Form 10-K
period 2018-02-03
ABERCROMBIE & FITCH CO /DE/
filed 2018-04-02
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2018
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
Aggregate market value of the Registrant’s Class A Common Stock (the only outstanding common equity of the Registrant) held by non-affiliates of the Registrant (for this purpose, executive officers and directors of the Registrant are considered affiliates) as of July 28, 2017: $662,946,023.
Number of shares outstanding of the Registrant’s common stock as of March 28, 2018: 68,032,248 shares of Class A Common Stock.
DOCUMENT INCORPORATED BY REFERENCE:
Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be held on June 14, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ABERCROMBIE & FITCH CO.

PART I

ITEM 1.	BUSINESS

GENERAL.

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as the “Company” and “we”), is a global, multi-brand specialty retailer, which primarily sells its products through its wholly-owned store and direct-to-consumer channels, as well as through various third-party wholesale, franchise and licensing arrangements. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids under the Hollister, Abercrombie & Fitch and abercrombie kids brands. The brands share a commitment to offering products of enduring quality and exceptional comfort that allows customers around the world to express their own individuality and style. The Company has operations in North America, Europe, Asia and the Middle East. For the fifty-three week period ended February 3, 2018, 63.2% of the Company’s net sales were attributable to the United States (“U.S.”).

The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year, as was the case for the year ended February 3, 2018. Fiscal years are designated in the consolidated financial statements and notes, as well as the remainder of this Annual Report on Form 10-K, by the calendar year in which the fiscal year commenced. All references herein to the Company’s fiscal years are as follows:

Fiscal year	Year ended	Number of weeks
Fiscal 2015	January 30, 2016	52
Fiscal 2016	January 28, 2017	52
Fiscal 2017	February 3, 2018	53
Fiscal 2018	February 2, 2019	52

A&F makes available free of charge on its website, corporate.abercrombie.com, under “Investors, Financials, SEC Filings,” its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as A&F’s definitive proxy materials filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after A&F electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains electronic filings by A&F and other issuers at www.sec.gov. In addition, the public may read and copy any materials A&F files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The Company has included certain of its website addresses throughout this filing as textual references only. The information contained within these websites is not incorporated into this Annual Report on Form 10-K.

BRANDS.

Hollister.    The quintessential apparel brand of the global teen consumer, Hollister celebrates the liberating spirit of the endless summer inside everyone.  Inspired by California’s laidback attitude, Hollister’s clothes are designed to be lived in and made your own, for wherever life takes you. Hollister provides an engaging, welcoming and unique shopping experience around the globe. Hollister also carries intimates brand, Gilly Hicks, “the brand to start and end your day with.” Gilly Hicks product is designed to be effortless and comfortable to align with customers’ on-the-go, busy lifestyle.

Abercrombie & Fitch.    Abercrombie & Fitch is a specialty retailer of high-quality apparel and accessories for men and women. For 125 years, the iconic brand has outfitted innovators, explorers and entrepreneurs. Today, it reflects an updated attitude of the 21 to 24-year old customer, while remaining true to its heritage of creating expertly crafted products with an effortless, American style.

abercrombie kids.    abercrombie kids creates smart and creative apparel of enduring quality that celebrates the wide-eyed wonder of children from 5 to 14 years.  Its products are made for play — tough enough to stand up to everyday adventures.

SEASONAL BUSINESS.

The retail industry has two principal selling seasons: the Spring season, which includes the first and second fiscal quarters (“Spring”); and the Fall season, which includes the third and fourth fiscal quarters (“Fall”). As is common in the retail industry, the Company experiences its greatest sales activity during the Fall season due to Back-to-School and Back-to-Fall in August for Hollister and Abercrombie, respectively, and the holiday sales periods in November and December.

COMPETITION.

The Company operates in a rapidly evolving and highly competitive retail business environment. Competitors include individual and chain specialty apparel retailers, local, regional, national and international department stores, discount stores and online businesses. Additionally, the Company competes for consumers’ discretionary spending with businesses in other product and experiential categories, such as technology, restaurants, travel and media content. The Company competes primarily on the basis of quality, fashion, brand experience and selection.

Operating in a highly competitive industry environment can cause the Company to engage in greater promotional activity, resulting in pressure on average unit retail and gross profit. Refer to “ITEM 1A. RISK FACTORS,” for further discussion of the potential impacts competition may have on the Company.

STRATEGIC INITIATIVES.

The Company is focused on putting the customer at the center of everything it does and engaging with them wherever, whenever and however they choose to shop, through its three strategic pillars:

•	inspiring customers;

•	innovating relentlessly; and

•	developing leaders.

Through the continued execution of the Company's brand playbooks, the Company is aligning product, brand voice and experience around the customer and is building and enhancing capabilities to react to a rapidly evolving retail landscape.

FINANCIAL INFORMATION ABOUT SEGMENTS.

The Company determines its segments on the same basis that it uses to allocate resources and assess performance. The Company’s two operating segments as of February 3, 2018 are brand-based: Hollister and Abercrombie, the latter of which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. Both of the Company’s operating segments sell a similar group of products — apparel, personal care products and accessories for men, women and kids. These operating segments have similar economic characteristics, classes of consumers, products, production and distribution methods, operate in the same regulatory environments, and have been aggregated into one reportable segment. Refer to “ITEM 6. SELECTED FINANCIAL DATA,” “RESULTS OF OPERATIONS” in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and Note 17, “SEGMENT REPORTING,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” of this Annual Report on Form 10-K for for further discussion and information of the Company’s operating segments and reportable segment as well as information about the geographic areas in which the Company operates.

The following charts illustrate the Company’s net sales by brand and geography for Fiscal 2017:

(1)	Includes Abercrombie & Fitch and abercrombie kids brands.

CHANNELS OF OPERATIONS.

Stores.    The Company continues to evaluate and manage its store fleet through its ongoing channel optimization program to address shifts in customer preferences. Actions taken to optimize store productivity include remodeling, relocating, downsizing and store closings. At the end of Fiscal 2017, the Company operated 868 stores. The following table details the number of retail stores operated by the Company as of February 3, 2018:

	Hollister (1)	Abercrombie (2)	Total
United States	394	285	679
International	144	45	189
Total	538	330	868

(1)	Excludes five international franchise stores as of February 3, 2018.

(2)	Includes Abercrombie & Fitch and abercrombie kids brands. Excludes four international franchise stores as of February 3, 2018.

Omnichannel and direct-to-consumer operations. As customers increasingly shop across multiple channels, the Company has developed, and continues to expand, its omnichannel capabilities. These capabilities include purchase-online-pickup-in-store, reserve-in-store, order-in-store, ship-from-store, and online and in-store returns. The Company continues to invest in these and other omnichannel initiatives in order to create a more seamless shopping experience for its customers.

The Company operates 20 desktop and mobile websites for its brands globally, which are available in several languages and accept multiple currencies, that ship to more than 120 countries. Total net sales through direct-to-consumer operations, including shipping and handling revenue, were $973.9 million for Fiscal 2017, representing approximately 28% of total net sales. Mobile engagement continues to grow, with more than two-thirds of direct-to-consumer traffic was generated from mobile devices in Fiscal 2017. To improve the overall mobile experience, the Company continues to develop and expand its mobile capabilities, including streamlined mobile checkout and ease of navigation.

Wholesale, franchise and licensing operations. The Company continues to expand its international brand reach and create brand awareness through various wholesale, franchise and licensing arrangements. Total net sales from wholesale, franchise and licensing operations were $60.3 million for Fiscal 2017, representing approximately 2% of total net sales. As of February 3, 2018, the Company’s franchisees operated nine international franchise stores across the brands, located in Mexico, Qatar and Saudi Arabia.

CUSTOMER ENGAGEMENT.

The Company engages with its customers through in-store and online interactions, loyalty programs, social media platforms, mobile applications, online surveys and customer reviews, and continues to evolve in response to the feedback it receives through these channels. The Hollister and Abercrombie customer relationship management programs provide a platform with which the Company can develop direct relationships with its customers and harness insights. Both brands have a strong global following on key social media platforms, and the Company also partners with key influencers, such as celebrities, bloggers and stylists, to share its products and communicate its brands’ identities. The Company aims to be at the forefront of customer engagement and continues to explore new methods to connect with its customers.

Store experience.    The Company’s stores continue to play an essential role in creating brand awareness and have been imagined with the best customer experience in mind with a focus on inspiring customers and serving as physical gateways to the brands. The stores are tailored to reflect the personality of each brand, with unique furniture, fixtures, music and scent adding to a rich brand experience, that is focused on the customer. These stores also serve as local hubs for online engagement as the Company continues to implement its omnichannel capabilities to create a seamless shopping experience. In Fiscal 2017, the Abercrombie and abercrombie kids brands launched new store prototypes which are both open and inviting, and have accommodating features such as innovative fitting rooms and omni-channel capabilities. Through the enhanced store environment, the Company has seen improved store engagement and greater overall productivity on a smaller footprint.

Loyalty programs.    The Company offers the Club Cali® and A&F Club® loyalty programs for Hollister and Abercrombie customers, respectively. Under these programs, customers accumulate points based on purchase activity and earn rewards by reaching certain point thresholds, which can be redeemed for merchandise discounts. The loyalty programs continue to provide timely customer insights, while driving a higher average level of customer spend. In addition, the Company uses its loyalty programs as a tool to stay close to the customer by engaging with some of its most valuable customers through special offers, members-only items and access to unique members-only experiences, including early looks at collections.

MERCHANDISE VENDORS.

Global sourcing strategy. The Company depends on its network of third-party vendors to supply compelling, on-trend and high-quality product assortments to its customers. The Company partners with vendors that respect local laws and share its dedication to employing leading practices in human rights, labor rights, environmental responsibility and workplace safety. Maintaining close relationships with vendors allows the Company to be responsive and adaptable to customer feedback. During Fiscal 2017, the Company sourced merchandise through approximately 150 vendors located throughout the world, primarily in Asia and Central America, and did not source more than 10% of its merchandise from any single factory or supplier. The Company’s global sourcing strategy includes relationships with vendors in 18 countries, including the U.S. The Company’s global sourcing of merchandise is generally negotiated and settled in U.S. Dollars.

Quality assurance. High quality standards are an integral part of the Company’s identity, and all product sources, including independent manufacturers and suppliers, must achieve and maintain these standards. The Company has established supplier product quality standards to ensure the high quality of fabrics and other materials used in the Company’s products. Both home office and field employees participate in monitoring suppliers’ compliance with the Company’s product quality standards. Before production begins, all factories, including subcontractors of the factories, undergo a quality assurance assessment to ensure they meet Company standards. All factories are contractually required to adhere to the Company’s Vendor Code of Conduct, go through social audits, which include on-site walk-throughs to appraise the physical working conditions and health and safety practices, and review payroll and age documentation. Social audits of the factories are performed at least every two years after the initial audit.

DISTRIBUTION OF MERCHANDISE INVENTORY.

The Company’s distribution network is built to deliver inventory to its stores and fulfill direct-to-consumer orders with speed and efficiency. Merchandise is shipped to the Company’s distribution centers (“DCs”), where it is received and inspected before being shipped to stores or direct-to-consumer customers. The Company primarily uses one contract carrier to ship merchandise and related materials to its North American stores and direct-to-consumer customers, and several contract carriers for its European and Asian stores and direct-to-consumer customers.

The Company relies on DCs to manage the receipt, storage, sorting, packing and distribution of its merchandise. The Company’s DCs by geography as of February 3, 2018 were as follows:

Additional information pertaining to the Company’s DCs is as follows:

Location	Company-owned or third-party	Areas of service
New Albany, Ohio	Company-owned	Stores and direct-to-consumer operations in North America
New Albany, Ohio	Company-owned	Direct-to-consumer operations in North America
Reno, Nevada	Third-party	Stores and direct-to-consumer operations in North America
Bergen op Zoom, Netherlands	Third-party	Stores and direct-to-consumer operations in Europe
Shanghai, China	Third-party	Stores and direct-to-consumer operations in China
Hong Kong	Third-party	Stores and direct-to-consumer operations in Asia
Dubai, United Arab Emirates	Third-party	Stores in the Middle East

INFORMATION SYSTEMS.

The Company’s management information systems consist of a full range of retail, merchandising, human resource and financial systems. The systems include applications related to point-of-sale, direct-to-consumer, inventory management, supply chain, planning, sourcing, merchandising, payroll, scheduling and financial reporting. The Company continues to invest in technology to upgrade its core systems to create efficiencies, including the support of its direct-to-consumer operations, omnichannel capabilities, customer relationship management tools and loyalty programs.

TRADEMARKS.

The trademarks Abercrombie & Fitch®, abercrombie®, Hollister®, Gilly Hicks® and the “Moose” and “Seagull” logos are registered with the U.S. Patent and Trademark Office and registered, or the Company has applications for registration pending, with the registries of countries where stores are located or likely to be located in the future. In addition, these trademarks are either registered, or the Company has applications for registration pending, with the registries of many of the foreign countries in which the manufacturers of the Company’s products are located. The Company has also registered, or has applied to register, certain other trademarks in the U.S. and around the world. The Company believes its products are identified by its trademarks and, therefore, its trademarks are of significant value. Each registered trademark has a duration of 10 to 20 years, depending on the date it was registered, and the country in which it is registered, and is subject to an indefinite number of renewals for a like period upon continued use and appropriate application. The Company intends to continue using its core trademarks and to timely renew each of its registered trademarks that remain in use.

ASSOCIATE RELATIONS.

As of March 28, 2018, the Company employed approximately 38,000 associates, of whom approximately 31,000 were part-time associates, which equates to approximately 4,000 full-time equivalents. On average, the Company employed approximately 14,000 full-time equivalents during Fiscal 2017.

ENVIRONMENTAL MATTERS.

The Company has committed to advancing environmental initiatives in its internal practices, by increasing education and awareness throughout its partnership base, and through communities in which they make and sell products. Compliance with domestic and international regulations related to environmental matters has not had, nor is it expected to have, any material effect on the Company’s capital expenditures, earnings or competitive position based on information and circumstances known to the Company at this time.

OTHER INFORMATION.

Additional information about the Company’s business, including its results of operations for the last three fiscal years and gross square footage of stores, is set forth under “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of A&F as of March 28, 2018:

Stacia Andersen, 47, has been Brand President of Abercrombie & Fitch and abercrombie kids since June 2016. Prior to joining A&F, Ms. Andersen served in various positions with Target Corporation (“Target”), a general merchandise retailer selling products through Target stores and digital channels, from 1993 until December 2015. Most recently, Ms. Andersen served as Senior Vice President Merchandising, Apparel, Accessories and Baby of Target, from May 2014 to December 2015, and as Senior Vice President Merchandising, Home and Seasonal of Target, from October 2009 to May 2014. Prior to serving as a Senior Vice President Merchandising at Target, Ms. Andersen served as President, Target Sourcing Services/Associated Merchandising Corporation, from February 2006 to October 2009, and before that, in various sourcing and merchandising positions.

Robert E. Bostrom, 65, has been Senior Vice President, General Counsel and Corporate Secretary of A&F since January 2014. Since August 2014, Mr. Bostrom has been a member of the Board of Directors of NeuLion, Inc. From December 2012 to December 2013, Mr. Bostrom was Co-Chairman of the Financial Regulatory and Compliance Practice of Greenberg Traurig LLP, an international law firm. From August 2011 to November 2012, Mr. Bostrom was Co-Head of the Global Financial Institutions and Funds Sector of Dentons US LLP (formerly, SNR Denton), an international law firm. From February 2006 to August 2011, Mr. Bostrom was Executive Vice President, General Counsel and Corporate Secretary of the Federal Home Loan Mortgage Corporation (also known as Freddie Mac). Prior to his time with Freddie Mac, Mr. Bostrom was the Managing Partner of the New York office of Winston & Strawn LLP, a Member of that firm’s Executive Committee and Head of its Financial Institutions Practice.

Joanne C. Crevoiserat, 54, has been Executive Vice President and Chief Operating Officer of A&F since February 2017 and served as Executive Vice President and Chief Financial Officer of A&F from May 2014 to October 2017. In addition, Ms. Crevoiserat served as Interim Principal Executive Officer of A&F from June 2016 to February 2017 and was a member of the Office of the Chairman of A&F from October 2015 to February 2017. Prior to joining A&F, Ms. Crevoiserat served in a number of senior management roles at Kohl’s Inc., which operates family-oriented department stores and a website featuring apparel, footwear, accessories, soft home products and housewares. From June 2012 to April 2014, Ms. Crevoiserat was the Executive Vice President of Finance of Kohl’s and from November 2008 to June 2012, she served as the Executive Vice President of Merchandise Planning and Allocation of Kohl’s. Prior to her time with Kohl’s, Ms. Crevoiserat held senior finance positions with Wal-Mart Stores and May Department Stores, including Chief Financial Officer of the Filene’s, Foley’s and Famous-Barr brands.

Fran Horowitz, 54, has been Chief Executive Officer and a director of A&F since February 2017. In addition, Ms. Horowitz has been Principal Executive Officer of A&F since February 2017. Prior thereto, she had served as President & Chief Merchandising Officer for all brands of A&F since December 2015 and was a member of the Office of the Chairman of A&F from December 2014 to February 2017. Ms. Horowitz held the position of Brand President of Hollister from October 2014 to December 2015. Before joining Hollister, from October 2013 to October 2014, Ms. Horowitz served as the President of Ann Taylor Loft, a division of Ann Inc., the parent company of three specialty retail fashion brands in North America. Prior to her time with Ann Taylor Loft, from February 2005 to October 2012, she held various roles at Express, Inc., a specialty apparel and accessories retailer of women’s and men’s merchandise, including Executive Vice President of Women’s Merchandising and Design from May 2010 to November

2012. Before her time with Express, Inc., Ms. Horowitz spent 13 years at Bloomingdale’s in various women’s merchandising roles, including Vice President Divisional Merchandise Manager. Since March 2017, Ms. Horowitz has served on the Board of Directors of SeriousFun Children’s Network, Inc., a Connecticut non-profit corporation.

Scott Lipesky, 43, has been Senior Vice President and Chief Financial Officer of A&F, as well as Principal Financial Officer and Principal Accounting Officer of A&F, since October 2017. Prior to joining A&F, Mr. Lipesky served as Chief Financial Officer of American Signature, Inc., a privately-held home furnishings company, from October 2016 to October 2017. Prior to his time with American Signature, Inc., Mr. Lipesky served in various finance positions with A&F from November 2007 to October 2016, including as Chief Financial Officer, Hollister Brand, from September 2014 to October 2016, Vice President, Merchandise Finance from March 2013 to September 2014, Vice President, Financial Planning and Analysis from November 2012 to March 2013 and Senior Director, Financial Planning and Analysis from November 2010 to November 2012.

Kristin Scott, 50, has been Brand President of Hollister since August 2016. Before joining Hollister, Ms. Scott served in various positions with Victoria’s Secret, a specialty retailer of women’s intimate and other apparel which sells products at Victoria’s Secret stores and online, from December 2007 until April 2016. Most recently, Ms. Scott served as Executive Vice President, GMM Merchandising from March 2013 to April 2016, Senior Vice President, GMM Merchandising from March 2009 to March 2013 and Senior Vice President, GMM Merchandising - Stores from December 2007 to March 2009. Prior to her time with Victoria’s Secret, Ms. Scott served in merchandising positions at the Vice President level with Gap Outlet, Marshall Fields and Target.

The Board of Directors of A&F dissolved the Office of the Chairman, effective February 1, 2017 with the appointment of Fran Horowitz as Chief Executive Officer of A&F. The Office of the Chairman was formed in December 2014 to allow for effective management of the Company during a transition in leadership. The executive officers serve at the pleasure of the Board of Directors of A&F.

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

Forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. The following factors, categorized by the primary nature of the associated risk, could affect our financial performance and cause actual results to differ materially from those expressed or implied in any of the forward-looking statements.

Macroeconomic and industry risks include:

•
Changes in global economic and financial conditions, and the resulting impact on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits, could have a material adverse effect on our business, results of operations and liquidity;

•	Failure to anticipate customer demand and changing fashion trends and to manage our inventory commensurately could adversely impact our sales levels and profitability;

•	Our market share may be negatively impacted by increasing competition and pricing pressures from companies with brands or merchandise competitive with ours;

•	Fluctuations in foreign currency exchange rates could adversely impact our financial condition and results of operations;

•	Our ability to attract customers to our stores depends, in part, on the success of the shopping malls or area attractions that our stores are located in or around; and,

•	The impact of war, acts of terrorism or civil unrest could have a material adverse effect on our operating results and financial condition.

Strategic risks include:

•
The expansion of our direct-to-consumer sales channels and omnichannel initiatives are significant components of our growth strategy, and the failure to successfully develop our position across all channels could have an adverse impact on our results of operations;

•	Our international growth strategy and ability to conduct business in international markets may be adversely affected by legal, regulatory, political and economic risks; and,

•	Failure to successfully implement our strategic plans could have a negative impact on our growth and profitability.

Operational risks include:

•	Failure to protect our reputation could have a material adverse effect on our brands;

•	Our business could suffer if our information technology systems are disrupted or cease to operate effectively;

•	We may be exposed to risks and costs associated with cyber-attacks, credit card fraud and identity theft that would cause us to incur unexpected expenses and reputation loss;

•	Our reliance on DCs makes us susceptible to disruptions or adverse conditions affecting our supply chain;

•	Changes in cost, availability and quality of raw materials, labor, transportation, and trade relations could cause manufacturing delays and increase our costs;

•
We depend upon independent third parties for the manufacture and delivery of all our merchandise, and a disruption of the manufacture or delivery of our merchandise could result in lost sales and could increase our costs;

•	We rely on the experience and skills of our senior executive officers and associates, the loss of whom could have a material adverse effect on our business; and,

•
Extreme weather conditions, including natural disasters, pandemic disease and other unexpected events, could negatively impact our facilities, systems and stores, as well as the facilities and systems of our vendors and manufacturers, which could result in an interruption to our business and adversely affect our operating results.

Legal, tax, regulatory and compliance risks include:

•	Fluctuations in our tax obligations and effective tax rate may result in volatility in our results of operations;

•	Our litigation exposure could have a material adverse effect on our financial condition and results of operations;

•	Failure to adequately protect our trademarks could have a negative impact on our brand image and limit our ability to penetrate new markets;

•
Changes in the regulatory or compliance landscape and compliance with changing regulations for accounting, corporate governance and public disclosure could adversely affect our business, results of operations and reported financial results; and,

•	Our Asset-Based Revolving Credit Agreement and our Term Loan Agreement include restrictive covenants that limit our flexibility in operating our business.

The factors listed above are not our only risks. Additional risks may arise and current evaluations of risks may change, which could lead to material, adverse effects on our business, operating results and financial condition. The following sets forth a description of the preceding risk factors that we believe may be relevant to an understanding of our business. These risk factors could cause actual results to differ materially from those expressed or implied in any of our forward-looking statements.

MACROECONOMIC AND INDUSTRY RISKS.

Changes in global economic and financial conditions, and the resulting impact on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits, could have a material adverse effect on our business, results of operations and liquidity.

Our business depends on consumer demand for our merchandise. Consumer purchases of discretionary items, including our merchandise, can be adversely impacted by recessionary periods and other periods where disposable income is adversely affected. Our performance is subject to factors that affect worldwide economic conditions including unemployment, consumer credit availability, consumer debt levels, reductions in net worth based on declines in the financial, residential real estate and mortgage markets, sales and personal income tax rates, fuel and energy prices, interest rates, consumer confidence in future economic and political conditions, consumer perceptions of personal well-being and security, the value of the U.S. Dollar versus foreign currencies and other macroeconomic factors. Additionally, changes in consumer preferences and discretionary spending habits may negatively impact the specialty apparel retail market. Global economic uncertainty and changing consumer preferences and discretionary spending habits could have a material adverse effect on our results of operations, liquidity and capital resources if reduced consumer demand for our merchandise should occur. It could also impact our ability to fund growth and/or result in our becoming reliant on external financing, the availability and cost of which may be uncertain.

The economic conditions and factors described above could adversely affect the profitability of our business, as well as adversely affect the pace of opening new stores, or their productivity once opened. Finally, the economic environment may exacerbate some of the risks noted below, including consumer demand, strain on available resources, our international growth strategy, availability of real estate, interruption of the flow of merchandise from key vendors and manufacturers, and foreign currency exchange rate fluctuations.

Failure to anticipate customer demand and changing fashion trends and to manage our inventory commensurately could adversely impact our sales levels and profitability.

Our success largely depends on our ability to anticipate and gauge the fashion preferences of our customers and provide merchandise that satisfies constantly shifting demands in a timely manner. Because we enter into agreements for the manufacture and purchase of merchandise well in advance of the applicable selling season, we are vulnerable to changes in consumer preferences and demand, pricing shifts, and the sub-optimal selection and timing of merchandise purchases. Moreover, there can be no assurance that we will continue to anticipate consumer demands and accurately plan inventory successfully in the future. Changing consumer preferences and fashion trends, whether we are able to anticipate, identify and respond to them or not, could adversely impact our sales. Inventory levels for certain merchandise styles no longer considered to be “on trend” may increase, leading to higher markdowns to sell through excess inventory and therefore, lower than planned margins. A distressed economic and retail environment, in which many of our competitors continue to engage in aggressive promotional activities increases the importance of reacting appropriately to changing consumer preferences and fashion trends. Conversely, if we underestimate consumer demand for our merchandise, or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which may negatively impact customer relationships, diminish brand loyalty and result in lost sales. In addition, we could be at a competitive disadvantage if we are unable to leverage data analytics to retrieve timely, customer insights to appropriately respond to customer demands. Any of these events could significantly harm our operating results and financial condition.

Our market share may be negatively impacted by increasing competition and pricing pressures from companies with brands or merchandise competitive with ours.

The sale of apparel and personal care products through stores and direct-to-consumer channels is a highly competitive business with numerous participants, including individual and chain specialty apparel retailers, local, regional, national and international department stores, discount stores and online businesses. Proliferation of the direct-to-consumer channel within the last few years has encouraged the entry of many new competitors and an increase in competition from established companies. We face a variety of competitive challenges, including:

•
anticipating and quickly responding to changing consumer demands or preferences better than our competitors, including being able to adapt to new, emerging technologies that alter customer experience expectations;

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

The functional currency of our foreign subsidiaries is generally the local currency in which each entity operates, while our consolidated financial statements are presented in U.S. Dollars. Therefore, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. Dollars at exchange rates in effect during, or at the end of the reporting period. In addition, our international subsidiaries transact in currencies other than their functional currency, including intercompany transactions, which results in foreign currency transaction gains or losses. Furthermore, we purchase substantially all of our inventory in U.S. Dollars. As a result, our sales and gross profit rate from international operations will be negatively impacted during periods of a strengthened U.S. dollar relative to the functional currencies of our foreign subsidiaries. Additionally, tourism spending may be affected by changes in foreign currency exchange rates, and as a result, sales in our flagship stores and other stores with higher tourism traffic have, at times, been adversely impacted, and may continue to be adversely impacted, by fluctuations in foreign currency exchange rates. Certain events, such as the June 2016 decision by the United Kingdom to leave the European Union and the November 2016 U.S. elections, have increased global economic and political uncertainty and caused volatility in foreign currency exchange rates. Our business and results of operations may be impacted by these developments. For Fiscal 2017, 63.2%, 23.2% and 13.5% of the Company’s net sales were attributable to the U.S., Europe and other geographic areas, respectively.

Our ability to attract customers to our stores depends, in part, on the success of the shopping malls or area attractions that our stores are located in or around.

In order to generate customer traffic, we locate many of our stores in prominent locations within successful shopping malls or street locations. Our stores benefit from the ability of the malls’ “anchor” tenants, generally large department stores and other area attractions, to generate consumer traffic in the vicinity of our stores. We cannot control the loss of an anchor or other significant tenant in a shopping mall in which we have a store; the development of new shopping malls in the U.S. or around the world, the availability or cost of appropriate locations, competition with other retailers for prominent locations or the success of individual shopping malls. All of these factors may impact our ability to meet our productivity targets for our domestic stores and our growth objectives for our international stores and could have a material adverse effect on our financial condition or results of operations. In addition, some malls that were in prominent locations when we opened our stores may cease to be viewed as prominent. If this trend continues or if the popularity of mall shopping continues to decline generally among our customers, our sales may decline, which would impact our gross profits and net income.

Part of our future growth is dependent on our ability to operate stores in desirable locations with capital investment and lease costs providing the opportunity to earn a reasonable return. We cannot be sure as to when or whether such desirable locations will become available at reasonable costs.

The impact of war, acts of terrorism or civil unrest could have a material adverse effect on our operating results and financial condition.

The continued threat of terrorism and the associated heightened security measures and military actions in response to acts of terrorism have disrupted commerce. Further acts of terrorism, future conflicts or civil unrest may disrupt commerce and undermine consumer confidence and consumer spending by causing domestic and/or tourist traffic in malls and the Company’s flagship and other stores to decline, which could negatively impact our sales revenue. Furthermore, war or an act of terrorism, or the threat thereof, or any other unforeseen interruption of commerce, could negatively impact our business by interfering with our ability to obtain merchandise from foreign manufacturers. With a substantial portion of our merchandise being imported from foreign countries, failure to obtain merchandise from our foreign manufacturers or substitute other manufacturers, at similar costs and in a timely manner, could adversely affect our operating results and financial condition.

STRATEGIC RISKS.

The expansion of our direct-to-consumer sales channels and omnichannel initiatives are significant components of our growth strategy, and the failure to successfully develop our position across all channels could have an adverse impact on our results of operations.

Consumers are increasingly shopping online and via mobile devices, and we have made significant investments in capital spending and labor to develop these channels globally, invested in digital media to attract new customers and developed localized fulfillment, shipping and customer service operations. As omnichannel retailing continues to grow and evolve, our customers increasingly interact with our brands through a variety of media including smart phones and tablets, and expect seamless integration across all touchpoints. Our success depends on our ability to introduce innovative means of engaging our customers and our ability to respond to shifting consumer traffic patterns and direct-to-consumer buying trends. There is no assurance that we will be able to continue to successfully maintain or expand our direct-to-consumer sales channels and omnichannel initiatives and failure to adequately respond to these risks and uncertainties or to successfully maintain and expand our direct-to-consumer business may have an adverse impact on our results of operations.

In addition, direct-to-consumer operations are subject to numerous risks, including reliance on third-party computer hardware/software and service providers, data breaches, violations of state, federal or international laws, including those relating to online privacy, credit card fraud, telecommunication failures and electronic break-ins and similar disruptions, and disruption of Internet service. Changes in foreign governmental regulations may also negatively impact our ability to deliver product to our customers. Failure to successfully respond to these risks may adversely affect sales in our direct-to-consumer business as well as damage our reputation and brands.

Our international growth strategy and ability to conduct business in international markets may be adversely affected by legal, regulatory, political and economic risks.

International expansion is a significant component of our growth strategy and may require significant capital investment, which could strain our resources and adversely impact current store performance, while adding complexity to our current operations. We are subject to domestic laws, including the Foreign Corrupt Practices Act, in addition to the laws of the foreign countries in which we operate. If any of our overseas operations, or our associates or agents, violate such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.

Additionally, we may face operational issues that could have a material adverse effect on our reputation, business and results of operations if we fail to address certain factors including, but not limited to, the following:

•
address the different operational characteristics present in each country in which we operate, including employment and labor, transportation, logistics, real estate, lease provisions and local reporting or legal requirements;

•	hire, train and retain qualified personnel;

•	maintain good relations with individual associates and groups of associates;

•	avoid work stoppages or other labor-related issues in our European stores where associates are represented by workers’ councils and unions;

•	retain acceptance from foreign customers;

•	manage inventory effectively to meet the needs of existing stores on a timely basis; and

•	manage foreign currency exchange rate risks effectively.

Failure to successfully implement our strategic plans could have a negative impact on our growth and profitability.

Our ability to execute our long-term strategies successfully and in a timely fashion is subject to various risks and uncertainties as described under this “Risk Factors” section. Specifically, these risks can be categorized into macroeconomic risk, strategic risk, operational risk and legal, tax, regulatory and compliance risk. Achieving the goals of our long-term strategy is also dependent on us executing the strategy successfully. Finally, it may take longer than anticipated to generate the expected benefits from our long-term strategy, the initiatives we implement in connection with our long-term strategy may not resonate with our customers and there can be no guarantee that these initiatives will result in improved operating results. In addition, failure to successfully implement our long-term strategy could have a negative impact on our growth and profitability.

OPERATIONAL RISKS.

Failure to protect our reputation could have a material adverse effect on our brands.

Our ability to maintain our reputation is critical to our brands. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity, if our third-party vendors fail to comply with our vendor code of conduct, if any third parties with which we have a business relationship fail to represent our brands in a manner consistent with our brand image and customer experience standards or as a result of a cyber-attack. In addition, the increasing use of social media platforms allows for rapid communication and any negative publicity related to the aforementioned concerns may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor, health and safety, accounting or environmental standards, or related political considerations, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Public perception about our products or our stores, whether justified or not, could impair our reputation, involve us in litigation, damage our brands and have a material adverse effect on our business. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations and financial condition, as well as require additional resources to rebuild our reputation.

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

While we regularly evaluate our information technology systems and requirements, we are aware of the inherent risks associated with replacing and modifying these systems, including inaccurate system information, system disruptions and user acceptance and understanding. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems could cause information to be lost or delayed, including data related to customer orders. Such a loss or delay, especially if the disruption or slowdown occurred during our peak selling seasons, could have a material adverse effect on our results of operations.

We may be exposed to risks and costs associated with cyber-attacks, credit card fraud and identity theft that would cause us to incur unexpected expenses and reputation loss.

In the standard course of business, we process customer information, including payment information, through our stores and direct-to-consumer channels. Rapidly evolving technologies, payment capabilities offered and types of cyber-attacks may result in this information being compromised or breached. The retail industry in particular has been the target of many recent cyber-attacks, and as a result, there is heightened concern over the security of personal information transmitted over or accessible through the Internet, consumer identity theft and user privacy. We endeavor to protect consumer identity and payment information through the implementation of security technologies, processes and procedures, including training programs for employees to raise awareness about phishing, malware and other cyber risks and could experience increased costs associated with maintaining these protections as threats of cyber-attacks increase in sophistication and complexity. It is possible that an individual or group could defeat our security measures and access sensitive customer and associate information. Actual or anticipated cyber-attacks may cause us to incur increased costs, including costs to deploy additional personnel and protective technologies, train employees and engage third-party experts and consultants. Exposure of customer data through any means, including through third-party service providers and vendors, could materially harm the Company by, but not limited to, reputation loss, regulatory fines and penalties, legal liability and costs of litigation.

Our reliance on DCs makes us susceptible to disruptions or adverse conditions affecting our supply chain.

We rely on two Company-owned DCs and five third-party DCs to manage the receipt, storage, sorting, packing and distribution of our merchandise. The Company utilizes primarily one contract carrier to ship merchandise and related materials to its North American stores and direct-to-consumer customers, and several contract carriers for its European and Asian stores and direct-to-consumer customers. As a result, our operations are susceptible to local and regional factors, such as system failures, accidents, economic and weather conditions, natural disasters, demographic and population changes, as well as other unforeseen events and circumstances. If our distribution operations were disrupted, our ability to replace inventory in our stores and process direct-to-consumer and wholesale orders could be interrupted negatively impacting sales and could experience increased costs related to these disruptions. Refer to “ITEM 1. BUSINESS,” for a listing of the DCs we rely on.

Changes in cost, availability and quality of raw materials, labor, transportation, and trade relations could cause manufacturing delays and increase our costs.

Changes in the cost, availability and quality of the fabrics or other raw materials used to manufacture our merchandise could have a material adverse effect on our cost of sales, or our ability to meet customer demand. The prices for such fabrics depend largely on the market prices for the raw materials used to produce them, particularly cotton, as well as the cost of compliance with sourcing laws. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields and weather patterns. Such factors may be exacerbated by legislation and regulations associated with global climate change. In addition, the cost of labor at many of our third-party manufacturers has been increasing significantly, and as the middle class in developing countries continues to grow, it is unlikely such cost pressure will abate. The Company is also susceptible to fluctuations in the cost of transportation. We may not be able to pass all or a portion of higher raw materials prices or labor or transportation costs on to our customers, which could adversely affect our gross margin and results of our operations. Recently, there has been greater uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries, such as the threat of additional tariffs on imported consumer goods from China. Major developments in trade policies, such as the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity.

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

We rely on the experience and skills of our senior executive officers and associates, the loss of whom could have a material adverse effect on our business.

Our ability to succeed may be adversely impacted if we are not able to attract, retain and develop talent and future leaders, including our senior executive officers and associates. Our senior executive officers closely supervise all aspects of our business including the design of our merchandise and the operation of our stores and have substantial experience and expertise in the retail business and have an integral role in the growth and success of our brands. If we were to lose the benefit of the involvement of multiple senior executives or other personnel, our business could be adversely affected. In addition, if unexpected turnover occurs at the associate level without adequate succession plans, the loss of the services of any of these individuals, or any resulting negative perceptions of our business, could damage our reputation and our business. Competition for such qualified talent is intense, and we cannot be sure we will be able to attract, retain and develop a sufficient number of qualified individuals in future periods.

Extreme weather conditions, including natural disasters, pandemic disease and other unexpected events, could negatively impact our facilities, systems and stores, as well as the facilities and systems of our vendors and manufacturers, which could result in an interruption to our business and adversely affect our operating results.

Our retail stores, corporate offices, distribution centers, infrastructure projects and direct-to-consumer operations, as well as the operations of our vendors and manufacturers, are vulnerable to damage from natural disasters, pandemic disease and other unexpected events. If any of these events result in damage to our facilities, systems or stores, or the facilities or systems of our vendors or manufacturers, we may experience interruptions in our business until the damage is repaired, resulting in the potential loss of customers and revenues. In addition, we may incur costs in repairing any damage which exceed our applicable insurance coverage.

In addition, historically, our operations have been seasonal, with a significant amount of net sales and operating income occurring in the fourth fiscal quarter. Severe weather conditions and changes in weather patterns can influence customer trends, consumer traffic and shopping habits. Unseasonable weather may diminish demand for our seasonal merchandise. In addition, severe weather can also decrease customer traffic in our stores and reduce sales and profitability. As a result of this seasonality, net sales and net income during any fiscal quarter cannot be used as an accurate indicator of our annual results. Any factors negatively affecting us during the third and fourth fiscal quarters of any year, including inclement weather, could have a material adverse effect on our financial condition and results of operations for the entire year.

LEGAL, TAX, REGULATORY AND COMPLIANCE RISKS.

Fluctuations in our tax obligations and effective tax rate may result in volatility in our results of operations.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted into law. The Act makes broad and significantly complex changes to the U.S. corporate income tax system. Given the complexities associated with the Act, the estimated financial impacts for fiscal 2017 are provisional and subject to further analysis, interpretation and clarification of the Act. In addition, the U.S. Treasury Department, the Internal Revenue Service and other standard-setting bodies could interpret or issue guidance on how provisions of the Act will be applied or otherwise administered that differs from our interpretations and could result in changes to our estimates. Changes to these estimates during Fiscal 2018 could have a material adverse effect on our business, results of operations and liquidity. Refer to Note 10, “INCOME TAXES,” for further discussion.

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

We believe our core trademarks, Abercrombie & Fitch®, abercrombie®, Hollister®, Gilly Hicks® and the “Moose” and “Seagull” logos, are essential to the effective implementation of our strategy. We have obtained or applied for federal registration of these trademarks with the U.S. Patent and Trademark Office and the registries of countries where stores are located or likely to be located in the future. In addition, we own registrations and have pending applications for other trademarks in the U.S. and have applied for or obtained registrations from the registries in many foreign countries in which our stores or our manufacturers are located. There can be no assurance that we will obtain registrations that have been applied for or that the registrations we obtain will prevent the imitation of our products or infringement of our intellectual property rights by others. Although brand security initiatives are in place, we cannot guarantee that our efforts against the counterfeiting of our brands will be successful. If a third-party copies our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected.

Because we have not yet registered all of our trademarks in all categories, or in all foreign countries in which we source or offer our merchandise now, or may in the future, our international expansion and our merchandising of products using these marks could be limited. The pending applications for international registration of various trademarks could be challenged or rejected in those countries because third parties of whom we are not currently aware have already registered similar marks in those countries. Accordingly, it may be possible, in those foreign countries where the status of various applications is pending or unclear, for a third-party owner of the national trademark registration for a similar mark to prohibit the manufacture, sale or exportation of branded goods in or from that country. Failure to register our trademarks or purchase or license the right to use our trademarks or logos in these jurisdictions could limit our ability to obtain supplies from, or manufacture in, less costly markets or penetrate new markets should our business plan include selling our merchandise in those non-U.S. jurisdictions.

Changes in the regulatory or compliance landscape and compliance with changing regulations for accounting, corporate governance and public disclosure could adversely affect our business, results of operations and reported financial results.

We are subject to numerous laws and regulations, including customs, truth-in-advertising, securities laws, consumer protection, general privacy, health information privacy, identity theft, online privacy, employee health and safety, international minimum wage laws, unsolicited commercial communication and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, intellectual property, promotion and sale of merchandise and the operation of retail stores, direct-to-consumer operations and distribution centers. Laws and regulations at the local, state, federal and various international levels frequently change, and the ultimate cost of compliance cannot be precisely estimated. If these laws and regulations were to change, or were violated by our management, associates, suppliers, vendors or other parties with whom we do business, the costs of certain merchandise could increase, or we could experience delays in shipments of our merchandise, be subject to fines or penalties, temporary or permanent store closures, increased regulatory scrutiny or suffer reputational harm, which could reduce demand for our merchandise and adversely affect our business and results of operations. Any changes in regulations, the imposition of additional regulations, or the enactment of any new or more stringent legislation including the areas referenced above, could adversely affect our business and results of operations.

In addition, changing regulatory requirements for corporate governance and public disclosure, including SEC regulations and the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) are creating additional complexities for public companies. For example, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Dodd-Frank Act”), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that have required the SEC to adopt additional rules and regulations in these areas.

Stockholder activism, the current political environment, financial reform legislation and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations. In addition, the potential requirement to transition to, or converge with, international financial reporting standards in the future may create uncertainty and additional complexities. These changing regulatory requirements may lead to additional compliance costs, as well as the diversion of our management’s time and attention from strategic business activities and could have a significant effect on our reported results for the affected periods.

Our Asset-Based Revolving Credit Agreement and our Term Loan Agreement include restrictive covenants that limit our flexibility in operating our business.

Our Asset-Based Revolving Credit Agreement, as amended, expires on October 19, 2022 and our Term Loan Agreement, as amended, has a maturity date of August 7, 2021. Both our Asset-Based Revolving Credit Agreement and our Term Loan Agreement contain restrictive covenants that, subject to specified exemptions, restrict our ability to incur indebtedness, grant liens, make certain investments, pay dividends or distributions on our capital stock and engage in mergers. The inability to obtain credit on commercially reasonable terms in the future when these facilities expire could adversely impact our liquidity and results of operations. In addition, market conditions could potentially impact the size and terms of a replacement facility or facilities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s headquarters and support functions occupy 501 acres, consisting of the home office, distribution and shipping facilities centralized on a campus-like setting in New Albany, Ohio, all of which are owned by the Company. Additionally, the Company leases small facilities to house its human resources, finance, design and sourcing support centers in Hong Kong and New York City, New York, as well as offices in China, Denmark, France, Germany, South Korea, Spain, Switzerland and the United Kingdom. The Company’s home office, distribution and shipping facilities, design support centers and stores are currently suitable and adequate.

All of the retail stores operated by the Company, as of March 28, 2018, are located in leased facilities, primarily in shopping centers. The leases expire at various dates, between 2018 and 2031.

For store count and gross square footage by brand and geography as of February 3, 2018 and January 28, 2017, refer to “STORE ACTIVITY,” in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” As of March 28, 2018, the Company’s 868 stores were located as follows:

United States:
Alabama	3	Louisiana	5	Ohio	22
Arizona	12	Maine	3	Oklahoma	4
Arkansas	3	Maryland	11	Oregon	6
California	105	Massachusetts	24	Pennsylvania	27
Colorado	5	Michigan	15	Rhode Island	2
Connecticut	15	Minnesota	9	South Carolina	8
Delaware	5	Mississippi	3	Tennessee	12
District Of Columbia	1	Missouri	4	Texas	65
Florida	67	Montana	1	Utah	5
Georgia	18	Nebraska	1	Virginia	20
Hawaii	7	Nevada	8	Washington	15
Idaho	2	New Hampshire	8	West Virginia	3
Illinois	26	New Jersey	35	Wisconsin	5
Indiana	10	New Mexico	3	Puerto Rico	2
Iowa	4	New York	42
Kansas	4	North Carolina	15
Kentucky	8	North Dakota	1

International:
Austria	6	Hong Kong	4	Republic of Korea	2
Belgium	3	Ireland	2	Singapore	1
Canada	18	Italy	11	Spain	12
China	28	Japan	11	Sweden	3
Denmark	1	Kuwait	2	United Kingdom	34
France	15	Netherlands	4	United Arab Emirates	6
Germany	25	Poland	1

Refer to “Distribution of Merchandise Inventory,” in “ITEM 1. BUSINESS,” for information regarding the DCs the Company relies on to manage the receipt, storage, sorting, packing and distribution of its merchandise.

ITEM 3.	LEGAL PROCEEDINGS

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes estimated liabilities for the outcome of litigation where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts. As of February 3, 2018, the Company had accrued charges of approximately $18 million for certain legal contingencies, which are classified within other current liabilities on the Consolidated Balance Sheet included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” of this Annual Report on Form 10-K. Actual liabilities may differ from the amounts recorded, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There are certain claims and legal proceedings pending against the Company for which accruals have not been established.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A&F’s Class A Common Stock (“Common Stock”) is traded on the New York Stock Exchange under the symbol “ANF.” The table below sets forth the high and low sales prices of A&F’s Common Stock on the New York Stock Exchange for Fiscal 2017 and Fiscal 2016:

	Sales Price
	High	Low
Fiscal 2017
4th quarter	$23.53	$11.62
3rd quarter	$14.82	$9.03
2nd quarter	$14.50	$8.81
1st quarter	$13.75	$10.50
Fiscal 2016
4th quarter	$17.35	$11.29
3rd quarter	$23.29	$14.71
2nd quarter	$27.37	$16.49
1st quarter	$32.83	$23.45

Dividends are declared at the discretion of A&F’s Board of Directors. A quarterly dividend, of $0.20 per share outstanding, was declared in each of February, May, August and November in Fiscal 2017 and Fiscal 2016. Dividends were paid in each of March, June, September and December in Fiscal 2017 and Fiscal 2016. A&F’s Board of Directors reviews the dividend on a quarterly basis and establishes the dividend rate based on A&F’s financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors which the Board of Directors deem relevant.

As of March 28, 2018, there were approximately 3,000 stockholders of record. However, when including investors holding shares of Common Stock in broker accounts under street name, A&F estimates that there are approximately 28,200 stockholders.

The following table provides information regarding the purchase of shares of the Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the quarterly period ended February 3, 2018:

Period (fiscal month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (3)
October 29, 2017 through November 25, 2017	804	$14.55	—	6,503,656
November 26, 2017 through December 30, 2017	17,752	$17.02	—	6,503,656
December 31, 2017 through February 3, 2018	5,062	$20.11	—	6,503,656
Total	23,618	$17.59	—	6,503,656

(1)
All of the 23,618 shares of A&F’s Common Stock purchased during the fourteen-week period ended February 3, 2018 represented shares that were withheld for tax payments due upon the vesting of restricted stock units.

(2)
No shares were repurchased during the fourteen-week period ended February 3, 2018 pursuant to A&F’s publicly announced stock repurchase authorization. On August 14, 2012, A&F’s Board of Directors authorized the repurchase of up to 10.0 million shares of A&F’s Common Stock, which was announced on August 15, 2012.

(3)
The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 2 above. The shares may be purchased from time-to-time, depending on market conditions.

The following graph shows the changes, over the five-year period ended February 3, 2018 (the last day of A&F’s Fiscal 2017) in the value of $100 invested in (i) shares of A&F’s Common Stock; (ii) Standard & Poor’s 500 Stock Index (the “S&P 500 Index”); (iii) Standard & Poor’s Midcap 400 Stock Index (the “S&P Midcap 400 Index”); and (iv) Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail Index”), including reinvestment of dividends. The plotted points represent the closing price on the last trading day of the fiscal year indicated.

PERFORMANCE GRAPH (1)

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Abercrombie & Fitch Co., the S&P 500 Index, the S&P Midcap 400 Index and the S&P Apparel Retail Index

$250
$200
$150
$100
$50
$0
2/2/13
2/1/14
1/31/15
1/30/16
1/28/17
2/3/18
Abercrombie & Fitch Co.
S&P 500
S&P Midcap 400
S&P Apparel Retail

*$100 invested on 2/2/13 in stock or 1/31/13 in index, including reinvestment of dividends. Indexes calculated on month-end basis.
Copyright© 2018 Standard & Poor’s, a division of S&P Global. All rights reserved.

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

The following financial information is derived from our Consolidated Financial Statements. The information presented below should be read in conjunction with “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the Company’s Consolidated Financial Statements and notes thereto included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K. We have also included certain nonfinancial information to enhance the understanding of our business.

(in thousands, except per share and per square foot amounts, return on average stockholders' equity, comparable sales, ratios and store data)	Fiscal 2017 (1)	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013
Statements of operations data
Net sales	$3,492,690	$3,326,740	$3,518,680	$3,744,030	$4,116,897
Gross profit (2)	$2,083,842	$2,028,568	$2,157,543	$2,313,570	$2,575,435
Operating income	$72,050	$15,188	$72,838	$113,519	$80,823
Net income attributable to A&F	$7,094	$3,956	$35,576	$51,821	$54,628
Net income per basic share attributable to A&F	$0.10	$0.06	$0.52	$0.72	$0.71
Net income per diluted share attributable to A&F	$0.10	$0.06	$0.51	$0.71	$0.69
Basic weighted-average shares outstanding	68,391	67,878	68,880	71,785	77,157
Diluted weighted-average shares outstanding	69,403	68,284	69,417	72,937	78,666
Cash dividends declared per share	$0.80	$0.80	$0.80	$0.80	$0.80
Balance sheet data
Working capital (3)	$756,992	$653,300	$644,277	$679,016	$752,344
Current ratio (4)	2.49	2.34	2.20	2.40	2.32
Cash and equivalents	$675,558	$547,189	$588,578	$520,708	$600,116
Total assets	$2,325,692	$2,295,757	$2,433,039	$2,505,167	$2,850,997
Borrowings, net	$249,686	$262,992	$286,235	$293,412	$135,000
Leasehold financing obligations	$50,653	$46,397	$47,440	$50,521	$60,726
Total long-term liabilities	$565,675	$557,718	$602,614	$629,510	$553,282
Total stockholders’ equity	$1,252,471	$1,252,039	$1,295,722	$1,389,701	$1,729,493
Return on average stockholders’ equity (5)	1%	0%	3%	3%	3%
Other financial and operating data
Net cash provided by operating activities	$285,704	$185,307	$310,009	$312,480	$175,493
Net cash used for investing activities	$(106,798)	$(136,746)	$(122,567)	$(175,074)	$(173,861)
Net cash used for financing activities	$(74,813)	$(84,509)	$(106,943)	$(181,453)	$(40,831)
Depreciation and amortization	$194,549	$195,414	$213,680	$226,421	$235,240
Capital expenditures	$107,001	$140,844	$143,199	$174,624	$163,924
Free cash flow (6)	$178,703	$44,463	$166,810	$137,856	$11,569
Change in comparable sales (7)	3%	(5)%	(3)%	(8)%	(11)%
Net store sales per average gross square footage	$359	$343	$360	$381	$417
Number of stores at end of period	868	898	932	969	1,006
Gross store square footage at end of period	6,710	7,007	7,292	7,517	7,736

(1)	Fiscal 2017 was a fifty-three week year.

(2)	Gross profit is derived from cost of sales, exclusive of depreciation and amortization.

(3)	Working capital is computed by subtracting current liabilities from current assets.

(4)	Current ratio is computed by dividing current assets by current liabilities.

(5)	Return on average stockholders’ equity is computed by dividing net income attributable to A&F by the average stockholders’ equity balance.

(6)	Free cash flow is computed by subtracting capital expenditures from net cash provided by operating activities, both of which are disclosed in the table above preceding the measure of free cash flow.

(7)
Comparable sales is defined as the aggregate of: (1) year-over-year sales for stores that have been open as the same brand at least one year and whose square footage has not been expanded or reduced by more than 20% within the past year, with the prior year’s net sales converted at the current year’s exchange rate to remove the impact of currency fluctuation, and (2) year-over-year direct-to-consumer sales with the prior year’s net sales converted at the current year’s exchange rate to remove the impact of currency fluctuation. Excludes revenue other than store and direct-to-consumer sales.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

BUSINESS SUMMARY

The Company is a global, multi-brand specialty retailer, which primarily sells its products through its wholly-owned store and direct-to-consumer channels, as well as through various third-party wholesale, franchise and licensing arrangements. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids under the Hollister, Abercrombie & Fitch and abercrombie kids brands. The brands share a commitment to offering products of enduring quality and exceptional comfort that allows customers around the world to express their own individuality and style. The Company has operations in North America, Europe, Asia and the Middle East.

The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year, as was the case for Fiscal 2017. For purposes of this “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” Fiscal 2017 is compared to Fiscal 2016 and Fiscal 2016 is compared to Fiscal 2015.

The Company’s two operating segments are brand-based: Hollister and Abercrombie, the latter of which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. These operating segments have similar economic characteristics, classes of consumers, products, production and distribution methods, operate in the same regulatory environments, and have been aggregated into one reportable segment.

SUMMARY RESULTS OF OPERATIONS

The table below summarizes the Company’s results of operations and reconciles financial measures determined in accordance with accounting principles generally accepted in the U.S. (“GAAP”) to non-GAAP financial measures for Fiscal 2017 and Fiscal 2016, respectively. Additional discussion about why the Company believes that these non-GAAP financial measures are useful to investors is provided under “NON-GAAP FINANCIAL MEASURES.”

	Fiscal 2017 (1)			Fiscal 2016
(in thousands, except change in net sales, change in comparable sales, gross profit rate and per share amounts)	GAAP	Excluded Items (2)	Non-GAAP	GAAP	Excluded Items (2)	Non-GAAP
Net sales	$3,492,690			$3,326,740
Change in net sales	5%			(5)%
Change in comparable sales (3)			3%			(5)%
Gross profit rate	59.7%			61.0%
Operating income	$72,050	$(28,731)	$100,781	$15,188	$11,926	$3,262
Net income (loss) attributable to A&F	$7,094	$(37,911)	$45,005	$3,956	$8,026	$(4,070)
Net income (loss) per diluted share attributable to A&F	$0.10	$(0.55)	$0.65	$0.06	$0.12	$(0.06)

(1)	Fiscal 2017 was a fifty-three week year.

(2)	Refer to “RESULTS OF OPERATIONS,” in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” for details on excluded items.

(3)
Comparable sales is defined as the aggregate of: (1) year-over-year sales for stores that have been open as the same brand at least one year and whose square footage has not been expanded or reduced by more than 20% within the past year, with the prior year’s net sales converted at the current year’s exchange rate to remove the impact of currency fluctuation, and (2) year-over-year direct-to-consumer sales with the prior year’s net sales converted at the current year’s exchange rate to remove the impact of currency fluctuation. Excludes revenue other than store and direct-to-consumer sales.

As of February 3, 2018, the Company had $675.6 million in cash and equivalents, and $253.3 million in gross borrowings outstanding under its term loan facility. Net cash provided by operating activities was $285.7 million for Fiscal 2017. The Company used cash of $107.0 million for capital expenditures, $54.4 million to pay dividends and $15.0 million to pay down debt during Fiscal 2017.

As of January 28, 2017, the Company had $547.2 million in cash and equivalents, and $268.3 million in gross borrowings outstanding under its term loan facility. Net cash provided by operating activities was $185.3 million for Fiscal 2016. The Company used cash of $140.8 million for capital expenditures, $54.1 million to pay dividends and $25.0 million to pay down debt during Fiscal 2016.

CURRENT TRENDS AND OUTLOOK

By staying close to our customer, executing to our brand playbooks and maintaining our disciplined approach to expense management we delivered sequential, quarterly comparable sales improvement throughout the year. This culminated in positive comparable sales for the fourth quarter across brands, channels and geographies and operating income growth for the year. Overall, Fiscal 2017 was a year of significant progress. We achieved several important milestones, including Hollister growing to $2 billion in sales, Abercrombie returning to positive comparable sales in the fourth quarter and record digital sales across all brands. We continue to improve the customer experience with ongoing investments in loyalty programs, store and direct-to-consumer experience and omnichannel capabilities.

With a strong balance sheet, proven cost management discipline and a clear plan for building on the foundations we laid to date, we will continue to focus our attention and our investments on engaging our customers with compelling assortments and new experiences, in clearly defined brand voices, positioning our business for sustainable long-term growth.

Additional information pertaining to our results for Fiscal 2015, Fiscal 2016 and Fiscal 2017 follows:

Change in Net Sales

15%
10%
5%
0%
-5%
-10%
-15%
Fiscal 2015
Fiscal 2016
Fiscal 2017

Change in Comparable Sales

15%
10%
5%
0%
-5%
-10%
-15%
Fiscal 2015
Fiscal 2016
Fiscal 2017

Operating Income [1]

$150.0M
$130.0M
$110.0M
$90.0M
$70.0M
$50.0M
$30.0M
$10.0M
-$10.0M
Fiscal 2015
Fiscal 2016
Fiscal 2017

Net Income (Loss) Attributable to A&F [1]

$100.0M
$80.0M
$60.0M
$40.0M
$20.0M
$0.0M
-$20.0M
Fiscal 2015
Fiscal 2016
Fiscal 2017

(1)	Refer to “RESULTS OF OPERATIONS,” in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” for details on excluded items.

(2)	Includes Abercrombie & Fitch and abercrombie kids brands.

For Fiscal 2018, we expect:

•	Comparable sales to be up low-single digits.

•	Net sales to be up low-single digits, with benefits from changes in foreign currency exchange rates largely offset by the adverse impact from the loss of the additional week in Fiscal 2017.

•	Changes in foreign currency exchange rates to benefit net sales and operating income.

•	A gross profit rate up slightly from the Fiscal 2017 rate of 59.7%, with some continuing pressure in the first quarter.

•
Operating expenses, excluding other operating income, to be up approximately 1% from Fiscal 2017 adjusted non-GAAP operating expense of $2 billion, resulting in expense leverage, while still supporting investments in strategic initiatives.

•
Other operating income to not be significant, including as a result of gift card breakage now being recognized within net sales subsequent to the adoption of the new revenue recognition accounting standard.

•	A weighted average diluted share count of approximately 71 million shares, excluding the effect of potential share buybacks.

We estimate the core tax rate to be in the mid-to high-20s based on the Act. However, for Fiscal 2018, we expect to incur discrete non-cash income tax charges of approximately $10 million related to share-based compensation accounting standards that went into effect in Fiscal 2017. As a result, we expect the full year effective tax rate to be in the mid-to high-30s. For the first quarter of Fiscal 2018, we expect the effective tax rate to be in the low double-digits to low teens, including approximately $8 million of the discrete noncash income tax charges related to share-based compensation.

With regard to capital allocation, we are targeting capital expenditures to be approximately $130 million for Fiscal 2018, including approximately $85 million for store updates and new stores and approximately $45 million for direct-to-consumer and omnichannel capabilities, information technology and other projects.

We plan to open 21 full-price stores in Fiscal 2018, including 13 Hollister and eight Abercrombie stores. In addition, we expect to convert ten Abercrombie stores to the new, smaller square-foot prototype formats, and remodel approximately 40 Hollister stores, six of which are expected to be right-sized to smaller footprints. We also anticipate closing up to 60 stores in the U.S. during Fiscal 2018 through natural lease expirations.

STORE ACTIVITY

During Fiscal 2017, the Company opened nine stores, including six Abercrombie and three Hollister stores. In addition, the Company converted four Abercrombie stores to the new, smaller square-foot prototype formats, and remodeled 35 Hollister stores, 12 of which were right-sized to smaller footprints. The Company also closed 39 stores in Fiscal 2017, primarily in the U.S.

Store count and gross square footage by brand and geography for Fiscal 2017 and Fiscal 2016 were as follows:

	Hollister (1)		Abercrombie (2)		Total
	United States	International	United States	International	United States	International
January 30, 2016	414	139	340	39	754	178
New	3	6	5	6	8	12
Closed	(19)	—	(34)	(1)	(53)	(1)
January 28, 2017	398	145	311	44	709	189
New	3	—	4	2	7	2
Closed	(7)	(1)	(30)	(1)	(37)	(2)
February 3, 2018	394	144	285	45	679	189
Gross square footage (in thousands):
January 28, 2017	2,737	1,218	2,411	641	5,148	1,859
February 3, 2018	2,681	1,200	2,210	619	4,891	1,819

(1)	Excludes five international franchise stores as of February 3, 2018, three international franchise stores as of January 28, 2017 and two international franchise stores as of January 30, 2016.

(2)
Abercrombie includes the Company’s Abercrombie & Fitch and abercrombie kids brands. Excludes four international franchise stores as of February 3, 2018, and one international franchise store as of both January 28, 2017 and January 30, 2016.

NON-GAAP FINANCIAL MEASURES

This Annual Report on Form 10-K includes discussion of certain financial measures under “RESULTS OF OPERATIONS” on both a GAAP and a non-GAAP basis. The Company believes that each of the non-GAAP financial measures presented in this “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” is useful to investors as it provides a measure of the Company’s operating performance excluding the effect of certain items which the Company believes do not reflect its future operating outlook, and therefore supplements investors’ understanding of comparability of operations across periods. Management used these non-GAAP financial measures during the periods presented to assess the Company’s performance and to develop expectations for future operating performance. These non-GAAP financial measures should be used supplemental to, and not as an alternative to, the Company’s GAAP financial results and may not be calculated in the same manner as similar measures presented by other companies.

The Company provides certain financial information on a constant currency basis to enhance investors’ understanding of underlying business trends and operating performance by removing the impact of foreign currency exchange rate fluctuations. The effect from foreign currency exchange rates, calculated on a constant currency basis, is determined by applying the current period's exchange rates to the prior year's results and is net of the year-over-year impact from hedging.

In addition, the Company provides comparable sales, defined as the aggregate of (1) year-over-year sales for stores that have been open as the same brand at least one year and whose square footage has not been expanded or reduced by more than 20% within the past year, with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuation, and (2) year-over-year direct-to-consumer sales with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuation. Comparable sales excludes revenue other than store and direct-to-consumer sales. Management uses comparable sales to understand the drivers of net sales year-over-year changes as well as a performance metric for certain performance-based restricted stock units. The Company believes comparable sales is a useful metric as it can assist investors in distinguishing the portion of the Company’s revenue attributable to existing locations from the portion attributable to the opening or closing of stores. The most directly comparable GAAP financial measure is change in net sales.

The Company also discloses free cash flow in this Annual Report on Form 10-K, calculated as cash flows generated from operations less cash flows used for capital expenditures. The Company uses free cash flow as a measure to assess the Company’s liquidity and determine cash remaining for general corporate and strategic purposes as well as the amount of cash available to return to stockholders pursuant to the Company's capital allocation strategy. The most directly comparable GAAP financial measure is net cash provided by operating activities.

The following financial measures are disclosed on a GAAP and on an adjusted non-GAAP basis excluding certain of the following items, as applicable:

Financial measures (1)	Excluded items
Cost of sales, exclusive of depreciation and amortization	Inventory write-down, net
Gross profit	Inventory write-down, net
Stores and distribution expense	Store fixture disposal; charges related to the Company's profit improvement initiative; and lease termination and store closure costs
Marketing, general and administrative expense	Indemnification recovery; legal charges; and charges related to the Company's profit improvement initiative
Other operating income, net	Claims settlement benefits; and lease termination and store closure costs
Operating income
Inventory write-down, net; store fixture disposal; charges related to the Company's profit improvement initiative; lease termination and store closure costs; asset impairment; indemnification recovery; legal charges; claims settlement benefits; and restructuring benefits

Net income (loss) and net income (loss) per share attributable to A&F (2)
Inventory write-down, net; store fixture disposal; charges related to the Company's profit improvement initiative; lease termination and store closure costs; asset impairment; indemnification recovery; legal charges; claims settlement benefits; restructuring benefits; discrete net tax charges related to the Act; and the tax effect of excluded items

(1)	Certain of these financial measures are also expressed as a percentage of net sales.

(2)
The Company also presents income tax expense (benefit) and the effective tax rate on both a GAAP and on an adjusted non-GAAP basis excluding the items listed under “Operating income,” as applicable, in the table above and discrete net tax charges related to the Act. The Company computed the tax effect of excluded items as the difference between the tax provision calculation on a GAAP basis and an adjusted non-GAAP basis.

KEY BUSINESS INDICATORS

The following measurements are among the key business indicators reviewed by various members of management to gauge the Company’s results:

•	Comparable sales;

•	Comparative results of operations with the prior year’s results converted at the current year’s foreign currency exchange rate to remove the impact of foreign currency exchange rate fluctuation;

•	Gross profit and gross profit rate;

•	Cost of sales, exclusive of depreciation and amortization, as a percentage of net sales;

•	Stores and distribution expense as a percentage of net sales;

•	Marketing, general and administrative expense as a percentage of net sales;

•	Operating income and operating income as a percentage of net sales;

•	Net income and net income attributable to A&F;

•	Inventory per gross square foot and inventory to sales ratio;

•	Cash flow and liquidity determined by the Company’s current ratio, working capital and free cash flow;

•	Store metrics such as net sales per gross square foot, average number of transactions per store and store contribution (defined as store sales less direct costs of operating the store);

•	Transactional metrics such as traffic and conversion, performance across key product categories, average unit retail, average unit cost, average units per transaction and average transaction values;

•	Return on invested capital and return on equity; and

•	Customer-centric metrics such as customer satisfaction, brand health scores and certain metrics related to the loyalty programs.

While not all of these metrics are disclosed publicly by the Company due to the proprietary nature of the information, the Company publicly discloses and discusses many of these metrics within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

FISCAL 2017 COMPARED TO FISCAL 2016 AND FISCAL 2016 COMPARED TO FISCAL 2015

Net Sales

	Fiscal 2017	Fiscal 2016			Fiscal 2015
(in thousands)			% Change	Change in Comparable Sales (1)		% Change	Change in Comparable Sales (1)
Hollister	$2,038,598	$1,839,716	11%	8%	$1,877,688	(2)%	0%
Abercrombie (2)	1,454,092	1,487,024	(2)%	(2)%	1,640,992	(9)%	(11)%
Total net sales	$3,492,690	$3,326,740	5%	3%	$3,518,680	(5)%	(5)%

United States	$2,208,618	$2,123,808	4%	4%	$2,282,040	(7)%	(5)%
International	1,284,072	1,202,932	7%	1%	1,236,640	(3)%	(6)%
Total net sales	$3,492,690	$3,326,740	5%	3%	$3,518,680	(5)%	(5)%

(1)
Comparable sales is defined as the aggregate of: (1) year-over-year sales for stores that have been open as the same brand at least one year and whose square footage has not been expanded or reduced by more than 20% within the past year, with the prior year’s net sales converted at the current year’s exchange rate to remove the impact of currency fluctuation, and (2) year-over-year direct-to-consumer sales with the prior year’s net sales converted at the current year’s exchange rate to remove the impact of currency fluctuation. Excludes revenue other than store and direct-to-consumer sales.

(2)	Includes Abercrombie & Fitch and abercrombie kids brands.

For Fiscal 2017, net sales increased 5% compared to Fiscal 2016, primarily attributable to a 3% increase in comparable sales, with a 8% increase in comparable sales for Hollister, partially offset by a 2% decrease in comparable sales for Abercrombie. In addition, the additional week in Fiscal 2017 benefited net sales by approximately $41 million, or 1%, and changes in foreign currency exchange rates benefited net sales by approximately $20 million, or 1%.

For Fiscal 2016, net sales decreased 5% compared to Fiscal 2015, primarily attributable to a 5% decrease in comparable sales, with flat comparable sales for Hollister offset by a 11% percent decrease in comparable sales for Abercrombie.

Cost of Sales, Exclusive of Depreciation and Amortization

	Fiscal 2017		Fiscal 2016		Fiscal 2015
(in thousands)		% of Net Sales		% of Net Sales		% of Net Sales
Cost of sales, exclusive of depreciation and amortization	$1,408,848	40.3%	$1,298,172	39.0%	$1,361,137	38.7%
Deduct: inventory write-down, net (1)	—	0.0%	—	0.0%	(20,647)	(0.6)%
Adjusted non-GAAP cost of sales, exclusive of depreciation and amortization	$1,408,848	40.3%	$1,298,172	39.0%	$1,340,490	38.1%

Gross profit	$2,083,842	59.7%	$2,028,568	61.0%	$2,157,543	61.3%
Deduct: inventory write-down, net (1)	—	0.0%	—	0.0%	20,647	0.6%
Adjusted non-GAAP gross profit	$2,083,842	59.7%	$2,028,568	61.0%	$2,178,190	61.9%

(1)	Inventory write-down charges related to a Fiscal 2015 decision to accelerate the disposition of certain aged merchandise, net of recoveries.

For Fiscal 2017, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 130 basis points as compared to Fiscal 2016, primarily due to lower average unit retail, including the adverse effects from changes in foreign currency exchange rates of approximately 10 basis points.

For Fiscal 2016, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 30 basis points as compared to Fiscal 2015, which included a $20.6 million net inventory write-down. Excluding the Fiscal 2015 $20.6 million net inventory write-down, Fiscal 2016 adjusted non-GAAP cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 90 basis points as compared to Fiscal 2015, primarily due to the adverse effects from changes in foreign currency exchange rates of approximately 60 basis points and lower average unit retail.

Stores and Distribution Expense

	Fiscal 2017		Fiscal 2016		Fiscal 2015
(in thousands)		% of Net Sales		% of Net Sales		% of Net Sales
Stores and distribution expense	$1,542,425	44.2%	$1,578,460	47.4%	$1,604,214	45.6%
Deduct:
Store fixture disposal	—	0.0%	—	0.0%	(4,200)	(0.1)%
Lease termination and store closure costs	—	0.0%	—	0.0%	(1,756)	0.0%
Charges related to the Company’s profit improvement initiative	—	0.0%	—	0.0%	(709)	0.0%
Adjusted non-GAAP stores and distribution expense	$1,542,425	44.2%	$1,578,460	47.4%	$1,597,549	45.4%

For Fiscal 2017, stores and distribution expense as a percentage of net sales decreased by approximately 320 basis points as compared to Fiscal 2016, which included lease termination charges of $15.6 million related to the A&F flagship store in Hong Kong, primarily due to the leveraging effect from higher net sales and expense reduction efforts.

For Fiscal 2016, stores and distribution expense as a percentage of net sales increased by approximately 180 basis points as compared to Fiscal 2015, primarily due to the deleveraging effect from lower net sales, higher direct-to-consumer expense and lease termination charges of $15.6 million related to the A&F flagship store in Hong Kong, partially offset by the realization of savings on lower sales and expense reduction efforts. Excluding items presented above, Fiscal 2016 adjusted non-GAAP stores and distribution expense as a percent of net sales increased by approximately 200 basis points as compared to Fiscal 2015.

For Fiscal 2017, shipping and handling costs associated with direct-to-consumer operations, including costs incurred physically move product to the customer and costs to store, move and prepare product for shipment, were $150.7 million as compared to $125.4 million for Fiscal 2016 and $115.0 million for Fiscal 2015.

Marketing, General and Administrative Expense

	Fiscal 2017		Fiscal 2016		Fiscal 2015
(in thousands)		% of Net Sales		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$471,914	13.5%	$453,202	13.6%	$470,321	13.4%
Deduct:
Legal charges (1)	(15,070)	(0.4)%	—	0.0%	(15,753)	(0.4)%
Indemnification recovery (2)	—	0.0%	6,000	0.2%	—	0.0%
Charges related to the Company’s profit improvement initiative	—	0.0%	—	0.0%	(1,770)	(0.1)%
Adjusted non-GAAP marketing, general and administrative expense	$456,844	13.1%	$459,202	13.8%	$452,798	12.9%

(1)
Fiscal 2017 includes legal charges of $11.1 million in connection with the settlement of two class action lawsuits, subject to court approval, related to alleged wage and hour practices and accrued charges of $4.0 million related to other alleged wage and hour legal matters. Fiscal 2015 includes accrued expense for certain then proposed legal settlements.

(2)	Includes benefits related to an indemnification recovery of certain legal settlements which were recognized in Fiscal 2015.

For Fiscal 2017, marketing, general and administrative expense as a percentage of net sales decreased by approximately 10 basis points as compared to Fiscal 2016, primarily due to expense reduction efforts and the leveraging effect from higher net sales, partially offset by the net effect of the excluded items presented above and increases in performance-based compensation and marketing expenses. Excluding items presented above, Fiscal 2017 adjusted non-GAAP marketing, general and administrative expense as a percentage of net sales decreased by approximately 70 basis points as compared to Fiscal 2016.

For Fiscal 2016, marketing, general and administrative expense as a percentage of net sales increased by approximately 20 basis points as compared to Fiscal 2015, primarily due to the deleveraging effect from lower net sales and higher marketing expenses, partially offset by the net year-over-year impact of the excluded items presented above, lower compensation expense and expense reduction efforts. Excluding items presented above, Fiscal 2016 adjusted non-GAAP marketing, general and administrative expense as a percentage of net sales increased by approximately 90 basis points as compared to Fiscal 2015.

Restructuring Benefit

There were no restructuring benefits in Fiscal 2017 or Fiscal 2016. For Fiscal 2015, benefits associated with the restructuring of the Gilly Hicks brand were $1.6 million, which were excluded from adjusted non-GAAP results.

Asset Impairment

For Fiscal 2017, the Company incurred store asset impairment charges of $14.4 million, primarily related to certain of the Company's international Abercrombie & Fitch stores in Germany, Spain, Italy and Hong Kong. For Fiscal 2016, the Company incurred store asset impairment charges of $7.9 million, primarily related to the Company’s abercrombie kids flagship store in London. For Fiscal 2015, the Company incurred store asset impairment charges of $18.2 million, primarily related to the Company’s Abercrombie & Fitch flagship store in Hong Kong and the removal of certain store fixtures in connection with changes to the Abercrombie and Hollister store experiences.

Other Operating Income, Net

	Fiscal 2017		Fiscal 2016		Fiscal 2015
(in thousands)		% of Net Sales		% of Net Sales		% of Net Sales
Other operating income, net	$16,938	0.5%	$26,212	0.8%	$6,441	0.2%
Deduct:
Claims settlement benefits (1)	—	0.0%	(12,282)	(0.4)%	—	0.0%
Lease termination and store closure costs (2)	—	0.0%	—	0.0%	2,211	0.1%
Adjusted non-GAAP other operating income, net	$16,938	0.5%	$13,930	0.4%	$8,652	0.2%

(1)	Includes benefits related to a settlement of certain economic loss claims associated with the April 2010 Deepwater Horizon oil spill.

(2)	Includes charges related to a release of cumulative translation adjustment as the Company substantially completed the liquidation of its Australian operations.

For Fiscal 2017, other operating income, net, as a percentage of net sales decreased by approximately 30 basis points as compared to Fiscal 2016. Excluding items presented above, Fiscal 2017 adjusted non-GAAP other operating income, net, as a percentage of net sales increased by approximately 10 basis points as compared to Fiscal 2016, as higher foreign currency exchange rate related gains more than offset lower gift card breakage.

For Fiscal 2016, other operating income, net, as a percentage of net sales increased by approximately 60 basis points as compared to Fiscal 2015. Excluding items presented above, Fiscal 2016 adjusted non-GAAP other operating income, net, as a percentage of net sales increased by approximately 20 basis points as compared to Fiscal 2015, primarily due to higher gift card breakage from the initial recognition of international gift card breakage of $4.8 million and higher foreign currency exchange rate related gains in Fiscal 2016, partially offset by insurance recoveries of $2.2 million in Fiscal 2015 .

Operating Income

	Fiscal 2017		Fiscal 2016		Fiscal 2015
(in thousands)		% of Net Sales		% of Net Sales		% of Net Sales
Operating income	$72,050	2.1%	$15,188	0.5%	$72,838	2.1%
Deduct:
Legal charges (1)	15,070	0.4%	—	0.0%	15,753	0.4%
Asset impairment	13,661	0.4%	6,356	0.2%	18,209	0.5%
Indemnification recovery (2)	—	0.0%	(6,000)	(0.2)%	—	0.0%
Claims settlement benefits (3)	—	0.0%	(12,282)	(0.4)%	—	0.0%
Inventory write-down, net (4)	—	0.0%	—	0.0%	20,647	0.6%
Store fixture disposal	—	0.0%	—	0.0%	4,200	0.1%
Lease termination and store closure costs (5)	—	0.0%	—	0.0%	3,967	0.1%
Charges related to the Company’s profit improvement initiative	—	0.0%	—	0.0%	2,479	0.1%
Restructuring benefit	—	0.0%	—	0.0%	(1,598)	0.0%
Adjusted non-GAAP operating income	$100,781	2.9%	$3,262	0.1%	$136,495	3.9%

(1)
Fiscal 2017 includes legal charges of $11.1 million in connection with the settlement of two class action lawsuits, subject to court approval, related to alleged wage and hour practices and accrued charges of $4.0 million related to other alleged wage and hour legal matters. Fiscal 2015 includes accrued expense for certain then proposed legal settlements.

(2)	Includes benefits related to an indemnification recovery of certain legal settlements which were recognized in Fiscal 2015.

(3)	Includes benefits related to a settlement of certain economic loss claims associated with the April 2010 Deepwater Horizon oil spill.

(4)	Includes inventory write-down charges related to a decision to accelerate the disposition of certain aged merchandise, net of recoveries.

(5)	Includes charges related to a release of cumulative translation adjustment as the Company substantially completed the liquidation of its Australian operations.

For Fiscal 2017, operating income as a percentage of net sales increased by approximately 160 basis points as compared to Fiscal 2016, primarily driven by the leveraging effect from higher net sales and expense reduction efforts, partially offset by a reduction in the gross profit rate, increases in performance-based compensation and marketing expenses and the net year-over-year impact of the excluded items in the above table. Excluding items presented above, Fiscal 2017 adjusted non-GAAP operating income as a percentage of net sales increased approximately 280 basis points as compared to Fiscal 2016.

For Fiscal 2016, operating income as a percentage of net sales decreased by approximately 160 basis points as compared to Fiscal 2015, primarily driven by the deleveraging effect due to lower net sales, a reduction in the gross profit rate and higher marketing and direct-to-consumer expense, partially offset by the net year-over-year impact of the excluded items presented above and expense reduction efforts. Excluding items presented above, Fiscal 2016 adjusted non-GAAP operating income as a percentage of net sales decreased approximately 380 basis points as compared Fiscal 2015.

Interest Expense, Net

	Fiscal 2017		Fiscal 2016		Fiscal 2015
(in thousands)		% of Net Sales		% of Net Sales		% of Net Sales
Interest expense	$22,973	0.7%	$23,078	0.7%	$22,601	0.6%
Interest income	(6,084)	(0.2)%	(4,412)	(0.1)%	(4,353)	(0.1)%
Interest expense, net	$16,889	0.5%	$18,666	0.6%	$18,248	0.5%

For Fiscal 2017, interest expense, net was $16.9 million as compared to $18.7 million and $18.2 million for Fiscal 2016 and Fiscal 2015, respectively. In each year, interest expense, net primarily consisted of interest expense on borrowings outstanding under the Company’s term loan facility, partially offset by realized gains from the trust-owned life insurance policies held in the irrevocable rabbi trust (the “Rabbi Trust”) and interest income earned on the Company’s investments and cash holdings.

For Fiscal 2017, interest expense, net decreased as compared to Fiscal 2016, primarily due to higher interest income earned on the Company's investments and cash holdings and a decrease in interest expense, primarily due to a reduction in the average principal balance of debt outstanding.

Income Tax Expense (Benefit)

	Fiscal 2017		Fiscal 2016		Fiscal 2015
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate		Effective Tax Rate
Income tax expense (benefit)	$44,636	80.9%	$(11,196)	321.9%	$16,031	29.4%
Deduct:
Tax effect (1)	10,756		(3,900)		21,186
Tax Cuts and Jobs Act of 2017 charges (2)	(19,936)		—		—
Adjusted non-GAAP tax income tax expense (benefit)	$35,456	42.3%	$(15,096)	98.0%	$37,217	31.5%

(1)	Refer to “Operating Income” for details of excluded items. The tax effect of excluded items is the difference between the tax provision calculation on a GAAP basis and an adjusted non-GAAP basis.

(2)	Discrete net tax charges related to the Act, primarily associated with the one-time deemed repatriation tax on accumulated foreign earnings.

For Fiscal 2017, the effective tax rate was 80.9% as compared to 321.9% for Fiscal 2016, which was impacted by jurisdictional mix on low levels of absolute income. In Fiscal 2017, the effective tax rate was impacted by discrete net income tax charges of $19.9 million related to the Act, primarily associated with the one-time deemed repatriation tax on accumulated foreign earnings, and discrete non-cash income tax charges of $10.6 million related to new share-based compensation accounting standards that went into effect in Fiscal 2017. Excluding the tax effect of items presented above under “Operating Income,” and charges related to the Act of $19.9 million, the adjusted non-GAAP effective tax rate was 42.3% for Fiscal 2017 compared to 98.0% for Fiscal 2016.

For Fiscal 2016, the effective tax rate was 321.9% as compared to 29.4% for Fiscal 2015. Excluding the tax effect of items presented above under “Operating Income,” the adjusted non-GAAP effective tax rate was 98.0% for Fiscal 2016 compared to 31.5% for Fiscal 2015. The effective tax rate and the adjusted non-GAAP effective tax rate for Fiscal 2016 reflect a benefit of $4.5 million related to the realization of foreign currency losses and a discrete benefit of $2.4 million related to a tax regulatory change, as well as the impact of jurisdictional mix on low absolute levels of income. In Fiscal 2015, the effective tax rate and the adjusted non-GAAP effective tax rate reflect discrete benefits of $7.4 million and $5.4 million, respectively, related to a release of a valuation allowance and other discrete tax items.

As of February 3, 2018, the Company had approximately $61.4 million in net deferred tax assets, which included approximately $13.3 million and $13.8 million of net deferred tax assets in Japan and the United Kingdom, respectively. As of January 28, 2017, the Company had approximately $90.4 million in net deferred tax assets, which included approximately $13.5 million and $11.3 million of net deferred tax assets in Japan and Switzerland, respectively. The realization of the net deferred tax assets will depend upon the future generation of sufficient taxable profits in these jurisdictions. While the Company believes it is more likely than not that the net deferred tax assets will be realized, it is not certain. Should circumstances change, the net deferred tax assets may become subject to a valuation allowance in the future. Additional valuation allowances would result in additional tax expense.

Refer to Note 10, “INCOME TAXES,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K, for further discussion.

Net Income and Net Income per Diluted Share Attributable to A&F

	Fiscal 2017		Fiscal 2016		Fiscal 2015
(in thousands)		% of Net Sales		% of Net Sales		% of Net Sales
Net income attributable to A&F	$7,094	0.2%	$3,956	0.1%	$35,576	1.0%
Adjusted non-GAAP net income (loss) attributable to A&F (1)	$45,005	1.3%	$(4,070)	(0.1)%	$78,047	2.2%

Net income per diluted share attributable to A&F	$0.10		$0.06		$0.51
Adjusted non-GAAP net income (loss) per diluted share attributable to A&F (1)	$0.65		$(0.06)		$1.12

(1)	Excludes items presented above under “Operating Income,” and “Income Tax Expense (Benefit).”

LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL SOURCES AND USES OF CASH

Seasonality of Cash Flows

The Company’s business has two principal selling seasons: the Spring season, which includes the first and second fiscal quarters (“Spring”), and the Fall season, which includes the third and fourth fiscal quarters (“Fall”). As is typical in the apparel industry, the Company experiences its greatest sales activity during the Fall season due to Back-to-School and Back-to-Fall sales periods for Hollister and Abercrombie, respectively, and the holiday sales periods. The Company relies on excess operating cash flows, which are largely generated in the Fall season, to fund operations throughout the fiscal year and to reinvest in the business to support future growth. The Company also has an asset-based revolving credit facility available as a source of additional funding.

Credit Facilities

On August 7, 2014, A&F, through its subsidiary Abercrombie & Fitch Management Co. (“A&F Management”) as the lead borrower (with A&F and certain other subsidiaries as borrowers or guarantors), entered into an asset-based revolving credit agreement.

As of October 19, 2017, the Company, through A&F Management, entered into a Second Amendment to Credit Agreement (the “ABL Second Amendment”), amending and extending the maturity date of the asset-based revolving credit agreement. As amended, the asset-based revolving credit agreement continues to provide for a senior secured revolving credit facility of up to $400 million (the “Amended ABL Facility”).

As of February 3, 2018, the borrowing base on the Amended ABL Facility was $261.2 million.

The Company uses, in the ordinary course of business, stand-by letters of credit under the existing Amended ABL Facility. As of March 28, 2018 and February 3, 2018, the Company had not drawn on the Amended ABL Facility, but had approximately $1.1 million and $1.9 million of outstanding stand-by letters of credit under the Amended ABL Facility, respectively. The Company has no other off-balance sheet arrangements.

A&F, through its subsidiary A&F Management as the borrower (with A&F and certain other subsidiaries as guarantors), also entered into a term loan agreement on August 7, 2014, which provides for a term loan facility of $300 million (the “Term Loan Facility” and, together with the Amended ABL Facility, the “Credit Facilities”).

The Credit Facilities are further described in Note 11, “BORROWINGS,” of the Notes to the Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA,” of this Annual Report on Form 10-K.

Operating Activities

For Fiscal 2017, net cash provided by operating activities was $285.7 million as compared to $185.3 million for Fiscal 2016. The year-over-year increase in net cash provided by operating activities for Fiscal 2017 as compared to Fiscal 2016 was primarily driven by higher cash receipts from increased net sales, refunds received from prior year tax returns and a year-over-year decrease in incentive compensation payments, partially offset by increased payments to vendors, including the impact of incremental payments made due to the additional week in Fiscal 2017, and a year-over-year decrease in long-term lease deposits returned.

For Fiscal 2016, net cash provided by operating activities was $185.3 million as compared to $310.0 million for Fiscal 2015. The year-over-year decrease in net cash provided by operating activities for Fiscal 2016 as compared to Fiscal 2015 was primarily driven by lower net income, adjusted for non-cash items, the extension of vendor payment terms in the second quarter of Fiscal 2015 and incentive compensation payments in the first quarter of Fiscal 2016, partially offset by the return of long-term lease deposits of $26.6 million and a $25.1 million decrease in cash paid for income taxes.

Investing Activities

For Fiscal 2017, Fiscal 2016 and Fiscal 2015, cash outflows for investing activities were used primarily for store updates and new store construction, direct-to-consumer and omnichannel capabilities and information technology investments. Fiscal 2015 cash investing activities also included proceeds from the sale of a Company-owned aircraft.

Financing Activities

For Fiscal 2017, cash outflows for financing activities consisted primarily of the payment of dividends of $54.4 million and the repayment of borrowings of $15.0 million. For Fiscal 2016, cash outflows for financing activities consisted primarily of the payment of dividends of $54.1 million and the repayment of borrowings of $25.0 million. For Fiscal 2015, cash outflows for financing activities consisted primarily of the payment of dividends of $55.1 million, the repurchase of approximately 2.5 million shares of A&F’s Common Stock in the open market with a market value of approximately $50.0 million and the repayment of borrowings of $6.0 million.

FUTURE CASH REQUIREMENTS AND SOURCES OF CASH

The Company’s capital allocation strategy remains to prioritize investments in the business to build on the foundation for sustainable long-term growth. These investments include the continued development of highly differentiated brand offerings and staying at the forefront of customer engagement. In addition, the Company prioritizes returning cash to stockholders through dividends and share repurchases as appropriate. Capital allocation priorities and investments are reviewed by the Company’s Board of Directors considering both liquidity and valuation factors.

To execute on these priorities, the Company relies on excess operating cash flows, which are largely generated in the Fall season, to fund operations throughout the fiscal year and to reinvest in the business to support future growth. The Company also has availability under the Amended ABL Facility as a source of additional funding. Over the next twelve months, the Company’s primary cash requirements will be to fund operating activities, including the acquisition of inventory, and obligations related to compensation, leases, taxes and other operating activities, as well as to fund capital expenditures, marketing initiatives, quarterly dividends to stockholders subject to approval by A&F’s Board of Directors and debt service, including voluntary repayments, or required repayments, if any, based on annual excess cash flows, as defined in the term loan agreement.

The Company may repurchase shares of its Common Stock and, if it were to do so, would anticipate funding such repurchases by utilizing free cash flow generated from operations or proceeds from the Amended ABL Facility. As of February 3, 2018, A&F had approximately 6.5 million remaining shares available for repurchase as part of the A&F Board of Directors’ previous authorization.

Income Taxes

On December 22, 2017, the Act was signed into law. The Act made changes to U.S. corporate income tax law and transitions U.S. international taxation to a modified territorial tax system, which resulted in the Company incurring a provisional, mandatory one-time repatriation tax charge of $21.7 million on accumulated previously deferred foreign earnings as of December 31, 2017. After the utilization of existing tax credits, the Company expects U.S. federal cash tax payments of approximately $10.6 million on the mandatory one-time deemed repatriation, payable over eight years.

As of February 3, 2018, certain foreign subsidiaries have lent approximately $267.4 million to certain U.S. subsidiaries resulting in $527.2 million of the Company’s $675.6 million of cash and cash equivalents being held by U.S. subsidiaries. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or pay dividends to A&F stockholders. As a result of the adoption of a modified territorial system under the Act, future earnings from foreign subsidiaries are generally not subject to additional federal tax upon repatriation. Additionally, if funds were to be legally repatriated to the U.S. it could have implications at the state and foreign levels. Because of the complexities associated with the Act, the Company has not fully concluded on its position with respect to reinvestment of foreign earnings and whether its existing international structure for the various jurisdictions is the optimal structure for the future, but expects to complete this assessment in Fiscal 2018. Refer to Note 10, “INCOME TAXES,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” for further discussion.
Capital Expenditures

Capital expenditures for Fiscal 2017, Fiscal 2016 and Fiscal 2015 were as follows:

(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Store refreshes, remodels and new store construction	$62,725	$73,053	$71,675
Direct-to-consumer and omnichannel investments, information technology and other projects	44,276	67,791	71,524
Total capital expenditures	$107,001	$140,844	$143,199

The Company expects capital expenditures to be approximately $130 million for Fiscal 2018, prioritized towards store updates and new stores, as well as direct-to-consumer and omnichannel investments, information technology and other projects.

CONTRACTUAL OBLIGATIONS

As of February 3, 2018, the Company's contractual obligations were as follows:

		Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$1,523,787	$358,955	$521,826	$315,189	$327,817
Purchase obligations	267,855	232,909	33,015	1,922	9
Long-term debt obligations	253,250	—	—	253,250	—
Other obligations (2)	128,819	17,277	40,377	28,398	42,767
Capital lease obligations	6,330	2,464	3,430	436	—
Totals	$2,180,041	$611,605	$598,648	$599,195	$370,593

(1)
Includes leasehold financing obligations of $50.7 million. Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for additional information.

(2)
Includes asset retirement obligations, the Supplemental Executive Retirement Plan, tax payments associated with the provisional, mandatory one-time deemed repatriation tax on accumulated foreign earnings, net payable over eight years pursuant to the Act, and estimated interest payments on the Term Loan Facility based on the interest rate as of February 3, 2018 assuming normally scheduled principal payments. Refer to Note 16, “SAVINGS AND RETIREMENT PLANS,” and Note 10, “INCOME TAXES,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K, for further discussion.

Operating lease obligations consist primarily of non-cancelable future minimum lease commitments related to store operating leases. Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Leased facilities,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K, for further discussion. Excluded from the obligations above are amounts related to the portions of lease terms that are currently cancelable at the Company’s discretion. While included in the obligations above, in many instances, the Company has options to terminate certain leases if stated sales volume levels are not met or the Company ceases operations in a given country. Operating lease obligations do not include common area maintenance (“CAM”), insurance, marketing or tax payments for which the Company is also obligated. Total expense related to CAM, insurance, marketing and taxes was $153.2 million in Fiscal 2017.

Long-term debt obligations consist of principal payments under the Term Loan Facility. Refer to Note 11, “BORROWINGS,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for additional information.

Purchase obligations primarily represents noncancelable purchase orders for merchandise to be delivered during Fiscal 2018 and commitments for fabric expected to be used during upcoming seasons. In addition, purchase obligations include agreements to purchase goods or services, including information technology contracts and third-party distribution center service contracts.

Due to uncertainty as to the amounts and timing of future payments, the contractual obligations table above does not include tax (including accrued interest and penalties) of $1.3 million related to uncertain tax positions at February 3, 2018. Deferred taxes are also not included in the preceding table. For further discussion, refer to Note 10, “INCOME TAXES,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

The Company is a defendant in certain class action lawsuits and has signed a $25.0 million claims-made settlement agreement, subject to final court approval, related to certain legal matters. Due to the uncertainty regarding regarding the actual claims rate experience, court approvals and the terms of any approval by the court, this is not included in the contractual obligations table. Refer to Note 18, “CONTINGENCIES,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for further discussion.

A&F has historically paid quarterly dividends on its Common Stock. There are no amounts included in the above table related to dividends due to the fact that future dividends are subject to determination and approval by A&F’s Board of Directors.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Recent accounting pronouncements,” of the Notes to the Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA,” of this Annual Report on Form 10-K for recent accounting pronouncements, including the dates of adoption or expected dates of adoption, as applicable, and anticipated effects on the Company's Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts. Since actual results may differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.

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

Income from gift cards is recognized at the earlier of redemption by the customer, as net sales, or when the Company determines that the likelihood of redemption is remote, referred to as gift card breakage, as other operating income. The Company determines the probability of gift card redemption based on historical redemption patterns.

The Company does not expect material changes to the underlying assumptions used to measure the sales return reserve or estimate gift card breakage and deferred revenue associated with loyalty programs as of February 3, 2018. However, actual results could vary from estimates and could result in material gains or losses.

The Company maintains loyalty programs in which customers primarily have the opportunity to earn points toward future merchandise discount rewards based on qualifying purchases. The Company will defer sales revenue equal to the relative selling price of the points issued to customers, taking into account expected future redemptions based on historical redemption patterns. Revenue associated with the issued points from the loyalty programs is recognized at the earlier of redemption or expiration, as net sales.

Inventory Valuation
The Company reviews inventories on a quarterly basis. The Company reduces the inventory valuation when the carrying cost of specific inventory items on hand exceeds the amount expected to be realized from the ultimate sale or disposal of the goods, through a lower of cost and net realizable value (“LCNRV”) adjustment.

The LCNRV adjustment reduces inventory to its net realizable value based on the Company’s consideration of multiple factors and assumptions, including demand forecasts, current sales volumes, expected sell-off activity, composition and aging of inventory, historical recoverability experience and risk of obsolescence from changes in economic conditions or customer preferences.

The Company does not expect material changes to the underlying assumptions used to measure the LCNRV or shrink reserve as of February 3, 2018. However, actual results could vary from estimates and could significantly impact the ending inventory valuation at cost, as well as gross margin.

An increase or decrease in the LCNRV adjustment of 10% would have affected pre-tax income by approximately $1.3 million for Fiscal 2017.

Additionally, as part of inventory valuation, an inventory shrink estimate is made each quarter that reduces the value of inventory for lost or stolen items, based on sales volumes, average unit costs, historical losses and actual shrink results from previous physical inventories.

An increase or decrease in the inventory shrink estimate of 10% would have affected pre-tax income by approximately $0.9 million for Fiscal 2017.

Policy	Effect if Actual Results Differ from Assumptions
Long-lived Assets
Long-lived assets, primarily leasehold improvements, furniture, fixtures and equipment, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset group might not be recoverable. These include, but are not limited to, material declines in operational performance, a history of losses, an expectation of future losses, adverse market conditions and store closure or relocation decisions. On at least a quarterly basis, the Company reviews for indicators of impairment at the individual store level, the lowest level for which cash flows are identifiable.

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

As of February 3, 2018, stores that were tested for impairment and not impaired had a net book value of $46.2 million and had undiscounted cash flows which were in the range of 100% to 150% of their respective net asset values.

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

An impairment loss may be recognized when these undiscounted future cash flows are less than the carrying amount of the asset group. In the circumstance of impairment, any loss would be measured as the excess of the carrying amount of the asset group over its fair value. The key assumptions used in estimating the fair value of impaired assets may include projected store cash flows or market data.

For stores assessed by management as having indicators of impairment, a 10% decrease in the sales assumption used to project future cash flows for the fair value estimates as of February 3, 2018 would have increased the Fiscal 2017 impairment charge by $10.2 million.

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

On December 22, 2017, the Act was signed into law and the Company recorded in the fourth quarter provisional charges in the fourth quarter of Fiscal 2017 of $21. 7 million related to the mandatory, one-time deemed repatriation tax on accumulated undistributed foreign subsidiary earnings and profits and $3.8 million as a result of a revaluation of the Company’s deferred tax asset and liabilities. The ultimate outcome may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the Act.

Legal Contingencies
The Company is a defendant in lawsuits and other adversarial proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are expensed as incurred, and the Company establishes estimated liabilities for the outcome of litigation where it is probable that a loss has been incurred and such loss is reasonably estimable. For probable losses, the Company accrues to the low end of an estimated range of loss, unless another amount within the range is determined to be more likely. Significant judgment may be applied in assessing the probability of loss and in estimating the amount of such loss.

Actual liabilities may differ from the amounts recorded, and there can be no assurance that the final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Securities

The Company maintains its cash equivalents in financial instruments, primarily money market funds, with original maturities of three months or less.

Refer to Note 6, “RABBI TRUST ASSETS,” for a discussion of the Company’s Rabbi Trust assets.

Interest Rate Risks

The Company has approximately $253.3 million in gross borrowings outstanding under its term loan facility (the “Term Loan Facility”) and no borrowings outstanding under its senior secured revolving credit facility (the “Amended ABL Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The Credit Facilities carry interest rates that are tied to LIBOR, or an alternate base rate, plus a margin. The interest rate on the Term Loan Facility has a 100 basis point LIBOR floor, and assuming no changes in the Company’s financial structure as it stands, an increase in market interest rates of 100 basis points would increase annual interest expense by approximately $2.6 million. This hypothetical analysis for Fiscal 2017 may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under the Company’s Credit Facilities.

Foreign Currency Exchange Rate Risk

A&F’s international subsidiaries generally operate with functional currencies other than the U.S. Dollar. Since the Company’s Consolidated Financial Statements are presented in U.S. Dollars, the Company must translate all components of these financial statements from functional currencies into U.S. Dollars at exchange rates in effect during or at the end of the reporting period. The fluctuation in the value of the U.S. Dollar against other currencies affects the reported amounts of revenues, expenses, assets and liabilities. The potential impact of foreign currency exchange rate fluctuation increases as international operations relative to domestic operations increase.

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

The fair value of outstanding foreign currency exchange forward contracts included in other current assets was insignificant as of February 3, 2018 and was $6.0 million as of January 28, 2017. The fair value of outstanding foreign currency exchange forward contracts included in other liabilities was $9.1 million as of February 3, 2018 and insignificant as of January 28, 2017. Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. The results would decrease derivative contract fair values by approximately $16.6 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair value would be more than offset by the net change in fair values of the underlying hedged items.

Refer to “ITEM 1A. RISK FACTORS,” for further discussion.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Thousands, except per share amounts)

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net sales	$3,492,690	$3,326,740	$3,518,680
Cost of sales, exclusive of depreciation and amortization	1,408,848	1,298,172	1,361,137
Gross profit	2,083,842	2,028,568	2,157,543
Stores and distribution expense	1,542,425	1,578,460	1,604,214
Marketing, general and administrative expense	471,914	453,202	470,321
Restructuring benefit	—	—	(1,598)
Asset impairment	14,391	7,930	18,209
Other operating income, net	(16,938)	(26,212)	(6,441)
Operating income	72,050	15,188	72,838
Interest expense, net	16,889	18,666	18,248
Income (loss) before taxes	55,161	(3,478)	54,590
Income tax expense (benefit)	44,636	(11,196)	16,031
Net income	10,525	7,718	38,559
Less: Net income attributable to noncontrolling interests	3,431	3,762	2,983
Net income attributable to A&F	$7,094	$3,956	$35,576

Net income per share attributable to A&F
Basic	$0.10	$0.06	$0.52
Diluted	$0.10	$0.06	$0.51

Weighted-average shares outstanding
Basic	68,391	67,878	68,880
Diluted	69,403	68,284	69,417

Dividends declared per share	$0.80	$0.80	$0.80

Other comprehensive income (loss)
Foreign currency translation, net of tax	$41,180	$(6,931)	$(22,516)
Derivative financial instruments, net of tax	(14,932)	248	(8,523)
Other comprehensive income (loss)	26,248	(6,683)	(31,039)
Comprehensive income	36,773	1,035	7,520
Less: Comprehensive income attributable to noncontrolling interests	3,431	3,762	2,983
Comprehensive income (loss) attributable to A&F	$33,342	$(2,727)	$4,537

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)

	February 3, 2018	January 28, 2017
Assets
Current assets:
Cash and equivalents	$675,558	$547,189
Receivables	79,724	93,384
Inventories	424,393	399,795
Other current assets	84,863	98,932
Total current assets	1,264,538	1,139,300
Property and equipment, net	738,182	824,738
Other assets	322,972	331,719
Total assets	$2,325,692	$2,295,757
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$168,868	$187,017
Accrued expenses	308,601	273,044
Short-term portion of deferred lease credits	19,751	20,076
Income taxes payable	10,326	5,863
Total current liabilities	507,546	486,000
Long-term liabilities:
Long-term portion of deferred lease credits	75,648	76,321
Long-term portion of borrowings, net	249,686	262,992
Leasehold financing obligations	50,653	46,397
Other liabilities	189,688	172,008
Total long-term liabilities	565,675	557,718
Stockholders’ equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of February 3, 2018 and January 28, 2017	1,033	1,033
Paid-in capital	406,351	396,590
Retained earnings	2,420,552	2,474,703
Accumulated other comprehensive loss, net of tax	(95,054)	(121,302)
Treasury stock, at average cost: 35,105 and 35,542 shares at February 3, 2018 and January 28, 2017, respectively	(1,490,503)	(1,507,589)
Total Abercrombie & Fitch Co. stockholders’ equity	1,242,379	1,243,435
Noncontrolling interests	10,092	8,604
Total stockholders’ equity	1,252,471	1,252,039
Total liabilities and stockholders’ equity	$2,325,692	$2,295,757

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Thousands, except per share amounts)

	Common stock		Paid-in capital	Non-controlling interests	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, January 31, 2015	69,352	$1,033	$434,137	$—	$2,550,673	$(83,580)	33,948	$(1,512,562)	$1,389,701
Net income	—	—	—	2,983	35,576	—	—	—	38,559
Purchase of Common Stock	(2,461)	—	—	—	—	—	2,461	(50,033)	(50,033)
Dividends ($0.80 per share)	—	—	—	—	(55,145)	—	—	—	(55,145)
Share-based compensation issuances and exercises	457	—	(37,220)	—	(908)	—	(457)	30,019	(8,109)
Tax deficit recognized on share-based compensation expense	—	—	(18,247)	—	—	—	—	—	(18,247)
Share-based compensation expense	—	—	28,359	—	—	—	—	—	28,359
Derivative financial instruments, net of tax	—	—	—	—	—	(8,523)	—	—	(8,523)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(22,516)	—	—	(22,516)
Contributions from noncontrolling interests, net	—	—	—	1,676	—	—	—	—	1,676
Balance, January 30, 2016	67,348	$1,033	$407,029	$4,659	$2,530,196	$(114,619)	35,952	$(1,532,576)	$1,295,722
Net income	—	—	—	3,762	3,956	—	—	—	7,718
Dividends ($0.80 per share)	—	—	—	—	(54,066)	—	—	—	(54,066)
Share-based compensation issuances and exercises	410	—	(25,043)	—	(5,383)	—	(410)	24,987	(5,439)
Tax deficit recognized on share-based compensation expense	—	—	(7,516)	—	—	—	—	—	(7,516)
Share-based compensation expense	—	—	22,120	—	—	—	—	—	22,120
Derivative financial instruments, net of tax	—	—	—	—	—	248	—	—	248
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(6,931)	—	—	(6,931)
Contributions from noncontrolling interests, net	—	—	—	183	—	—	—	—	183
Balance, January 28, 2017	67,758	$1,033	$396,590	$8,604	$2,474,703	$(121,302)	35,542	$(1,507,589)	$1,252,039
Net income	—	—	—	3,431	7,094	—	—	—	10,525
Dividends ($0.80 per share)	—	—	—	—	(54,392)	—	—	—	(54,392)
Share-based compensation issuances and exercises	437	—	(12,347)	—	(6,853)	—	(437)	17,086	(2,114)
Share-based compensation expense	—	—	22,108	—	—	—	—	—	22,108
Derivative financial instruments, net of tax	—	—	—	—	—	(14,932)	—	—	(14,932)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	41,180	—	—	41,180
Distributions to noncontrolling interests, net	—	—	—	(1,943)	—	—	—	—	(1,943)
Balance, February 3, 2018	68,195	$1,033	$406,351	$10,092	$2,420,552	$(95,054)	35,105	$(1,490,503)	$1,252,471

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Operating activities
Net income	$10,525	$7,718	$38,559
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	194,549	195,414	213,680
Asset impairment	14,391	7,930	18,209
Loss on disposal	7,460	3,836	11,082
Amortization of deferred lease credits	(22,149)	(24,557)	(28,619)
Provision for (benefit from) deferred income taxes	37,485	(7,150)	7,537
Share-based compensation	22,108	22,120	28,359
Changes in assets and liabilities
Inventories	(18,298)	24,452	21,253
Accounts payable and accrued expenses	13,622	(32,647)	51,050
Lessor construction allowances	17,934	10,288	11,082
Income taxes	13,698	(8,528)	(45,027)
Long-term lease deposits	(810)	26,649	(1,237)
Other assets	6,107	(32,291)	9,204
Other liabilities	(10,918)	(7,927)	(25,123)
Net cash provided by operating activities	285,704	185,307	310,009
Investing activities
Purchases of property and equipment	(107,001)	(140,844)	(143,199)
Proceeds from sale of property and equipment	203	4,098	11,109
Other investing activities	—	—	9,523
Net cash used for investing activities	(106,798)	(136,746)	(122,567)
Financing activities
Purchase of treasury stock	—	—	(50,033)
Repayments of borrowings	(15,000)	(25,000)	(6,000)
Dividends paid	(54,392)	(54,066)	(55,145)
Other financing activities	(5,421)	(5,443)	4,235
Net cash used for financing activities	(74,813)	(84,509)	(106,943)
Effect of exchange rates on cash	24,276	(5,441)	(12,629)
Net increase (decrease) in cash and equivalents	128,369	(41,389)	67,870
Cash and equivalents, beginning of period	547,189	588,578	520,708
Cash and equivalents, end of period	$675,558	$547,189	$588,578
Significant noncash investing activities
Change in accrual for construction in progress	$(22,458)	$(6,104)	$12,859
Supplemental information
Cash paid for interest	$13,381	$15,254	$16,060
Cash paid for income taxes	$16,230	$30,984	$49,745
Cash received from income taxes	$27,934	$7,333	$1,043

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a global, multi-brand specialty retailer, which primarily sells its products through its wholly-owned store and direct-to-consumer channels, as well as through various third-party wholesale, franchise and licensing arrangements. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids under the Hollister, Abercrombie & Fitch and abercrombie kids brands. The brands share a commitment to offering products of enduring quality and exceptional comfort that allows customers around the world to express their own individuality and style. The Company has operations in North America, Europe, Asia and the Middle East.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying Consolidated Financial Statements include historical financial statements of, and transactions applicable to, the Company and reflect its assets, liabilities, results of operations and cash flows.

The Company has interests in a United Arab Emirates business venture and in a Kuwait business venture with Majid al Futtaim Fashion L.L.C. (“MAF”), each of which meets the definition of a variable interest entity (“VIE”). The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the operating results, assets and liabilities of these VIEs, with MAF’s portion of net income presented as net income attributable to noncontrolling interests (“NCI”) on the Consolidated Statements of Operations and Comprehensive Income (Loss) and MAF’s portion of equity presented as NCI in the Consolidated Balance Sheets.

Fiscal year

The Company’s fiscal year ends on the Saturday closest to January 31. All references herein to the Company’s fiscal years are as follows:

Fiscal year	Year ended	Number of weeks
Fiscal 2015	January 30, 2016	52
Fiscal 2016	January 28, 2017	52
Fiscal 2017	February 3, 2018	53
Fiscal 2018	February 2, 2019	52

Use of estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved with estimates, actual results may differ.

Cash and equivalents

Cash and equivalents on the Consolidated Balance Sheets include amounts on deposit with financial institutions, U.S. treasury bills and other investments, primarily held in money market accounts, with original maturities of less than three months.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables

Receivables on the Consolidated Balance Sheets primarily include credit card receivables, construction allowances, value added tax (“VAT”) receivables, trade receivables, income tax receivables and other tax credits or refunds.

As part of the normal course of business, the Company has approximately three to four days of proceeds from sales transactions outstanding with its third-party credit card vendors at any point. The Company classifies these outstanding balances as credit card receivables. Construction allowances are recorded for certain store lease agreements for improvements completed by the Company. VAT receivables are payments the Company has made on purchases of goods that will be recovered as those goods are sold. Trade receivables are amounts billed by the Company to wholesale, franchise and licensing partners in the ordinary course of business. Income tax receivables represent refunds of certain tax payments along with net operating loss and credit carryback claims for which the Company expects to receive refunds within the next 12 months.

Inventories

Inventories on the Consolidated Balance Sheets are valued at the lower of cost and net realizable value on a weighted-average cost basis. The Company reduces the carrying value of inventory through a lower of cost and net realizable value adjustment, the impact of which is reflected in cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive Income (Loss). The lower of cost and net realizable value adjustment is based on the Company’s consideration of multiple factors and assumptions including demand forecasts, current sales volumes, expected sell-off activity, composition and aging of inventory, historical recoverability experience and risk of obsolescence from changes in economic conditions or customer preferences.

Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories are made each quarter that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink estimate accordingly. Refer to Note 4, “INVENTORIES.”

Other current assets

Other current assets on the Consolidated Balance Sheets include prepaid rent, current store supplies, derivative contracts and other prepaids.

Property and equipment, net

Depreciation of property and equipment is computed for financial reporting purposes on a straight-line basis using the following service lives:

Category of property and equipment	Service lives
Information technology	3 - 7 years
Furniture, fixtures and equipment	3 - 15 years
Leasehold improvements	3 - 15 years
Other property and equipment	3 - 20 years
Buildings	30 years

Leasehold improvements are amortized over either their respective lease terms or their service lives, whichever is shorter. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts with any resulting gain or loss included in net income on the Consolidated Statements of Operations and Comprehensive Income (Loss). Maintenance and repairs are charged to expense as incurred. Major remodels and improvements that extend the service lives of the related assets are capitalized.

Long-lived assets, primarily leasehold improvements, furniture, fixtures and equipment, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset group might not be recoverable. These include, but are not limited to, material declines in operational performance, a history of losses, an expectation of future losses, adverse market conditions and store closure or relocation decisions. On at least a quarterly basis, the Company reviews for indicators of impairment at the individual store level, the lowest level for which cash flows are identifiable.

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

An impairment loss may be recognized when these undiscounted future cash flows are less than the carrying amount of the asset group. In the circumstance of impairment, any loss would be measured as the excess of the carrying amount of the asset group over its fair value. Fair value of the Company’s store-related assets is determined at the individual store level, often using a discounted cash flow model that utilizes Level 3 inputs. The key assumptions used in estimating the fair value of impaired assets may include projected store cash flows or market data. In instances where the discounted cash flow analysis indicates a negative value at the store level, the market exit price based on historical experience, and other comparable market data where applicable, is used to determine the fair value by asset type.

The Company capitalizes certain direct costs associated with the development and purchase of internal-use software within property and equipment. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally not exceeding seven years.

Refer to Note 5, “PROPERTY AND EQUIPMENT, NET.”

Restricted cash

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

A number of years may elapse before a particular matter, for which the Company has established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue may require use of the Company’s cash. Favorable resolution would be recognized as a reduction to the Company’s effective tax rate in the period of resolution.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Refer to Note 10, “INCOME TAXES.”

Foreign currency translation and transactions

The functional currencies of the Company’s foreign subsidiaries are generally the respective local currencies in the countries in which they operate. Assets and liabilities denominated in foreign currencies are translated into U.S. Dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date. Equity accounts denominated in foreign currencies are translated into U.S. Dollars at historical exchange rates. Revenues and expenses denominated in foreign currencies are translated into U.S. Dollars at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included in other operating income, net; whereas, translation adjustments and gains and losses associated with measuring inter-company loans of a long-term investment nature are reported as an element of Other comprehensive income (loss).

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

The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exchange rate exposure associated with forecasted foreign-currency-denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated intercompany receivables. Fluctuations in exchange rates will either increase or decrease the Company’s intercompany equivalent cash flows and affect the Company’s U.S. Dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed upon settlement date. These forward contracts typically have a maximum term of twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in accumulated other comprehensive loss (“AOCL”) on the Consolidated Balance Sheets. Substantially all of the unrealized gains or losses related to designated cash flow hedges as of February 3, 2018 will be recognized in cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive Income (Loss) over the next twelve months.

The Company presents its derivative assets and derivative liabilities at their gross fair values on the Consolidated Balance Sheets. However, the Company’s derivative contracts allow net settlements under certain conditions.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also uses foreign currency exchange forward contracts to hedge certain foreign-currency-denominated net monetary assets/liabilities. Examples of monetary assets/liabilities include cash balances, receivables and payables. Fluctuations in foreign currency exchange rates result in transaction gains/(losses) being recorded in earnings as U.S. GAAP requires that monetary assets/liabilities be remeasured at the spot exchange rate at quarter-end or upon settlement. The Company has chosen not to apply hedge accounting to these instruments because there are no differences in the timing of gain or loss recognition on the hedging instruments and the hedged items.

Refer to Note 14, “DERIVATIVE INSTRUMENTS.”

Stockholders’ equity

As of February 3, 2018 and January 28, 2017, there were 150.0 million shares of A&F’s Class A Common Stock (the “Common Stock”), $0.01 par value, authorized, of which 68.2 million shares and 67.8 million shares were outstanding as of February 3, 2018 and January 28, 2017, respectively, and 106.4 million shares of Class B Common Stock, $0.01 par value, authorized, of which none were outstanding as of February 3, 2018 and January 28, 2017.

Holders of Class A Common Stock generally have identical rights to holders of Class B Common Stock, except holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to three votes per share on all matters submitted to a vote of stockholders.

Revenue recognition

The Company recognizes sales at the time the customer takes possession of the merchandise. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as net sales and the related direct shipping and handling costs are classified as stores and distribution expense on the Consolidated Statements of Operations and Comprehensive Income (Loss). Sales are recorded net of an allowance for estimated returns, associate discounts, and promotions and other similar customer incentives. The Company estimates reserves for sales returns based on historical experience. The sales return reserve is classified within accrued expenses on the Consolidated Balance Sheets.

The Company sells gift cards in its stores and through direct-to-consumer operations. The Company accounts for gift cards sold to customers by recognizing a liability at the time of sale. Gift cards sold to customers do not expire or lose value over periods of inactivity. The gift card liability remains until the Company recognizes income from gift cards. Income from gift cards is recognized at the earlier of redemption by the customer, as net sales, or when the Company determines that the likelihood of redemption is remote, referred to as gift card breakage, as other operating income on the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company determines the probability of the gift card being redeemed to be remote based on historical redemption patterns and is not required by law to escheat the value of unredeemed gift cards to the jurisdictions in which it operates. The gift card liability is classified within accrued expenses on the Consolidated Balance Sheets.

The Company maintains loyalty programs for both Hollister and Abercrombie in which customers primarily have the opportunity to earn points toward future merchandise discount rewards based on qualifying purchases. Upon reaching certain point thresholds, customers are issued a reward, which they may redeem for future merchandise discounts both in-store or online. Generally, rewards expire after 90 days from the date of issuance. The Company will defer sales revenue equal to the relative selling price of the points earned in the qualifying transaction, taking into account expected future redemptions. This deferred revenue liability is classified within accrued expenses on the Consolidated Balance Sheets and is recognized at the earlier of redemption or expiration. All redemptions of rewards are treated as a reduction in the future transaction price within net sales on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company’s revenue under wholesale arrangements is generally recognized at the time ownership passes to the partner. Under franchise and license arrangements, revenue generally consists of royalties earned upon sale of merchandise by franchise and license partners to retail customers.

The Company does not include tax amounts collected from customers in net sales.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of sales, exclusive of depreciation and amortization

Cost of sales, exclusive of depreciation and amortization on the Consolidated Statements of Operations and Comprehensive Income (Loss), primarily consists of cost incurred to ready inventory for sale, including product costs, freight, and import cost, as well as provisions for reserves for shrink and lower of cost and net realizable value. Gains and losses associated with the effective portion of designated foreign currency exchange forward contracts related to the hedging of inventory purchases are also recognized in cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive Income (Loss) when the inventory being hedged is sold.

Costs incurred to physically move product to stores is recorded in cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company’s cost of sales, exclusive of depreciation and amortization, and consequently gross profit, may not be comparable to that of other retailers, as inclusion of certain costs vary across the industry. Some retailers include all costs related to buying, design and distribution operations in cost of sales, while others may include either all or a portion of these costs in selling, general and administrative expenses.

Stores and distribution expense

Stores and distribution expense on the Consolidated Statements of Operations and Comprehensive Income (Loss) includes: store payroll; store management, rent, utilities and other landlord expenses; depreciation and amortization, except for those amounts included in marketing, general and administrative expense; repairs and maintenance and other store support functions; direct-to-consumer expense; and distribution center (“DC”) expense.

Shipping and handling costs, including costs incurred to store, move and prepare product for shipment, and costs incurred to physically move product to customers, associated with direct-to-consumer operations, were $150.7 million, $125.4 million and $115.0 million for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. Handling costs, including costs incurred to store, move and prepare product for shipment to stores, were $38.6 million, $41.5 million and $44.5 million for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. These amounts are recorded in stores and distribution expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Pre-opening expenses related to new store openings are expensed as incurred and are reflected as a component of stores and distribution expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Marketing, general and administrative expense

Marketing, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income (Loss) includes: home office compensation, except for those departments included in stores and distribution expense; photography and social media; store marketing; information technology; outside services, such as legal and consulting; depreciation and amortization related to home office assets and trademark assets, respectively; relocation; recruiting; and travel expenses.

Costs to design and develop the Company’s merchandise are expensed as incurred and are reflected as a component of marketing, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Other operating income, net

Other operating income, net on the Consolidated Statements of Operations and Comprehensive Income (Loss) primarily consists of gains and losses resulting from foreign currency denominated transactions and gift card breakage. Foreign currency denominated transactions resulted in a gain of $7.0 million for Fiscal 2017, a gain of $0.4 million for Fiscal 2016 and a loss of $1.5 million for Fiscal 2015. Gift card breakage was $6.4 million, $10.3 million and $4.7 million for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. For Fiscal 2016, other operating income, net included a $12.3 million gain, in connection with a settlement of certain economic loss claims associated with the April 2010 Deepwater Horizon oil spill. For Fiscal 2015, other operating income, net included income of $2.2 million related to insurance recoveries.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising costs

Advertising costs primarily consists of paid media advertising, direct digital advertising, including e-mail distribution, digital content and in-store photography and signage, and are reported on the Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising costs related specifically to direct-to-consumer operations are expensed as incurred as a component of stores and distribution expense. The production of in-store photography and signage are expensed when the marketing campaign commences and all other advertising costs are expensed as incurred as components of marketing, general and administrative expense. The Company recognized $116.5 million, $110.1 million and $80.7 million in advertising expense in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

Leased facilities

The Company leases property for its stores under operating leases. Lease agreements may contain construction allowances, rent escalation clauses and, in some instances, contingent rent provisions.

Annual store rent consists of a fixed minimum amount and, in some instances, contingent rent based on sales performance. For construction allowances, the Company records a deferred lease credit on the Consolidated Balance Sheets and amortizes the deferred lease credit as a reduction of rent expense on the Consolidated Statements of Operations and Comprehensive Income (Loss) over the term of the lease. For scheduled rent escalation clauses during the lease term, the Company records minimum rental expense on a straight-line basis over the term of the lease on the Consolidated Statements of Operations and Comprehensive Income (Loss). The difference between rent expense and the amounts paid under the lease, less amounts attributable to the repayment of construction allowances recorded as deferred rent, is included in accrued expenses and other liabilities on the Consolidated Balance Sheets. The term over which the Company amortizes construction allowances and minimum rental expenses on a straight-line basis begins on the date of initial possession, which is generally when the Company enters the space and begins construction.

For certain leases that provide for contingent rents, the Company records a contingent rent liability in accrued expenses on the Consolidated Balance Sheets, and the corresponding rent expense on the Consolidated Statements of Operations and Comprehensive Income (Loss) on a ratable basis over the measurement period when it is determined that achieving the specified levels during the fiscal year is probable. In addition, most leases require payment of real estate taxes, insurance and certain common area maintenance costs in addition to future minimum lease payments.

A summary of rent expense follows:

(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Store rent expense:
Fixed minimum (1)	$373,457	$408,575	$404,836
Contingent	14,752	11,690	10,161
Deferred lease credits amortization	(22,149)	(24,557)	(28,619)
Total store rent expense	366,060	395,708	386,378
Buildings, equipment and other	9,752	5,772	3,849
Total rent expense	$375,812	$401,480	$390,227

(1)
Includes lease termination fees of $2.0 million, $15.5 million and $3.3 million for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. Fiscal 2015 includes a benefit of $1.6 million related to better than expected lease exit terms associated with the closure of the Gilly Hicks stand-alone stores.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At February 3, 2018, the Company was committed to noncancelable leases with remaining terms of less than one year to 13 years. Excluded from the obligations below are portions of lease terms that are currently cancelable at the Company’s discretion without condition. While included in the obligations below, in many instances the Company has options to terminate certain leases if stated sales volume levels are not met or the Company ceases operations in a given country, which may be subject to lease termination policies. A summary of operating lease commitments, including leasehold financing obligations, under noncancelable leases follows:

(in thousands)
Fiscal 2018	$356,620
Fiscal 2019	$286,485
Fiscal 2020	$232,591
Fiscal 2021	$178,218
Fiscal 2022	$136,478
Thereafter	$327,817

Leasehold financing obligations

In certain lease arrangements, the Company is involved in the construction of a building and is deemed to be the owner of the construction project. In those instances, the Company records an asset for the amount of the total project costs, including the portion funded by the landlord, and an amount related to the value attributed to the pre-existing leased building in property and equipment, net, and a corresponding financing obligation in leasehold financing obligations, on the Consolidated Balance Sheets. Once construction is complete, if it is determined that the asset does not qualify for sale-leaseback accounting treatment, the Company continues to amortize the obligation over the lease term and depreciates the asset over its useful life. The Company allocates a portion of its rent obligation to the assets which are owned for accounting purposes as a reduction of the financing obligation and interest expense. As of February 3, 2018 and January 28, 2017, the Company had $50.7 million and $46.4 million, respectively, of long-term liabilities related to leasehold financing obligations. Total interest expense related to landlord financing obligations was $5.5 million, $5.7 million and $5.3 million for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

Share-based compensation

The Company issues shares of Common Stock from treasury stock upon exercise of stock options and stock appreciation rights and vesting of restricted stock units, including those converted from performance share awards. As of February 3, 2018, the Company had sufficient treasury stock available to settle restricted stock units, stock appreciation rights and stock options outstanding. Settlement of stock awards in Common Stock also requires that the Company have sufficient shares available in stockholder-approved plans at the applicable time.

In the event, at each reporting date as of which share-based compensation awards remain outstanding, there are not sufficient shares of Common Stock available to be issued under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors (as amended effective June 15, 2017, the “2016 Directors LTIP”) and the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates (as amended effective June 15, 2017, the “2016 Associates LTIP”), or under a successor or replacement plan, the Company may be required to designate some portion of the outstanding awards to be settled in cash, which would result in liability classification of such awards. The fair value of liability-classified awards would be re-measured each reporting date until such awards no longer remain outstanding or until sufficient shares of Common Stock become available to be issued under the existing plans or under a successor or replacement plan. As long as the awards are required to be classified as a liability, the change in fair value would be recognized in current period expense based on the requisite service period rendered.

Fair value of both service-based and performance-based restricted stock units is calculated using the market price of the underlying Common Stock on the date of grant reduced for anticipated dividend payments on unvested shares. In determining fair value, the Company does not take into account performance-based vesting requirements. Performance-based vesting requirements are taken into account in determining the number of awards expected to vest. For market-based restricted stock units, fair value is calculated using a Monte Carlo simulation with the number of shares that ultimately vest dependent on the Company’s total stockholder return measured against the total stockholder return of a select group of peer companies over a three-year period. For awards with performance-based or market-based vesting requirements, the number of shares that ultimately vest can vary from 0% to 200% of target depending on the level of achievement of performance criteria.

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

Service-based restricted stock units are expensed on a straight-line basis over the total awards’ requisite service period, net of forfeitures. Performance-based restricted stock units subject to graded vesting are expensed on an accelerated attribution basis, net of forfeitures. Performance share award expense is primarily recognized in the performance period of the awards’ requisite service period. Market-based restricted stock units without graded vesting features are expensed on a straight-line basis over the requisite service period, net of forfeitures. Compensation expense for stock options and stock appreciation rights is recognized on a straight-line basis over the awards’ requisite service period, net of forfeitures. The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures.

For awards that are expected to result in a tax deduction, a deferred tax asset is recorded in the period in which share-based compensation expense is recognized. A current tax deduction arises upon the issuance of restricted stock units and performance share awards or the exercise of stock options and stock appreciation rights and is principally measured at the award’s intrinsic value. If the tax deduction differs from the recorded deferred tax asset, the excess tax benefit or deficit associated with the tax deduction is recognized within income tax expense.

Refer to Note 13, “SHARE-BASED COMPENSATION.”

Net income per share attributable to A&F

Net income per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of Common Stock.

Additional information pertaining to net income per share attributable to A&F is as follows:

(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Shares of Common Stock issued	103,300	103,300	103,300
Weighted-average treasury shares	(34,909)	(35,422)	(34,420)
Weighted-average — basic shares	68,391	67,878	68,880
Dilutive effect of share-based compensation awards	1,012	406	537
Weighted-average — diluted shares	69,403	68,284	69,417
Anti-dilutive shares (1)	5,379	6,107	8,967

(1)
Reflects the total number of shares related to outstanding share-based compensation awards that have been excluded from the computation of net income per diluted share attributable to A&F because the impact would have been anti-dilutive.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent accounting pronouncements

The Company reviews recent accounting pronouncements on a quarterly basis and has excluded discussion of those not applicable to the Company and those not expected to have a material impact on the Company’s financial statements. The following table provides a brief description of recent accounting pronouncements the Company has adopted or that could affect the Company’s financial statements.

Accounting Standards Update (ASU)	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards adopted
ASU 2015-11, Inventory—Simplifying the Measurement of Inventory
This update amends ASC 330, Inventory. The new guidance applies to inventory measured using first-in, first-out (FIFO) or average cost. Under this amendment, inventory is to be measured at the lower of cost and net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.
		January 29, 2017	The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.
ASU 2016-09, Compensation — Stock Compensation — Improvements to Employee Share-Based Payment Accounting
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

January 29, 2017
As required by the update, all excess tax benefits and tax deficiencies recognized on share-based compensation expense are reflected in the Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of the provision for income taxes on a prospective basis. This update resulted in non-cash income tax expense of $10.6 million in Fiscal 2017. In addition, excess tax benefits and tax deficiencies recognized on share-based compensation expense are now classified as an operating activity on the Consolidated Statements of Cash Flows. The Company has applied this provision on a retrospective basis. For Fiscal 2016 and Fiscal 2015, net cash provided by operating activities increased by $0.7 million and $0.1 million, respectively, with a corresponding offset to net cash used for financing activities. The Company has elected to account for forfeitures when they occur. Based on share-based compensation awards currently outstanding and the price of the Company’s Common Stock as of February 3, 2018, the adoption of this guidance would result in non-cash income tax expense of approximately $10 million for Fiscal 2018 and would have an immaterial impact in Fiscal 2019.

Standards not yet adopted
ASU 2014-09, Revenue from Contracts with Customers
This update supersedes the revenue recognition guidance in ASC 605, Revenue Recognition. The new guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services.
February 4, 2018
The Company has determined that it will adopt the guidance using a modified retrospective approach. This guidance will primarily impact the classification and timing of the recognition of the Company's gift card breakage. The cumulative impact will increase retained earnings by less than $10 million upon adoption and is not expected to result in material changes to revenue recognized in the Consolidated Statement of Operations and Comprehensive Income (Loss). In addition, gift card breakage will be recognized as a component of net sales in Fiscal 2018 compared to as a component of other operating income in previous years. The Company does not expect this guidance to have a material impact on store, direct-to-consumer, wholesale, franchise or license revenues.

ASU 2016-02, Leases
This update supersedes the leasing guidance in ASC 840, Leases. The new guidance requires an entity to recognize lease assets and lease liabilities on the balance sheet and disclose key leasing information that depicts the lease rights and obligations of an entity.
February 3, 2019*
The Company expects that this guidance will result in a material increase in the Company’s long-term assets and long-term liabilities on the Company’s Consolidated Balance Sheets, and is currently evaluating additional impacts that this guidance may have on its consolidated financial statements. The Company will not be early adopting this guidance.

ASU 2017-12, Derivatives and Hedging — Targeted Improvements to Accounting for Hedging Activities
This update amends ASC 815, Derivatives and Hedging. The new guidance simplifies certain aspects of hedge accounting for both financial and commodity risks to more accurately present the economic effects of an entity’s risk management activities in its financial statements. Under the new standard, more hedging strategies will be eligible for hedge accounting, including hedges of the benchmark rate component of the contractual coupon cash flows of fixed-rate assets or liabilities and partial-term hedges of fixed-rate assets or liabilities. For cash flow and net investment hedges, the guidance requires a modified retrospective approach while the amended presentation and disclosure guidance requires a prospective approach.
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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution within it of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were as follows:

	Assets and Liabilities at Fair Value as of February 3, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Trust-owned life insurance policies (at cash surrender value)	$—	$102,784	$—	$102,784
Money market funds	330,649	—	—	330,649
Derivative financial instruments	—	37	—	37
Total assets	$330,649	$102,821	$—	$433,470

Liabilities:
Derivative financial instruments	$—	$9,147	$—	$9,147
Total liabilities	$—	$9,147	$—	$9,147

	Assets and Liabilities at Fair Value as of January 28, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Trust-owned life insurance policies (at cash surrender value)	$—	$99,655	$—	$99,655
Money market funds	94,026	—	—	94,026
Derivative financial instruments	—	6,041	—	6,041
Total assets	$94,026	$105,696	$—	$199,722

Liabilities:
Derivative financial instruments	$—	$492	$—	$492
Total liabilities	$—	$492	$—	$492

The Level 2 assets and liabilities consist of trust-owned life insurance policies and derivative financial instruments, primarily foreign currency exchange forward contracts. The fair value of foreign currency exchange forward contracts is determined by using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value of borrowings:

The Company’s borrowings under the Company’s credit facilities are carried at historical cost in the accompanying Consolidated Balance Sheets.

The carrying amount and fair value of the Company’s gross borrowings under the Term Loan Facility were as follows:

(in thousands)	February 3, 2018	January 28, 2017
Gross borrowings outstanding, carrying amount	$253,250	$268,250
Gross borrowings outstanding, fair value	$253,250	$260,551
No borrowings were outstanding under the Company’s senior secured revolving credit facility as of February 3, 2018 or January 28, 2017. Refer to Note 11, “BORROWINGS,” for further discussion of the Company’s credit facilities.

4. INVENTORIES

Inventories consisted of:

(in thousands)	February 3, 2018	January 28, 2017
Inventories at original cost	$446,559	$425,807
Less: Lower of cost and net realizable value adjustment	(13,362)	(18,402)
Less: Shrink estimate	(8,804)	(7,610)
Inventories	$424,393	$399,795

Inventories included inventory in transit from vendors of $80.2 million and $79.2 million at February 3, 2018 and January 28, 2017, respectively. Inventory in transit is merchandise owned by the Company that has not yet been received at a Company distribution center.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Inventories,” for discussion regarding significant accounting policies related to the Company’s inventories.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	February 3, 2018	January 28, 2017
Land	$36,875	$36,875
Buildings	288,977	282,564
Furniture, fixtures and equipment	688,529	691,918
Information technology	523,429	480,352
Leasehold improvements	1,271,170	1,224,398
Construction in progress	10,773	54,080
Other	1,956	1,952
Total	2,821,709	2,772,139
Less: Accumulated depreciation	(2,083,527)	(1,947,401)
Property and equipment, net	$738,182	$824,738

For Fiscal 2017, the Company incurred store asset impairment charges of $14.4 million, primarily related to certain of the Company's international Abercrombie & Fitch stores in Germany, Spain, Italy and Hong Kong.

For Fiscal 2016, the Company incurred store asset impairment charges of $7.9 million, primarily related to the Company’s abercrombie kids flagship store in London.

For Fiscal 2015, the Company incurred store asset impairment charges of $18.2 million, primarily related to the Company’s Abercrombie & Fitch flagship store in Hong Kong and the removal of certain store fixtures in connection with changes to the Abercrombie and Hollister store experiences.

The Company had $38.7 million and $35.6 million of construction project assets in property and equipment, net at February 3, 2018 and January 28, 2017, respectively, related to the construction of buildings in certain lease arrangements where the Company is deemed to be the owner of the construction project.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Property and equipment, net,” for discussion regarding significant accounting policies related to the Company’s property and equipment, net.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. RABBI TRUST ASSETS

Investments of Rabbi Trust assets consisted of the following:

(in thousands)	February 3, 2018	January 28, 2017
Rabbi Trust assets:
Trust-owned life insurance policies (at cash surrender value)	$102,784	$99,655
Money market funds	13	20
Total Rabbi Trust assets	$102,797	$99,675

The Rabbi Trust includes amounts, restricted in their use, to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value and are included in other assets on the Consolidated Balance Sheets. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $3.1 million in each of Fiscal 2017, Fiscal 2016 and Fiscal 2015, recorded in interest expense, net on the Consolidated Statements of Operations and Comprehensive Income (Loss).

7. OTHER ASSETS

Other assets consisted of:

(in thousands)	February 3, 2018	January 28, 2017
Rabbi Trust (1)	$102,797	$99,675
Deferred tax assets	64,039	91,141
Long-term deposits	42,178	40,451
Intellectual property (2)	26,147	27,092
Restricted cash (3)	22,397	20,443
Long-term supplies (4)	21,185	22,050
Other (5)	44,229	30,867
Other assets	$322,972	$331,719

(1)	Refer to Note 6, “RABBI TRUST ASSETS.”

(2)
Intellectual property primarily includes trademark assets associated with the Company’s international operations, consisting of finite-lived and indefinite-lived intangible assets of approximately $12.5 million and $13.7 million, respectively, as of February 3, 2018, and approximately $13.4 million and $13.7 million, respectively, as of January 28, 2017. The Company’s finite-lived intangible assets are amortized over a useful life of 10 to 20 years.

(3)
Restricted cash includes various cash deposits with international banks that are used as collateral for customary nondebt banking commitments and deposits into trust accounts to conform to standard insurance security requirements.

(4)	Long-term supplies include, but are not limited to, hangers, frames, sign holders, security tags, back-room supplies and construction materials.

(5)	Other includes prepaid leases and various other assets.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. ACCRUED EXPENSES

Accrued expenses consisted of:

(in thousands)	February 3, 2018	January 28, 2017
Accrued payroll and related costs (1)	$65,045	$37,235
Accrued taxes	37,123	34,077
Gift card liability	28,939	29,685
Accrued rent	25,731	29,410
Construction in progress	14,277	36,853
Other (2)	137,486	105,784
Accrued expenses	$308,601	$273,044

(1)	Accrued payroll and related costs include salaries, incentive compensation, benefits, withholdings and other payroll related costs.

(2)	Other includes expenses incurred but not yet paid related to outside services associated with store and home office operations and deferred revenue related to loyalty programs.

9. DEFERRED LEASE CREDITS

Deferred lease credits are derived from payments received from landlords to wholly or partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the respective terms of the related leases, consisted of the following:

(in thousands)	February 3, 2018	January 28, 2017
Deferred lease credits	$451,906	$442,788
Amortized deferred lease credits	(356,507)	(346,391)
Total deferred lease credits, net	95,399	96,397
Less: short-term portion of deferred lease credits	(19,751)	(20,076)
Long-term portion of deferred lease credits	$75,648	$76,321

10. INCOME TAXES

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. The Act makes broad and significantly complex changes to the U.S. corporate income tax system by, among other things; reducing the U.S. federal corporate income tax rate from 35% to 21%, transitioning U.S. international taxation to a modified territorial tax system and imposing a mandatory one-time deemed repatriation tax, payable over eight years, on accumulated undistributed foreign subsidiary earnings and profits as of December 31, 2017. Given the significant changes resulting from and complexities associated with the Act, the estimated financial impacts for Fiscal 2017 are provisional and assessed as of March 1, 2018. The ultimate outcome may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the Act. Provisional amounts are expected to be finalized after the Company's 2017 U.S. corporate income tax return is filed in the fourth quarter of Fiscal 2018, but no later than one year from the enactment of the Act.

As a result of the Company's initial analysis of the impact of the Act, the Company incurred discrete net income tax charges of $19.9 million in Fiscal 2017, which consisted of:

•	$21.7 million of provisional tax expense related to the mandatory one-time deemed repatriation tax on accumulated undistributed foreign subsidiary earnings and profits of approximately $363.5 million;

•
$3.8 million of provisional tax expense related to the remeasurement of the Company's ending deferred tax assets and liabilities at February 3, 2018, as a result of the U.S. federal corporate income tax rate reduction from 35% to 21%; and,

•	$5.6 million of tax benefit for the decrease in its federal deferred tax liability on unremitted foreign earnings.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the provisional, mandatory one-time deemed repatriation tax, the Company has incurred federal tax on its foreign earnings as of December 31, 2017 of $21.7 million. After the utilization of existing tax credits, the Company expects U.S. federal cash tax payments of approximately $10.6 million on the mandatory one-time deemed repatriation, payable over eight years. Under a modified territorial system, future earnings are generally not subject to additional federal tax, however as discussed below, the U.S. has adopted several new tax concepts. Additionally, if funds were to be legally repatriated to the U.S. it could have implications at the state and foreign levels. Accordingly, the Company has not fully concluded on its position with respect to reinvestment of foreign earnings and whether its existing international structure for the various jurisdictions is the optimal structure for the future, but expects to complete this assessment in Fiscal 2018.

The Act includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions require the Company to include foreign subsidiary earnings in excess of an allowable return on certain of the foreign subsidiary’s tangible assets in its U.S. income tax return. The Company has elected to account for GILTI tax in the period in which it is incurred and is evaluating whether it will be subject to incremental U.S. tax on GILTI income beginning in Fiscal 2018. The BEAT provisions eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company does not currently expect it will be subject to this tax. Based on these expectations, the Company has not included any tax impacts of GILTI or BEAT in its consolidated financial statements as of February 3, 2018.

Components of Income Taxes

Income (loss) before taxes consisted of:

(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Domestic (1)	$(12,326)	$(52,041)	$8,412
Foreign	67,487	48,563	46,178
Income (loss) before taxes	$55,161	$(3,478)	$54,590

(1)
Includes intercompany charges to foreign affiliates for management fees, cost-sharing, royalties and interest and excludes a portion of foreign income that is currently includable on the U.S. federal income tax return.

Income tax expense (benefit) consisted of:

(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Current:
Federal	$(218)	$(18,888)	$(3,124)
State	1,897	(74)	(434)
Foreign	5,472	15,633	12,120
Total current	$7,151	$(3,329)	$8,562

Deferred:
Federal	$23,620	$(5,787)	$9,224
State	1,457	(346)	3,297
Foreign	12,408	(1,734)	(5,052)
Total deferred	37,485	(7,867)	7,469
Income tax expense (benefit)	$44,636	$(11,196)	$16,031

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Fiscal 2017 (1)	Fiscal 2016 (2)	Fiscal 2015
U.S. federal corporate income tax rate	33.7%	35.0%	35.0%
State income tax, net of U.S. federal income tax effect	3.5	5.0	4.6
Foreign taxation of non-U.S. operations	(25.8)	248.9	(10.2)
U.S. taxation of non-U.S. operations (3)	17.3	(212.6)	20.0
Net change in valuation allowances	1.0	(16.5)	(8.7)
Audit and other adjustments to prior years’ accruals	—	(0.1)	(8.7)
Statutory tax rate and law changes	(0.3)	94.3	4.2
Permanent items	3.5	91.3	(2.6)
Credit items	(4.2)	11.7	(1.0)
Tax Cuts and Jobs Act of 2017	36.1	—	—
Tax deficit recognized on share-based compensation expense (4)	19.2	—	—
Credit for increasing research activities	(2.3)	32.1	(1.3)
Trust-owned life insurance policies (at cash surrender value)	(1.9)	31.0	(2.0)
Other items, net	1.1	1.8	0.1
Total	80.9%	321.9%	29.4%

(1)
On December 22, 2017, the Act was signed into law, which reduced the U.S. federal corporate income tax rate from 35% to 21% resulting in a blended U.S. federal income tax rate of 33.7% based on the applicable tax rates before and after January 1, 2018, and the number of days in Fiscal 2017.

(2)
Given the low level of income in absolute dollars in Fiscal 2016, effective tax rate reconciling items that may have been considered de minimis in prior years in terms of absolute dollars and on a percentage basis were amplified on a percentage basis in Fiscal 2016 even as the absolute dollar value of the reconciling items were similar to prior years. Accordingly, year over year comparability may be difficult as a result of the amplifying effect of the lower levels of income.

(3)	U.S. branch operations in Canada and Puerto Rico are subject to tax at the full U.S. tax rates. As a result, income from these operations do not create reconciling items.

(4)
In Fiscal 2017, the Company adopted new share-based compensation accounting standards and in accordance with this guidance, the Company recognized $10.6 million of discrete non-cash income tax charges in Fiscal 2017 in income tax expense (benefit) on the Consolidated Statements of Operations and Comprehensive Income (Loss). Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Recent Accounting Pronouncements,” for further discussion.

Historically, jurisdictional location of pre-tax income (loss) represented a significant component of the Company’s effective tax rate as income tax rates outside the U.S. were generally lower than the U.S. statutory income tax rate. Furthermore, the impact of changes in the jurisdictional location of pre-tax income (loss) on the Company’s effective tax rate were amplified on a percentage basis at lower levels of consolidated pre-tax income (loss) in absolute dollars. As a result of the Act, the U.S. effective tax rate will be generally lower, but the effective tax rate remains dependent on jurisdictional mix. The taxation of non-U.S. operations line items in the table above excludes items related to the Company’s non-U.S. operations reported separately in the appropriate corresponding line items.

For Fiscal 2017, the impact of foreign taxation of non-U.S. operations on the Company’s effective income tax rate was primarily related to the Company’s Swiss and Hong Kong subsidiaries, along with the Company’s NCI. For Fiscal 2017, the Company’s Swiss subsidiary earned pre-tax income of $31.6 million with a jurisdictional effective tax rate of 1.2%. For Fiscal 2017, the Company’s Hong Kong subsidiary incurred pre-tax losses of $7.4 million with a jurisdictional effective tax rate of negative 3.1%. With respect to the NCI, the subsidiaries incurred pre-tax income of $3.4 million with no jurisdictional tax effect.

For Fiscal 2016, the impact of foreign taxation of non-U.S. operations on the Company’s effective income tax rate was primarily related to the Company’s Swiss and Hong Kong subsidiaries, along with the Company’s NCI. For Fiscal 2016, the Company’s Swiss subsidiary earned pre-tax income of $18.7 million with a jurisdictional effective tax rate of negative 11.0%. For Fiscal 2016, the Company’s Hong Kong subsidiary incurred pre-tax losses of $12.6 million with a jurisdictional effective tax rate of negative 4.5%. With respect to the NCI, the subsidiaries incurred pre-tax income of $3.8 million with no jurisdictional tax effect.

For Fiscal 2015, the impact of foreign taxation of non-U.S. operations on the Company’s effective income tax rate was primarily related to the Company’s subsidiaries in Australia, Switzerland and Hong Kong. For Fiscal 2015, the Company’s Australian subsidiary incurred pre-tax losses of $4.9 million, with no jurisdictional tax effect, related to the closure of the Company’s Australian operations. For Fiscal 2015, the Company’s Swiss subsidiary earned pre-tax income of $1.9 million with a jurisdictional effective tax rate of negative 745%. The Swiss jurisdictional effective tax rate included the impact of the Company’s omnichannel

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restructuring as well as the release of a valuation allowance. For Fiscal 2015, the Company’s Hong Kong subsidiary incurred pre-tax losses of $6.8 million with a jurisdictional effective tax rate of 15.8%, slightly below the statutory tax rate of 16.5%.

Components of Deferred Income Tax Assets and Liabilities

The effect of temporary differences which gives rise to deferred income tax assets (liabilities) were as follows:

(in thousands)	February 3, 2018	January 28, 2017
Deferred income tax assets:
Deferred compensation	$31,567	$54,552
Accrued expenses and reserves	13,790	13,168
Rent	29,594	33,917
Net operating losses (NOL), tax credit and other carryforwards	5,256	26,812
Investments in subsidiaries	—	8,791
Other	1,100	3,030
Valuation allowances	(3,508)	(2,429)
Total deferred income tax assets	$77,799	$137,841

Deferred income tax liabilities:
Property, equipment and intangibles	$(2,923)	$(20,177)
Inventory	(5,206)	(11,955)
Store supplies	(3,261)	(4,892)
Prepaid expenses	(1,698)	(3,262)
Investments in subsidiaries	(2,937)	—
Undistributed profits of non-U.S. subsidiaries	—	(5,609)
Other	(1,532)	(950)
Total deferred income tax liabilities	(17,557)	(46,845)
Net deferred income tax assets	$60,242	$90,996

Accumulated other comprehensive loss is shown net of deferred tax assets and liabilities, resulting in a deferred tax liability of $1.2 million and $0.6 million as of February 3, 2018 and January 28, 2017, respectively. Accordingly, these deferred taxes are not reflected in the table above.

As of February 3, 2018, the Company had deferred tax assets related to foreign and state NOL and credit carryforwards of $3.0 million and $1.2 million, respectively, that could be utilized to reduce future years’ tax liabilities. If not utilized, a portion of the foreign NOL carryovers will begin to expire in 2020 and a portion of state NOL will begin to expire in 2021. Some foreign NOL have an indefinite carryforward period.

The Company believes it is more likely than not that NOLs and credit carryforwards will reduce future years’ tax liabilities in various states and certain foreign jurisdictions less any associated valuation allowance. All valuation allowances have been reflected through the Consolidated Statements of Operations and Comprehensive Income (Loss). No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future. While the Company does not expect material adjustments to the total amount of valuation allowances within the next 12 months, changes in assumptions may occur based on the information then currently available. In such case, the Company will record an adjustment in the period in which a determination is made.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

The amount of uncertain tax positions as of February 3, 2018, January 28, 2017 and January 30, 2016, which would impact the Company’s effective tax rate if recognized and a reconciliation of the beginning and ending amounts of uncertain tax positions are as follows:

(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Uncertain tax positions, beginning of the year	$1,239	$2,455	$3,212
Gross addition for tax positions of the current year	148	67	13
Gross (reduction) addition for tax positions of prior years	(1)	19	598
Reductions of tax positions of prior years for:
Lapses of applicable statutes of limitations	(157)	(1,211)	(986)
Settlements during the period	(116)	(40)	(64)
Changes in judgment / excess reserve	—	(51)	(318)
Uncertain tax positions, end of year	$1,113	$1,239	$2,455

The Internal Revenue Service (“IRS”) is currently conducting an examination of the Company’s U.S. federal income tax return for Fiscal 2017 as part of the IRS’ Compliance Assurance Process program. The IRS examinations for Fiscal 2016 and prior years have been completed. The Company has a $6.2 million carryback refund claim related to Fiscal 2016 which is pending a routine Joint Committee on Taxation review. State and foreign returns are generally subject to examination for a period of three to five years after the filing of the respective return. The Company has various state and foreign income tax returns in the process of examination, administrative appeals or litigation. The outcome of these examinations is not expected to have a material impact on the Company’s financial statements. The Company believes that some of these audits and negotiations will conclude within the next 12 months and that it is reasonably possible the amount of uncertain income tax positions, including interest, may change by an immaterial amount due to settlements of audits and expiration of statutes of limitations.

The Company does not expect material adjustments to the total amount of uncertain tax positions within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

During Fiscal 2017, the Company recognized a $0.1 million benefit related to net interest and penalties, compared to a $0.2 million benefit recognized during Fiscal 2016. Interest and penalties of $0.2 million were accrued at the end of Fiscal 2017, compared to $0.3 million accrued at the end of Fiscal 2016.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. BORROWINGS

Asset-Based Revolving Credit Facility

On August 7, 2014, A&F, through its subsidiary Abercrombie & Fitch Management Co. (“A&F Management”) as the lead borrower (with A&F and certain other subsidiaries as borrowers or guarantors), entered into an asset-based revolving credit agreement.

As of October 19, 2017, the Company, through A&F Management, entered into a Second Amendment to Credit Agreement (the “ABL Second Amendment”), amending and extending the maturity date of the asset-based revolving credit agreement. As amended, the asset-based revolving credit agreement continues to provide for a senior secured revolving credit facility of up to $400 million (the “Amended ABL Facility.”) The Amended ABL Facility is subject to a borrowing base, consisting primarily of U.S. inventory, with a letter of credit sub-limit of $50 million and an accordion feature allowing A&F to increase the revolving commitment by up to $100 million subject to specified conditions. The Amended ABL Facility is available for working capital, capital expenditures and other general corporate purposes. The Amended ABL Facility will mature on October 19, 2022.

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

No borrowings were outstanding under the Amended ABL Facility as of February 3, 2018.

The Company had availability under the Amended ABL Facility of $259.3 million as of February 3, 2018.

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

The Term Loan Facility was issued at a 1.0% discount. In addition, the Company recorded deferred financing fees associated with the issuance of the Credit Facilities in Fiscal 2014 of $5.8 million in aggregate, of which $3.2 million was paid to lenders. The Company also recorded deferred financing fees associated with the issuance of the ABL Second Amendment of $0.9 million.The debt discount and deferred financing fees are amortized over the respective contractual terms of the Credit Facilities.

The Company’s Term Loan debt is presented in the Consolidated Balance Sheets, net of the unamortized discount and fees. Net borrowings as of February 3, 2018 and January 28, 2017 were as follows:

(in thousands)	February 3, 2018	January 28, 2017
Borrowings, gross at carrying amount	$253,250	$268,250
Unamortized discount	(1,184)	(1,764)
Unamortized fees	(2,380)	(3,494)
Borrowings, net	249,686	262,992
Less: short-term portion of borrowings	—	—
Long-term portion of borrowings, net	$249,686	$262,992

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Term Loan Facility will mature on August 7, 2021 and amortizes at a rate equal to 0.25% of the original principal amount per quarter, beginning with the fourth quarter of Fiscal 2014. The Company made repayments of $15 million and $25 million in Fiscal 2017 and Fiscal 2016, respectively, in prepayment of its scheduled Fiscal 2017 through Fiscal 2021 amortization and a portion of the amount of principal due at maturity. The Term Loan Facility is subject to (a) beginning in 2016, an annual mandatory prepayment in an amount equal to 0% to 50% of the Company’s excess cash flows in the preceding fiscal year, depending on the Company’s leverage ratio and (b) certain other mandatory prepayments upon receipt by the Company of proceeds of certain debt issuances, asset sales and casualty events, subject to certain exceptions specified therein, including reinvestment rights, less any voluntary payments made. The final principal installment of $253.3 million on the Term Loan Facility will be due August 7, 2021.

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

At the Company’s option, borrowings under the Term Loan Facility will bear interest at either (a) an adjusted LIBOR rate no lower than 1.00% plus a margin of 3.75% per annum or (b) an alternate base rate plus a margin of 2.75% per annum. Customary agency fees are also payable in respect of the Term Loan Facility. The interest rate on borrowings under the Term Loan Facility was 5.32% as of February 3, 2018.

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

Both Credit Facilities contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance and providing additional guarantees and collateral in certain circumstances.

The Company was in compliance with the covenants under the Credit Facilities as of February 3, 2018.

12. OTHER LIABILITIES

Other liabilities consisted of:

(in thousands)	February 3, 2018	January 28, 2017
Accrued straight-line rent	$80,532	$82,241
Deferred compensation (1)	42,672	44,531
Other (2)	66,484	45,236
Other liabilities	$189,688	$172,008

(1)
Deferred compensation includes the Supplemental Executive Retirement Plan, the Abercrombie & Fitch Co. Savings and Retirement Plan and the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan, all further discussed in Note 16, “SAVINGS AND RETIREMENT PLANS,” as well as deferred Board of Directors compensation and other accrued retirement benefits.

(2)	Other includes asset retirement obligations, the provisional, mandatory one-time deemed repatriation tax on accumulated foreign earnings, net and various other liabilities.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. SHARE-BASED COMPENSATION

Financial Statement Impact

The Company recognized share-based compensation expense of $22.1 million, $22.1 million and $28.4 million for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. The Company recognized tax benefits associated with share-based compensation expense of $8.0 million, $8.3 million and $10.6 million for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

The effect of adjustments for forfeitures was $2.9 million, $3.4 million and $5.6 million for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

Plans

As of February 3, 2018, the Company had two primary share-based compensation plans: (i) the 2016 Directors LTIP, with 750,000 shares of the Company’s Common Stock authorized for issuance, under which the Company is authorized to grant restricted stock, restricted stock units, stock appreciation rights, stock options and deferred stock awards to non-associate members of the Company’s Board of Directors; and (ii) the 2016 Associates LTIP, with 4,700,000 shares of the Company’s Common Stock authorized for issuance, under which the Company is authorized to grant restricted stock, restricted stock units, performance share awards, stock appreciation rights and stock options to associates of the Company. The Company also has six other share-based compensation plans under which it granted restricted stock, restricted stock units, performance share awards, stock appreciation rights and stock options to associates of the Company and restricted stock units, stock options and deferred stock awards to non-associate members of the Company’s Board of Directors in prior years.

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

Under the 2016 Directors LTIP, restricted stock units are subject to a minimum vesting period ending no sooner than the earlier of (i) the first anniversary of the grant date or (ii) the date of the next regularly scheduled annual meeting of stockholders held after the grant date. Any stock appreciation rights or stock options granted under this plan have the same minimum vesting period requirements as restricted stock units and, in addition, must have a term that does not exceed a period of ten years from the grant date, subject to forfeiture under the terms of the 2016 Directors LTIP.

The 2016 Associates LTIP, a stockholder-approved plan, permits the Company to annually grant one or more types of awards covering up to an aggregate for all awards of 1.0 million of underlying shares of the Company’s Common Stock to any associate of the Company. Under the 2016 Associates LTIP, for restricted stock units that have performance-based vesting, performance must be measured over a period of at least one year and for restricted stock units that do not have performance-based vesting, vesting in full may not occur more quickly than in pro-rata installments over a period of three years from the date of the grant, with the first installment vesting no sooner than the first anniversary of the date of the grant. In addition, any stock options or stock appreciation rights granted under this plan must have a minimum vesting period of one year and a term that does not exceed a period of ten years from the grant date, subject to forfeiture under the terms of the2016 Associates LTIP.

Each of the 2016 Directors LTIP, and the 2016 Associates LTIP, provides for accelerated vesting of awards if there is a change of control and certain other conditions specified in each plan are met.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

The following table summarizes activity for restricted stock units for Fiscal 2017:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at January 28, 2017	1,915,461	$25.47	203,923	$22.53	184,892	$26.89
Granted	1,698,803	9.96	524,030	9.11	236,872	11.79
Adjustments for performance achievement	—	—	—	—	—	—
Vested	(746,118)	25.62	—	—	—	—
Forfeited	(347,986)	22.20	(37,779)	21.75	(37,784)	26.14
Unvested at February 3, 2018 (1) (2)	2,520,160	$15.35	690,174	$11.82	383,980	$16.50

(1)
Includes 704,703 unvested service-based restricted stock units subject to vesting requirements related to the achievement of certain performance metrics, such as operating income and net income, for the fiscal year immediately preceding the vesting date. Holders of these restricted stock units have the opportunity to earn back one of more installments of the award if cumulative performance requirements are met in a subsequent year.

(2)
Unvested shares related to restricted stock units with performance-based vesting conditions can achieve up to 200% of their target vesting amount and are reflected at 100% of their target vesting amount in the table above.

As of February 3, 2018, there was $24.6 million, $5.2 million and $3.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to service-based, performance-based and market-based restricted stock units, respectively. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 14 months, 13 months and 11 months for service-based, performance-based and market-based restricted stock units, respectively.

The actual tax benefit realized for tax deductions related to the issuance of shares associated with restricted stock unit vesting was $2.8 million, $7.0 million and $5.9 million for Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively.

Additional information pertaining to restricted stock units for Fiscal 2017, Fiscal 2016 and Fiscal 2015 follows:

(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Service-based restricted stock units:
Total grant date fair value of awards granted	$16,920	$29,047	$23,101
Total grant date fair value of awards vested	$19,116	$20,314	$23,608

Performance-based restricted stock units:
Total grant date fair value of awards granted	$4,774	$3,334	$2,278
Total grant date fair value of awards vested	$—	$1,178	$1,861

Market-based restricted stock units:
Total grant date fair value of awards granted	$2,793	$4,023	$2,158
Total grant date fair value of awards vested	$—	$—	$—

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during Fiscal 2017, Fiscal 2016 and Fiscal 2015 were as follows:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Grant date market price	$11.43	$28.06	$22.46
Fair value	$11.79	$31.01	$19.04
Assumptions:
Price volatility	47%	45%	45%
Expected term (years)	2.9	2.7	2.8
Risk-free interest rate	1.5%	1.0%	0.9%
Dividend yield	7.0%	3.0%	3.5%
Average volatility of peer companies	35.2%	34.5%	34.0%
Average correlation coefficient of peer companies	0.2664	0.3415	0.3288

Stock Appreciation Rights

The following table summarizes stock appreciation rights activity for Fiscal 2017:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 28, 2017	4,079,050	$47.49
Granted	—	—
Exercised	—	—
Forfeited or expired	(1,068,330)	42.59
Outstanding at February 3, 2018	3,010,720	$49.35	$29,097	1.9
Stock appreciation rights exercisable at February 3, 2018	2,783,169	$51.31	$15,771	1.5
Stock appreciation rights expected to become exercisable in the future as of February 3, 2018	214,132	$25.68	$8,870	7.0

No stock appreciation rights were granted during Fiscal 2017 and Fiscal 2016. The weighted-average assumptions used in the Black-Scholes option-pricing model for stock appreciation rights granted during Fiscal 2015 were as follows:

	Fiscal 2015
	Executive Officers	All Other Associates
Grant date market price	$22.46	$22.42
Exercise price	$22.46	$22.42
Fair value	$9.11	$8.00
Assumptions:
Price volatility	49%	49%
Expected term (years)	6.1	4.3
Risk-free interest rate	1.5%	4.2%
Dividend yield	1.7%	1.7%

As of February 3, 2018, there was $1.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 7 months.

No stock appreciation rights were exercised in Fiscal 2017 and the total intrinsic value of stock appreciation rights exercised was insignificant during Fiscal 2016 and $4.3 million during Fiscal 2015. The grant date fair value of stock appreciation rights that vested during Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $2.4 million, $4.3 million and $4.9 million, respectively.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table summarizes stock option activity for Fiscal 2017:

	Number of Underlying Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at January 28, 2017	189,800	$76.62
Granted	—	—
Exercised	—	—
Forfeited or expired	(102,600)	75.27
Outstanding at February 3, 2018	87,200	$78.20	$—	0.1
Stock options exercisable at February 3, 2018	87,200	$78.20	$—	0.1

No stock options were granted during during Fiscal 2017, Fiscal 2016 and Fiscal 2015. The total intrinsic value of stock options exercised was insignificant during Fiscal 2016 and Fiscal 2015 and no stock options were exercised in Fiscal 2017. As of February 3, 2018, there was no unrecognized compensation cost related to currently outstanding stock options.

14. DERIVATIVE INSTRUMENTS

As of February 3, 2018, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory sales, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount (1)
Euro	$89,532
British pound	$31,798
Canadian dollar	$17,041
Japanese yen	$7,940

(1)	Amounts reported are the U.S. Dollar notional amounts outstanding as of February 3, 2018.

As of February 3, 2018, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge foreign currency denominated net monetary assets/liabilities:

(in thousands)	Notional Amount (1)
Euro	$11,183

(1)	Amounts reported are the U.S. Dollar notional amounts outstanding as of February 3, 2018.

The location and amounts of derivative fair values on the Consolidated Balance Sheets as of February 3, 2018 and January 28, 2017 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Location	February 3, 2018	January 28, 2017	Location	February 3, 2018	January 28, 2017
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts		$37	$5,920		$9,108	$486
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts		$—	$122		$39	$6
Total	Other current assets	$37	$6,042	Accrued expenses	$9,147	$492

Refer to Note 3, “FAIR VALUE,” for further discussion of the determination of the fair value of derivative instruments.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The location and amounts of derivative gains and losses for Fiscal 2017 and Fiscal 2016 on the Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

		Fiscal 2017	Fiscal 2016	Fiscal 2015
(in thousands)	Location	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other operating income, net	$(3,557)	$627	$751

	Effective Portion							Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of (Loss) Gain Recognized in OCI on Derivative Contracts (1)			Location of (Loss) Gain Reclassified from AOCL into Earnings	Amount of (Loss) Gain Reclassified from AOCL into Earnings (2)			Location of Gain Recognized in Earnings on Derivative Contracts	Amount of Gain Recognized in Earnings on Derivative Contracts (3)
(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015		Fiscal 2017	Fiscal 2016	Fiscal 2015		Fiscal 2017	Fiscal 2016	Fiscal 2015
Derivatives in cash flow hedging relationships:
Foreign currency exchange forward contracts	$(21,810)	$7,078	$7,204	Cost of sales, exclusive of depreciation and amortization	$(4,303)	$6,195	$15,596	Other operating income, net	$2,949	$1,873	$242

(1)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(2)	The amount represents the reclassification from AOCL into earnings when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(3)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

For Fiscal 2017, the activity in accumulated other comprehensive loss was as follows:

	Fiscal 2017
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 28, 2017	$(126,127)	$4,825	$(121,302)
Other comprehensive income (loss) before reclassifications	42,492	(21,810)	20,682
Reclassified from accumulated other comprehensive loss (1)	—	4,303	4,303
Tax effect	(1,312)	2,575	1,263
Other comprehensive income	41,180	(14,932)	26,248
Ending balance at February 3, 2018	$(84,947)	$(10,107)	$(95,054)

(1)
For Fiscal 2017, a loss was reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization on the Consolidated Statement of Operations and Comprehensive Income (Loss).

For Fiscal 2016, the activity in accumulated other comprehensive loss was as follows:

	Fiscal 2016
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance January 30, 2016	$(119,196)	$4,577	$(114,619)
Other comprehensive (loss) income before reclassifications	(7,091)	7,078	(13)
Reclassified from accumulated other comprehensive loss (1)	—	(6,195)	(6,195)
Tax effect	160	(635)	(475)
Other comprehensive loss	(6,931)	248	(6,683)
Ending balance at January 28, 2017	$(126,127)	$4,825	$(121,302)

(1)
For Fiscal 2016, a gain was reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization on the Consolidated Statement of Operations and Comprehensive Income (Loss). Additionally, a foreign currency translation loss related to the Company's dissolution of its Australian operations was reclassified to other operating income, net.

For Fiscal 2015, the activity in accumulated other comprehensive loss was as follows:

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

(1)
For Fiscal 2015, a gain was reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization on the Consolidated Statement of Operations and Comprehensive Income (Loss).

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. SAVINGS AND RETIREMENT PLANS

The Company maintains the Abercrombie & Fitch Co. Savings & Retirement Plan, a qualified plan. All U.S. associates are eligible to participate in this plan if they are at least 21 years of age. In addition, the Company maintains the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement, composed of two sub-plans (Plan I and Plan II). Plan I contains contributions made through December 31, 2004, while Plan II contains contributions made on and after January 1, 2005. Participation in these plans is based on service and compensation. The Company’s contributions to these plans are based on a percentage of associates’ eligible annual compensation. The cost of the Company’s contributions to these plans was $14.4 million, $11.1 million and $15.4 million for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

In addition, the Company maintains the Supplemental Executive Retirement Plan which provides retirement income to its former Chief Executive Officer for life, based on averaged compensation before retirement, including base salary and cash incentive compensation. The Company has recorded $9.7 million and $10.2 million, as of February 3, 2018 and January 28, 2017, respectively, in other liabilities on the Consolidated Balance Sheets related to future Supplemental Executive Retirement Plan distributions.

17. SEGMENT REPORTING

The Company's two operating segments are brand-based: Hollister and Abercrombie, the latter of which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. These operating segments have similar economic characteristics, classes of consumers, products, production and distribution methods, operate in the same regulatory environments, and have been aggregated into one reportable segment.

The Company’s net sales by operating segment for Fiscal 2017, Fiscal 2016 and Fiscal 2015 were as follows:

(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Hollister	$2,038,598	$1,839,716	$1,877,688
Abercrombie	1,454,092	1,487,024	1,640,992
Total	$3,492,690	$3,326,740	$3,518,680

The Company’s net sales by geographic area for Fiscal 2017, Fiscal 2016 and Fiscal 2015 were as follows:

(in thousands)	Fiscal 2017	Fiscal 2016	Fiscal 2015
United States	$2,208,618	$2,123,808	$2,282,040
Europe	811,664	768,630	832,923
Other	472,408	434,302	403,717
Total	$3,492,690	$3,326,740	$3,518,680

The Company’s long-lived assets by geographic area as of February 3, 2018, January 28, 2017 and January 30, 2016 were as follows:

(in thousands)	February 3, 2018	January 28, 2017	January 30, 2016
United States	$494,132	$543,923	$548,983
Europe	192,133	215,124	263,977
Other	78,064	92,783	109,275
Total	$764,329	$851,830	$922,235

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. CONTINGENCIES

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes estimated liabilities for the outcome of litigation where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts. As of February 3, 2018, the Company had accrued charges for legal contingencies, including the certain legal matters detailed below, of approximately $18 million, which are classified within other current liabilities on the accompanying Consolidated Balance Sheet. The estimated liability represents what the Company believes to be reasonable estimates of the loss exposures related to its legal matters. Actual liabilities may differ from the amounts recorded, due to uncertainties regarding regarding final settlement agreement negotiations, actual claims rate experience, court approvals and the terms of any approval by the courts, and there can be no assurance that final resolution of legal matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company may be subject to estimated incremental losses of as much as approximately $25 million. There are certain claims and legal proceedings pending against the Company for which accruals have not been established.

Certain Legal Matters

The Company is a defendant in two separate class action lawsuits filed by former associates of the Company who are represented by the same counsel. The first lawsuit, filed in 2013, alleges failure to indemnify business expenses and a series of derivative claims for compelled patronization, inaccurate wage statements, waiting time penalties, minimum wage violations and unfair competition under California state law on behalf of all non-exempt hourly associates at Abercrombie & Fitch, abercrombie kids, Hollister and Gilly Hicks stores in California. Four subclasses of associates have since been certified, and was before a U.S. District Court of California. The second lawsuit, filed in 2015, alleges that associates were required to purchase uniforms without reimbursement in violation of federal law, and laws of the states of New York, Florida and Massachusetts, as well as derivative putative state law claims and seeks to pursue such claims on a class and collective basis. On December 12, 2017, a U.S. District Court of California granted the parties’ stipulation to transfer the first lawsuit pending and combine it with the second lawsuit then pending before a U.S. District Court of Ohio.

Both matters were mediated and the parties signed a $25.0 million claims-made settlement agreement which, subject to final approval by a U.S. District Court of Ohio, is intended to result in a full and final settlement of all claims in both lawsuits on a class-wide basis.  On February 16, 2018, a U.S. District Court of Ohio granted preliminary approval of the proposed settlement and ordered that notice of the proposed settlement be given to the absent members of the settlement class. The ultimate settlement amount is dependent upon the actual claims made by members of the class and is also subject to final approval by the U.S. District Court of Ohio. A final approval hearing is set to occur in the second quarter of Fiscal 2018.

In addition to the matters discussed above, the Company is a defendant in other class action lawsuits filed by former associates of the Company. These lawsuits allege non-exempt hourly associates of the Company were not properly compensated, in violation of federal and California law, for call-in practices requiring associates to engage in certain pre-shift activities in order to determine whether they should report to work and the Company's alleged failure to pay Reporting Time and all wages earned at termination. In addition, these lawsuits include derivative claims alleging inaccurate wage statements and unfair competition under California state law on behalf of non-exempt hourly associates. These lawsuits are currently assigned to the same judge and remain stayed in a U.S. District Court of California.

There can be no absolute assurance that settlements will be finalized or approved or of the ultimate outcomes of the litigations.

Other

For Fiscal 2016, the Company recognized a $12.3 million gain in other operating income, net in connection with a settlement of certain economic loss claims associated with the April 2010 Deepwater Horizon oil spill.

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial results for Fiscal 2017 and Fiscal 2016 are presented below. See “RESULTS OF OPERATIONS,” in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” of this Annual Report on Form 10-K for information regarding items included below that could affect comparability between quarterly results.

(in thousands, except per share amounts)
Fiscal Quarter 2017	First	Second	Third	Fourth
Net sales	$661,099	$779,321	$859,112	$1,193,158
Gross profit (1)	$398,925	$460,895	$526,627	$697,395
Net (loss) income	$(61,009)	$(14,615)	$10,616	$75,533
Net (loss) income attributable to A&F (2)	$(61,700)	$(15,491)	$10,075	$74,210
Net (loss) income per basic share attributable to A&F (3)	$(0.91)	$(0.23)	$0.15	$1.08
Net (loss) income per diluted share attributable to A&F (3)	$(0.91)	$(0.23)	$0.15	$1.05

(in thousands, except per share amounts)
Fiscal Quarter 2016	First	Second	Third	Fourth
Net sales	$685,483	$783,160	$821,734	$1,036,363
Gross profit (1)	$425,721	$477,107	$510,739	$615,001
Net (loss) income	$(38,630)	$(12,031)	$8,274	$50,105
Net (loss) income attributable to A&F (4)	$(39,587)	$(13,129)	$7,881	$48,791
Net (loss) income per basic share attributable to A&F (3)	$(0.59)	$(0.19)	$0.12	$0.72
Net (loss) income per diluted share attributable to A&F (3)	$(0.59)	$(0.19)	$0.12	$0.71

(1)	Gross profit is derived from cost of sales, exclusive of depreciation and amortization.

(2)
Net income (loss) attributable to A&F for Fiscal 2017 included certain items related to asset impairment, legal charges and discrete net tax charges related to the Act. These items adversely impacted net income (loss) attributable to A&F by $4.5 million, $10.4 million and $23.0 million for the second, third and fourth quarters of Fiscal 2017, respectively.

(3)
Net income (loss) per share for each of the quarters was computed using the weighted average number of shares outstanding during the quarter while the full year is computed using the average of the weighted average number of shares outstanding each quarter; therefore, the sum of the quarters may not equal the total for the year.

(4)
Net income (loss) attributable to A&F for Fiscal 2016 included certain items related to asset impairment, indemnification recoveries and claims settlement benefits. These items benefited net income (loss) attributable to A&F by $3.7 million and $6.5 million for the second and third quarters of Fiscal 2016, respectively, and adversely impacted net income (loss) attributable to A&F by $2.1 million for the fourth quarter of Fiscal 2016.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Abercrombie & Fitch Co.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Abercrombie and Fitch Co. and its subsidiaries as of February 3, 2018 and January 28, 2017, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended February 3, 2018, including the related notes appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for certain elements of its share-based compensation during the fiscal year ended February 3, 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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
April 2, 2018

We have served as the Company’s auditor since 1996.

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the
Senior Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer and Principal Accounting
Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of February 3, 2018. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of February 3, 2018, the end of the period covered by this Annual Report on Form 10-K.

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

With the participation of the Chief Executive Officer and the Senior Vice President and Chief Financial Officer of A&F, management evaluated the effectiveness of A&F’s internal control over financial reporting as of February 3, 2018 using criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment of A&F’s internal control over financial reporting, under the criteria described in the preceding sentence, management has concluded that, as of February 3, 2018, A&F’s internal control over financial reporting was effective.

A&F’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the effectiveness of A&F’s internal control over financial reporting as of February 3, 2018 as stated in their report, which is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in A&F’s internal control over financial reporting during the fourth quarter ended February 3, 2018 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

Information concerning directors and executive officers of A&F as well as persons nominated or chosen to become directors or executive officers is incorporated by reference from the text to be included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2018 and from the text under the caption “EXECUTIVE OFFICERS OF THE REGISTRANT” at the end of “ITEM 1. BUSINESS” in PART I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

Information concerning beneficial ownership reporting compliance under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the text to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT — Section 16(a) Beneficial Ownership Reporting Compliance,” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2018.

Code of Business Conduct and Ethics

The Board of Directors has adopted the Abercrombie & Fitch Co. Code of Business Conduct and Ethics, which is available on the “Corporate Governance” page of the Company’s website at www.abercrombie.com, accessible through the “Investors” page.

Audit and Finance Committee

Information concerning A&F’s Audit and Finance Committee, including the determination of A&F's Board of Directors that the Audit and Finance Committee has at least one “audit committee financial expert” (as defined under applicable SEC rules) serving on the Audit and Finance Committee, is incorporated by reference from the text to be included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS — Committees of the Board — Audit and Finance Committee,” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2018.

Procedures by which Stockholders May Recommend Nominees to A&F’s Board of Directors

Information concerning the procedures by which stockholders of A&F may recommend nominees to A&F’s Board of Directors is incorporated by reference from the text to be included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Director Qualifications and Consideration of Director Candidates,” “PROPOSAL 1 — ELECTION OF DIRECTORS — Director Nominations,” “PROPOSAL 1 — ELECTION OF DIRECTORS — Nominations of Individuals for Election as Directors at the 2019 Annual meeting Using Proxy Access,” and in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2018. As previously disclosed, under “Item 5.03. Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” in the Current Report on A&F's Form 8-K filed on February 27, 2018, on February 23, 2018, A&F's Board of Directors unanimously adopted amendments to Section 2.04 of A&F's Amended and Restated Bylaws to implement “proxy access.” Other than the implementation by A&F of “proxy access,” the procedures by which shareholders may recommend nominees to A&F's Board of Directors have not materially changed from those described in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders held on June 15, 2017.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference from the text to be included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Compensation of Directors,” “PROPOSAL 1 — ELECTION OF DIRECTORS — Board Role in Risk Oversight,” “PROPOSAL 1 — ELECTION OF DIRECTORS — Compensation and Organization Committee Interlocks and Insider Participation,” “COMPENSATION DISCUSSION AND ANALYSIS,” “REPORT OF THE COMPENSATION AND ORGANIZATION COMMITTEE ON EXECUTIVE COMPENSATION” and “EXECUTIVE OFFICER COMPENSATION,” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the text to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2018.

Information regarding the number of shares of Common Stock of A&F to be issued and remaining available under equity compensation plans of A&F as of February 3, 2018 is incorporated by reference from the text to be included under the caption “EQUITY COMPENSATION PLANS” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and transactions involving the Company and certain related persons within the meaning of Item 404(a) of SEC Regulation S-K as well as information concerning A&F’s policies and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference from the text to be included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS — Certain Relationships and Related Person Transactions” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2018.

Information concerning the independence of the directors of A&F is incorporated by reference from the text to be included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Director Independence”, “PROPOSAL 1 — ELECTION OF DIRECTORS — Board Leadership Structure”and “PROPOSAL 1 — ELECTION OF DIRECTORS — Committees of the Board” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2018.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the pre-approval policies and procedures of A&F’s Audit and Finance Committee and the fees for services rendered by the Company’s principal independent registered public accounting firm is incorporated by reference from the text to be included under captions “AUDIT AND FINANCE COMMITTEE MATTERS — Pre-Approval Policy” and “AUDIT AND FINANCE COMMITTEE MATTERS — Fees of Independent Registered Public Accounting Firm” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 2018.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016.

Consolidated Balance Sheets at February 3, 2018 and January 28, 2017.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016.

Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

(2) Consolidated Financial Statement Schedules:

All financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because the required information is either not applicable or not material.

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

3.9
Certificate regarding Adoption of Amendments to Section 2.04 of Amended and Restated Bylaws of Abercrombie & Fitch Co. by Board of Directors of Abercrombie & Fitch Co. on February 23, 2018, incorporated herein by reference to Exhibit 3.1 to A&F's Current Report on Form 8-K dated and filed February 27, 2018 (File No. 001-12107).

3.10
Amended and Restated Bylaws of Abercrombie & Fitch Co. reflecting amendments through the date of this Annual Report on Form 10-K. [This document represents the Amended and Restated Bylaws of Abercrombie & Fitch Co. in compiled form incorporating all amendments.]

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

10.2*
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

10.3*
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

10.5*
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

10.6*
Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II), as amended and restated effective as of January 1, 2014 [governing amounts “deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) in taxable years beginning on or after January 1, 2005, and any earnings thereon], incorporated herein by reference to Exhibit 10.3 to A&F’s Current Report on Form 8-K dated and filed on October 19, 2015 (File No. 001-12107).

10.7*
Abercrombie & Fitch Co. 2003 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.9 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).

10.8*	Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2005 (File No. 001-12107).
10.9*
Certificate regarding Approval of Amendment of Section 3(b) of the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan by Board of Directors of Abercrombie & Fitch Co. on August 20, 2014, incorporated herein by reference to Exhibit 10.11 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 (File No. 001-12107).

10.10*
Trust Agreement, made as of October 16, 2006, between A&F and Wilmington Trust Company, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 17, 2006 (File No. 001-12107).

10.11*
Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2011 (File No. 001-12107).

10.12*
Certificate regarding Approval of Amendment of Section 3(b) of the Abercrombie & Fitch Co. Amended and Restated 2007 Long-Term Incentive Plan by Board of Directors of Abercrombie & Fitch Co. on August 20, 2014, incorporated herein by reference to Exhibit 10.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 (File No. 001-12107).

10.13*
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

10.14*
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

10.15*
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

10.16*
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

10.17*
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

10.18*
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

10.19*
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

10.20*
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

10.21*
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

10.22*
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

10.23*
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

10.24*
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

10.25*
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

10.26*
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

10.27*
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

10.28*
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

10.29*
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

10.30
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

10.31
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

10.32
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

10.33
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

10.34
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

10.35
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

10.36
Intercreditor Agreement, dated as of August 7, 2014, by and between Wells Fargo Bank, National Association, in its capacity as “ABL Agent,” and Wells Fargo Bank, National Association, in its capacity as “Term Agent,” incorporated herein by reference to Exhibit 10.9 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 (File No. 001-12107).

10.37*
Employment Offer, accepted October 9, 2014, between Fran Horowitz and A&F, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 15, 2014 (File No. 001-12107).

10.38
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

10.39*	Form of Director and Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 21, 2014 (File No. 001-12107).
10.40*
Retirement Agreement, dated December 8, 2014, between Michael S. Jeffries and A&F, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K filed December 9, 2014 (File No. 001-12107).

10.41*
Agreement entered into between Abercrombie & Fitch Management Co. and Jonathan E. Ramsden as of July 7, 2015, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed July 9, 2015 (File No. 001-12107).

10.42*
Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II), as amended and restated effective as of January 1, 2014, incorporated herein by reference to Exhibit 10.3 to A&F’s Current Report on Form 8-K dated and filed October 19, 2015 (File No. 001-12107).

10.43*
First Amendment to the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II), as approved on October 14, 2015, incorporated herein by reference to Exhibit 10.4 to A&F’s Current Report on Form 8-K dated and filed October 19, 2015 (File No. 001-12107).

10.44*
Letter, dated December 16, 2015, from Abercrombie & Fitch Management Co. to Fran Horowitz setting forth terms of employment as President and Chief Merchandising Officer, and accepted by Fran Horowitz on December 19, 2015, incorporated herein by reference to Exhibit 10.74 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (File No. 001-12107).

10.45*
Offer Letter from Abercrombie & Fitch to Stacia Andersen, executed by Ms. Andersen on May 11, 2016, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed May 23, 2016 (File No. 001-12107).

10.46*
Offer Letter from Abercrombie & Fitch to Kristin Scott, executed by Ms. Scott on May 15, 2016, incorporated herein by reference to Exhibit 10.3 to A&F’s Current Report on Form 8-K dated and filed May 23, 2016 (File No. 001-12107).

10.47*
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates after June 16, 2016, incorporated herein by reference to Exhibit 10.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 (File No. 001-12107).

10.48*
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to associates (employees) of A&F and its subsidiaries, subject to special non-competition and non-solicitation agreements, under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates after June 16, 2016, incorporated herein by reference to Exhibit 10.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 (File No. 001-12107).

10.49*
Form of Performance Share Award Agreement used to evidence the grant of performance shares to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates after June 16, 2016 and prior to March 27, 2018, incorporated herein by reference to Exhibit 10.8 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 (File No. 001-12107).

10.50*
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to non-associate directors of A&F under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors on and after June 16, 2016, incorporated herein by reference to Exhibit 10.10 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 (File No. 001-12107).

10.51*
Agreement between Diane Chang and Abercrombie & Fitch Trading Co., executed by Ms. Chang on October 25, 2016 and by Abercrombie & Fitch Trading Co. on November 3, 2016, incorporated herein by reference to Exhibit 10.4 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 29, 2016 (File No. 001-12107).

10.52*
Letter Agreement between Abercrombie & Fitch Co. and Stacia Andersen, executed by Abercrombie & Fitch Co. on December 8, 2016, incorporated herein by reference to Exhibit 10.5 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2017 (File No. 001-12107).

10.53*
Form of Agreement entered into between Abercrombie & Fitch Management Co. and each of Joanne C. Crevoiserat and Fran Horowitz as of May 10, 2017, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed on May 12, 2017 (File No. 001-12107).

10.54*
Form of Agreement entered into between Abercrombie & Fitch Management Co. and each of Kristin Scott, Stacia Andersen and Robert E. Bostrom as of May 10, 2017, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to A&F's Current Report on Form 8-K dated and filed on May 12, 2017 (File No. 001-12107).

10.55*
Form of Director and Officer Indemnification Agreement entered into by Abercrombie & Fitch Co. with directors and officers of international subsidiaries and other key individuals on or after May 11, 2017, incorporated herein by reference to Exhibit 10.3 to A&F's Quarterly Report on Form 10-Q/A for the quarterly period ended April 29, 2017 (File No. 001-12107).

10.56*
Summary of Compensation Structure for Non-Associate Directors of Abercrombie & Fitch Co. for Fiscal 2017, incorporated herein by reference to Exhibit 10.4 to A&F's Quarterly Report on Form 10-Q/A for the quarterly period ended April 29, 2017 (File No. 001-12107).

10.57*
Summary of Terms of the Annual Restricted Stock Unit Grants made and to be made to the Non-Associate Directors of Abercrombie & Fitch Co. under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors in Fiscal 2017, incorporated herein by reference to Exhibit 10.5 to A&F's Quarterly Report on Form 10-Q/A for the quarterly period ended April 29, 2017 (File No. 001-12107).

10.58*
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates (as amended effective June 15, 2017), incorporated herein by reference to Exhibit 4.10 to the Registration Statement on Form S-8 (Registration No. 333-218762) of Abercrombie & Fitch Co. filed on June 15, 2017.

10.59*
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors (as amended effective June 15, 2017), incorporated herein by reference to Exhibit 4.10 to the Registration Statement on Form S-8 (Registration No. 333-218761) of Abercrombie & Fitch Co. filed on June 15, 2017.

10.60*
Abercrombie & Fitch Co. Short-Term Cash Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed on June 15, 2017 (File No. 001-12107).

10.61*
Abercrombie & Fitch Co. Long-Term Cash Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.2 to A&F's Current Report on Form 8-K dated and filed on June 15, 2017 (File No. 001-12107).

10.62*
Offer Letter from Abercrombie & Fitch to Scott Lipesky, executed by Mr. Lipesky on August 29, 2017, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed September 6, 2017 (File No. 001-12107).

10.63*
Agreement entered into between Abercrombie & Fitch Management Co. and Scott Lipesky, effective as of September 7, 2017, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2017 (File No. 001-12107).

10.64
Second Amendment to Credit Agreement, dated as of October 19, 2017, among Abercrombie & Fitch Management Co., as lead borrower, the other borrowers and guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders (including, as Annex A thereto, the composite Credit Agreement dated as of August 7, 2014, as amended on September 10, 2015 and as further amended on October 19, 2017), incorporated herein by reference to Exhibit 10.3 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2017 (File No. 001-12107).†

10.65
Confirmation, Ratification and Amendment of Ancillary Loan Documents, made as of October 19, 2017, among Abercrombie & Management Co., for itself and as lead borrower for the other borrowers party thereto, the guarantors party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent, incorporated herein by reference to Exhibit 10.4 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2017 (File No. 001-12107).†

10.66*
Abercrombie & Fitch Co. Associate Stock Purchase Plan (October 1, 2007 Restatement, reflecting amendment and restatement effective as of October 1, 2007 of Associate Stock Purchase Plan which was originally adopted effective July 1, 1998), incorporated herein by reference to Exhibit 10.6 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2017 (File No. 001-12107).

10.67*
Form of Performance Share Award Agreement used to evidence the grant of performance shares to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on or after March 27, 2018.

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
The following materials from A&F’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016; (ii) Consolidated Balance Sheets at February 3, 2018 and January 28, 2017; (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016; (iv) Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016; and (v) Notes to Consolidated Financial Statements.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABERCROMBIE & FITCH CO.

Date: April 2, 2018	By	/s/ Scott Lipesky
Scott Lipesky
Senior Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 2, 2018.

*
Terry L. Burman	Non-Executive Chairman of the Board and Director
/s/ Fran Horowitz
Fran Horowitz	Chief Executive Officer and Director (Principal Executive Officer)
*
Kerrii B. Anderson	Director
*
James B. Bachmann	Director
*
Bonnie R. Brooks	Director
*
Sarah M. Gallagher	Director
*
Michael E. Greenlees	Director
*
Archie M. Griffin	Director
/s/ Scott Lipesky
Scott Lipesky	Senior Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)
*
Arthur C. Martinez	Director
*
Charles R. Perrin	Director

*
The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this Annual Report on Form 10-K as Exhibit 24.1, in the capacities as indicated and on April 2, 2018.

By	/s/ Scott Lipesky
Scott Lipesky
Attorney-in-fact