Form 10-Q
period 2018-05-05
ABERCROMBIE & FITCH CO /DE/
filed 2018-06-08
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2018
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at June 5, 2018
$.01 Par Value	67,790,465 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Net sales	$730,899	$661,099
Cost of sales, exclusive of depreciation and amortization	288,554	262,174
Gross profit	442,345	398,925
Stores and distribution expense	361,155	359,929
Marketing, general and administrative expense	124,897	109,893
Asset impairment	1,056	730
Other operating income, net	(2,560)	(1,686)
Operating loss	(42,203)	(69,941)
Interest expense, net	3,018	4,120
Loss before taxes	(45,221)	(74,061)
Income tax benefit	(3,713)	(13,052)
Net loss	(41,508)	(61,009)
Less: Net income attributable to noncontrolling interests	953	691
Net loss attributable to A&F	$(42,461)	$(61,700)

Net loss per share attributable to A&F
Basic	$(0.62)	$(0.91)
Diluted	$(0.62)	$(0.91)

Weighted-average shares outstanding
Basic	68,500	68,073
Diluted	68,500	68,073

Dividends declared per share	$0.20	$0.20

Other comprehensive income
Foreign currency translation, net of tax	$(8,339)	$5,607
Derivative financial instruments, net of tax	12,260	(4,600)
Other comprehensive income	3,921	1,007
Comprehensive loss	(37,587)	(60,002)
Less: Comprehensive income attributable to noncontrolling interests	953	691
Comprehensive loss attributable to A&F	$(38,540)	$(60,693)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)
(Unaudited)

	May 5, 2018	February 3, 2018
Assets
Current assets:
Cash and equivalents	$591,960	$675,558
Receivables	72,795	79,724
Inventories	405,107	424,393
Other current assets	104,806	84,863
Total current assets	1,174,668	1,264,538
Property and equipment, net	709,007	738,182
Other assets	327,844	322,972
Total assets	$2,211,519	$2,325,692
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$166,577	$168,868
Accrued expenses	262,964	308,601
Short-term portion of deferred lease credits	19,269	19,751
Income taxes payable	12,784	10,326
Total current liabilities	461,594	507,546
Long-term liabilities:
Long-term portion of deferred lease credits	73,660	75,648
Long-term portion of borrowings, net	249,962	249,686
Leasehold financing obligations	48,955	50,653
Other liabilities	188,502	189,688
Total long-term liabilities	561,079	565,675
Stockholders’ equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of May 5, 2018 and February 3, 2018	1,033	1,033
Paid-in capital	399,860	406,351
Retained earnings	2,356,880	2,420,552
Accumulated other comprehensive loss, net of tax	(91,133)	(95,054)
Treasury stock, at average cost: 35,484 and 35,105 shares at May 5, 2018 and February 3, 2018, respectively	(1,488,373)	(1,490,503)
Total Abercrombie & Fitch Co. stockholders’ equity	1,178,267	1,242,379
Noncontrolling interests	10,579	10,092
Total stockholders’ equity	1,188,846	1,252,471
Total liabilities and stockholders’ equity	$2,211,519	$2,325,692

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Operating activities
Net loss	$(41,508)	$(61,009)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	47,647	48,789
Asset impairment	1,056	730
Loss on disposal	1,239	2,378
Amortization of deferred lease credits	(5,040)	(5,325)
Benefit from deferred income taxes	(12,290)	(15,100)
Share-based compensation	4,783	4,880
Changes in assets and liabilities
Inventories	11,444	1,316
Accounts payable and accrued expenses	(32,186)	(62,120)
Lessor construction allowances	1,778	2,940
Income taxes	2,526	(634)
Long-term lease deposits	1,469	(41)
Other assets	2,655	8,497
Other liabilities	256	(9,433)
Net cash used for operating activities	(16,171)	(84,132)
Investing activities
Purchases of property and equipment	(23,700)	(32,081)
Proceeds from sale of property and equipment	—	203
Net cash used for investing activities	(23,700)	(31,878)
Financing activities
Purchase of treasury stock	(18,670)	—
Dividends paid	(13,642)	(13,554)
Other financing activities	(5,176)	(551)
Net cash used for financing activities	(37,488)	(14,105)
Effect of exchange rates on cash	(5,914)	4,497
Net decrease in cash and equivalents, and restricted cash	(83,273)	(125,618)
Cash and equivalents, and restricted cash, beginning of period	697,955	567,632
Cash and equivalents, and restricted cash, end of period	$614,682	$442,014
Significant non-cash investing activities
Change in accrual for construction in progress	$1,658	$(4,297)
Supplemental information
Cash paid for interest	$3,492	$3,391
Cash paid for income taxes	$6,683	$3,550
Cash received from income taxes	$6,762	$186

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Nature of Business

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a global, multi-brand, specialty retailer, which primarily sells its products through its wholly-owned store and direct-to-consumer channels, as well as through various third-party wholesale, franchise and licensing arrangements. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids under the Hollister, Abercrombie & Fitch and abercrombie kids brands. The Company has operations in North America, Europe, Asia and the Middle East.

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include historical financial statements of, and transactions applicable to, the Company and reflect its assets, liabilities, results of operations and cash flows.

The Company has interests in a United Arab Emirates business venture and in a Kuwait business venture with Majid al Futtaim Fashion L.L.C. (“MAF”), each of which meets the definition of a variable interest entity (“VIE”). The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the operating results, assets and liabilities of these VIEs, with MAF’s portion of net income presented as net income attributable to noncontrolling interests (“NCI”) on the Condensed Consolidated Statements of Operations and Comprehensive Loss and MAF’s portion of equity presented as NCI in the Consolidated Balance Sheets.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. All references herein to “Fiscal 2018” and “Fiscal 2017” represent the fifty-two week fiscal year ending on February 2, 2019 and the fifty-three week fiscal year ended on February 3, 2018, respectively.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of May 5, 2018, and for the thirteen-week periods ended May 5, 2018 and April 29, 2017, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2017 filed with the SEC on April 2, 2018. The February 3, 2018 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2018.

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
Standards adopted
ASU 2014-09, Revenue from Contracts with Customers
This update superseded the revenue recognition guidance in ASC 605, Revenue Recognition. The new guidance requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services.
February 4, 2018
The Company adopted this guidance and all related amendments using the modified retrospective method, and applied the standard to contracts that were not complete as of the adoption date. Comparative period information has not been restated and continues to be reported under the account standards in effect for those periods. This guidance primarily impacts the classification and timing of the recognition of the Company's gift card breakage and timing of direct-to-consumer revenue. Adoption of this guidance had an immaterial impact on net loss attributable to A&F in the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss.

The cumulative effect of applying the new standard on the Condensed Consolidated Balance Sheets as of May 5, 2018 was recognized as an adjustment to the opening balance of retained earnings, increasing beginning retained earnings by $6.9 million, with corresponding reductions in accrued expenses, inventories, and other assets of $4.7 million, $6.4 million, and $2.2 million, respectively, and increases to receivables and other current assets of $6.4 million and $4.4 million, respectively.

In accordance with the new guidance, expected gift card breakage is now recognized as net sales as gift cards are redeemed. Previously, gift card breakage was recognized as other operating income when the Company determined that the likelihood of redemption was remote. Under the new guidance, direct-to-consumer revenue is recognized when control is passed to the customer, typically upon shipment or pick-up of goods. Previously, direct-to-consumer revenue was recognized upon customer acceptance, which typically occurred upon the customer's possession of the merchandise. The Company does not expect this guidance to have a material impact on store, direct-to-consumer, wholesale, franchise or license revenues on an ongoing basis.

The Company's revenue recognition accounting policies are discussed further in this Note 1 under “Revenue Recognition.”

ASU 2016-18, Statement of Cash Flows
This update amends the guidance in ASC 230, Statement of Cash Flows. The new guidance requires an entity to show the changes in total cash, cash equivalents and restricted cash in the statement of cash flows. Consequently, an entity is no longer required to present transfers between cash and equivalents and restricted cash.
February 4, 2018
The Company adopted this guidance under the retrospective method. For the thirteen weeks ended April 29, 2017, adoption of this guidance resulted in a $0.1 million increase to net cash used for operating activities and increases of $20.4 million and $20.6 million to beginning and ending cash and equivalents, and restricted cash, respectively. In addition, captions have been updated in the Condensed Consolidated Statements of Cash Flows to reflect the inclusion of restricted cash. Restricted cash is classified as other assets on the Condensed Consolidated Balance Sheets, as was the case at year-end.

Standards not yet adopted
ASU 2016-02, Leases
This update supersedes the leasing guidance in ASC 840, Leases. The new guidance requires an entity to recognize lease assets and lease liabilities on the balance sheet and disclose key leasing information that depicts the lease rights and obligations of an entity.
February 3, 2019*
The Company expects that this guidance will result in a material increase in the Company’s long-term assets and long-term liabilities on the Company’s Condensed Consolidated Balance Sheets, and is currently evaluating additional impacts that this guidance may have on its consolidated financial statements. The Company will not be early adopting this guidance.

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
*    Early adoption is permitted.

The Company's significant accounting policies as of May 5, 2018 have not changed materially from those disclosed in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2017, with the exception of those discussed below:

Revenue recognition

The Company recognizes revenue from product sales when control of the good is transferred to the customer, generally upon pick up at, or shipment from, a Company location.

The Company provides shipping and handling services to customers in certain direct-to-consumer transactions. Revenue associated with the related shipping and handling obligations is deferred until the obligation is fulfilled, typically upon the customer’s receipt of the merchandise. The related shipping and handling costs are classified in stores and distribution expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Revenue is recorded net of estimated returns, associate discounts, promotions and other similar customer incentives. The Company estimates reserves for sales returns based on historical experience among other factors. The sales return reserve is classified in accrued expenses on the Condensed Consolidated Balance Sheets.

The Company accounts for gift cards sold to customers by recognizing an unearned revenue liability at the time of sale, which remains until income from gift cards not expected to be redeemed, referred to as gift card breakage, is recognized as revenue proportionally with gift card redemptions. Gift cards sold to customers do not expire or lose value over periods of inactivity and the Company is not required by law to escheat the value of unredeemed gift cards to the jurisdictions in which it operates.

The Company also maintains loyalty programs, which primarily provides customers with the opportunity to earn points toward future merchandise discount rewards with qualifying purchases. The Company accounts for expected future reward redemptions by recognizing an unearned revenue liability when customers reach certain point thresholds, which remains until revenue is recognized at the earlier of redemption or expiration.

Unearned revenue liabilities are primarily recorded when prepayments for future merchandise are received through gift card purchases or when loyalty rewards are earned by a customer in a sales transaction, and are classified in accrued expenses on the Condensed Consolidated Balance Sheets and are typically recognized as revenue within a 12-month period. Unearned revenue liabilities as of the beginning of the period and May 5, 2018 were approximately $38.7 million and $36.0 million, respectively, which included an adjustment related to the adoption of new revenue recognition standards that decreased the beginning of period balance $6.2 million. During the thirteen weeks ended May 5, 2018, the Company recognized revenue of approximately $21.0 million related to previous deferrals of revenue resulting from the Company’s gift cards and loyalty programs.

The Company also recognizes revenue under wholesale arrangements, which is generally recognized upon shipment, when control passes to the wholesale partner. Revenue from the Company’s franchise and license arrangements, primarily royalties earned upon sale of merchandise, is generally recognized at the time merchandise is sold to the franchisees’ retail customers.

All revenues are recognized in net sales in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For discussion on the disaggregation of revenue, refer to Note 9, “SEGMENT REPORTING.” The Company does not include tax amounts collected from customers on behalf of third parties, including sales and indirect taxes, in net sales.

2. NET LOSS PER SHARE

Net loss per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of Class A Common Stock (“Common Stock”).

Additional information pertaining to net income per share attributable to A&F is as follows:

	Thirteen Weeks Ended
(in thousands)	May 5, 2018	April 29, 2017
Shares of Common Stock issued	103,300	103,300
Weighted-average treasury shares	(34,800)	(35,227)
Weighted-average — basic shares	68,500	68,073
Dilutive effect of share-based compensation awards	—	—
Weighted-average — diluted shares	68,500	68,073
Anti-dilutive shares (1)	4,599	5,263

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution within it of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were as follows:

	Assets and Liabilities at Fair Value as of May 5, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Trust-owned life insurance policies (at cash surrender value)	$—	$103,544	$—	$103,544
Money market funds	60,367	—	—	60,367
Derivative financial instruments	—	6,078	—	6,078
Total assets	$60,367	$109,622	$—	$169,989

Liabilities:
Derivative financial instruments	$—	$1,166	$—	$1,166
Total liabilities	$—	$1,166	$—	$1,166

	Assets and Liabilities at Fair Value as of February 3, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Trust-owned life insurance policies (at cash surrender value)	$—	$102,784	$—	$102,784
Money market funds	330,649	—	—	330,649
Derivative financial instruments	—	37	—	37
Total assets	$330,649	$102,821	$—	$433,470

Liabilities:
Derivative financial instruments	$—	$9,147	$—	$9,147
Total liabilities	$—	$9,147	$—	$9,147

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

The carrying amount and fair value of the Company’s borrowings under the term loan facility were as follows:

(in thousands)	May 5, 2018	February 3, 2018
Gross borrowings outstanding, carrying amount	$253,250	$253,250
Gross borrowings outstanding, fair value	$254,516	$253,250

No borrowings were outstanding under the Company’s senior secured revolving credit facility as of May 5, 2018 or February 3, 2018.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	May 5, 2018	February 3, 2018
Property and equipment, at cost	$2,799,842	$2,821,709
Less: Accumulated depreciation and amortization	(2,090,835)	(2,083,527)
Property and equipment, net	$709,007	$738,182

The Company incurred store asset impairment charges of $1.1 million and $0.7 million for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively, primarily related to certain of the Company’s international Abercrombie & Fitch flagship stores.

The Company had $37.0 million and $38.7 million of construction project assets in property and equipment, net at May 5, 2018 and February 3, 2018, respectively, related to the construction of buildings in certain lease arrangements where the Company is deemed to be the owner of the construction project.

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

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. The Act makes broad and significantly complex changes to the U.S. corporate income tax system by, among other things: reducing the U.S. federal corporate income tax rate from 35% to 21%; transitioning U.S. international taxation to a modified territorial tax system; and imposing a mandatory one-time deemed repatriation tax, payable over eight years, on accumulated undistributed foreign subsidiary earnings and profits as of December 31, 2017. The Company recognized provisional discrete net tax charges of $19.9 million related to the enactment of the Act in the fourth quarter of Fiscal 2017. Given the significant changes resulting from and complexities associated with the Act, the estimated financial impacts in Fiscal 2017 and Fiscal 2018 are provisional and assessed as of May 22, 2018, and as of this date the Company had not recognized any adjustments to the provisional amounts recognized in the fourth quarter of Fiscal 2017. The ultimate outcome may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the Act. Provisional amounts are expected to be finalized after the Company’s Fiscal 2017 U.S. corporate income tax return is filed in the fourth quarter of Fiscal 2018, but no later than one year from the enactment of the Act.

Other
The Company incurred $8.2 million and $9.3 million of discrete non-cash income tax charges for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively, related to the expiration of certain share-based compensation awards, recognized in income tax benefit due to changes in share-based compensation accounting standards adopted by the Company in the first quarter of Fiscal 2017.

6. SHARE-BASED COMPENSATION

The Company recognized share-based compensation expense of $4.8 million and $4.9 million for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively. The Company recognized tax benefits associated with share-based compensation expense of $0.9 million and $1.9 million for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the thirteen weeks ended May 5, 2018:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at February 3, 2018	2,520,160	$15.35	690,174	$11.82	383,980	$16.50
Granted	674,690	21.68	142,008	21.31	142,014	33.69
Adjustments for performance achievement	—	—	(43,999)	20.10	(36,817)	19.04
Vested	(599,888)	17.96	—	—	(7,185)	19.04
Forfeited	(105,827)	13.21	(6,687)	9.11	(6,688)	11.79
Unvested at May 5, 2018 (1)	2,489,135	$16.51	781,496	$13.10	475,304	$21.47

(1)
Includes 562,435 unvested service-based restricted stock units subject to vesting requirement related to the achievement of certain performance metrics, such as operating income and net income, for the fiscal year immediately preceding the vesting date. Holders of these restricted stock units have the opportunity to earn back one or more installments of the award if the cumulative performance requirements are met in a subsequent year. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can achieve up to 200% of their target vesting amount and are reflected at 100% of their target vesting amount in the table above.

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

Service-based restricted stock units are expensed on a straight-line basis over the total awards’ requisite service period. Performance-based restricted stock units subject to graded vesting are expensed on an accelerated attribution basis. Performance share award expense is primarily recognized in the performance period of the awards’ requisite service period. Market-based restricted stock units without graded vesting features are expensed on a straight-line basis over the requisite service period. Compensation expense for stock options and stock appreciation rights is recognized on a straight-line basis over the awards’ requisite service period, net of forfeitures. The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures. Unrecognized compensation expense presented excludes the effect of potential forfeitures, and will be adjusted for actual forfeitures as they occur.

As of May 5, 2018, there was $34.4 million, $7.5 million and $7.2 million of total unrecognized compensation cost related to service-based, performance-based and market-based restricted stock units, respectively. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 18 months, 14 months and 15 months for service-based, performance-based and market-based restricted stock units, respectively.

The actual tax benefit realized for tax deductions related to the issuance of shares associated with restricted stock unit vesting was $3.4 million and $2.1 million for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively.

Additional information pertaining to restricted stock units for the thirteen weeks ended May 5, 2018 and April 29, 2017 follows:

(in thousands)	May 5, 2018	April 29, 2017
Service-based restricted stock units:
Total grant date fair value of awards granted	$14,627	$13,540
Total grant date fair value of awards vested	$10,774	$13,457

Performance-based restricted stock units:
Total grant date fair value of awards granted	$3,026	$4,774
Total grant date fair value of awards vested	$—	$—

Market-based restricted stock units:
Total grant date fair value of awards granted	$4,784	$2,793
Total grant date fair value of awards vested	$137	$—

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the thirteen weeks ended May 5, 2018 and April 29, 2017 were as follows:

	May 5, 2018	April 29, 2017
Grant date market price	$23.59	$11.43
Fair value	$33.69	$11.79
Assumptions:
Price volatility	54%	47%
Expected term (years)	2.9	2.9
Risk-free interest rate	2.4%	1.5%
Dividend yield	3.4%	7.0%
Average volatility of peer companies	37.4%	35.2%
Average correlation coefficient of peer companies	0.2709	0.2664

Stock Appreciation Rights

The following table summarizes stock appreciation rights activity for the thirteen weeks ended May 5, 2018:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at February 3, 2018	3,010,720	$49.35
Granted	—	—
Exercised	(41,653)	22.24
Forfeited or expired	(1,609,646)	54.69
Outstanding at May 5, 2018	1,359,421	$44.00	$1,043,513	3.6
Stock appreciation rights exercisable at May 5, 2018	1,235,825	$45.87	$734,472	3.3
Stock appreciation rights expected to become exercisable in the future as of May 5, 2018	116,408	$25.46	$284,639	6.8

As of May 5, 2018, there was $0.7 million of total unrecognized compensation cost related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 6 months.

The grant date fair value of stock appreciation rights that vested during the thirteen weeks ended May 5, 2018 and April 29, 2017 was $0.9 million and $1.9 million, respectively.

Stock Options

The following table summarizes stock option activity for the thirteen weeks ended May 5, 2018:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at February 3, 2018	87,200	$78.20
Granted	—	—
Exercised	—	—
Forfeited or expired	(77,200)	78.65
Outstanding at May 5, 2018	10,000	$74.74	$—	0.0
Stock options exercisable at May 5, 2018	10,000	$74.74	$—	0.0

As of May 5, 2018, there was no unrecognized compensation cost related to currently outstanding stock options.

7. DERIVATIVE INSTRUMENTS

The Company is exposed to risks associated with changes in foreign currency exchange rates and uses derivative instruments, primarily forward contracts, to manage the financial impacts of these exposures. The Company does not use forward contracts to engage in currency speculation and does not enter into derivative financial instruments for trading purposes.

The Company uses derivative instruments, primarily foreign currency exchange forward contracts designated as cash flow hedges, to hedge the foreign currency exchange rate exposure associated with forecasted foreign-currency-denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated intercompany receivables. Fluctuations in foreign currency exchange rates will either increase or decrease the Company’s intercompany equivalent cash flows and affect the Company’s U.S. Dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed upon settlement date. These foreign currency exchange forward contracts typically have a maximum term of twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in accumulated other comprehensive loss (“AOCL”). Substantially all of the unrealized gains or losses related to designated cash flow hedges as of May 5, 2018 will be recognized in cost of sales, exclusive of depreciation and amortization over the next twelve months.

The Company presents its derivative assets and derivative liabilities at their gross fair values on the Condensed Consolidated Balance Sheets. However, the Company’s derivative contracts allow net settlements under certain conditions.

As of May 5, 2018, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory sales, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount (1)
Euro	$158,613
British pound	$68,633
Canadian dollar	$30,812
Japanese yen	$14,074

(1)	Amounts reported are the U.S. Dollar notional amounts outstanding as of May 5, 2018.

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

As of May 5, 2018, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge foreign-currency-denominated net monetary assets/liabilities:

(in thousands)	Notional Amount (1)
Euro	$14,525
Canadian dollar	$4,768
Japanese yen	$3,342

(1)	Amounts reported are the U.S. Dollar notional amounts outstanding as of May 5, 2018.

The location and amounts of derivative fair values on the Condensed Consolidated Balance Sheets as of May 5, 2018 and February 3, 2018 were as follows:

(in thousands)	Location	May 5, 2018	February 3, 2018	Location	May 5, 2018	February 3, 2018
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts		$5,924	$37		$1,151	$9,108
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts		$154	$—		$15	$39
Total	Other current assets	$6,078	$37	Accrued expenses	$1,166	$9,147

Refer to Note 3, “FAIR VALUE,” for further discussion of the determination of the fair value of derivative instruments.

The location and amounts of derivative gains and losses for the thirteen weeks ended May 5, 2018 and April 29, 2017 on the Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

		Thirteen Weeks Ended
		May 5, 2018	April 29, 2017
(in thousands)	Location	Gain (Loss)	Gain (Loss)
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other operating income, net	$2,702	$28

	Effective Portion					Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain (Loss) Recognized in AOCL on Derivative Contracts (1)		Location of Gain (Loss) Reclassified from AOCL into Earnings	Amount of Gain (Loss) Reclassified from AOCL into Earnings (2)		Location of Gain Recognized in Earnings on Derivative Contracts	Amount of Gain Recognized in Earnings on Derivative Contracts (3)
Thirteen Weeks Ended
(in thousands)	May 5, 2018	April 29, 2017		May 5, 2018	April 29, 2017		May 5, 2018	April 29, 2017
Derivatives in cash flow hedging relationships:
Foreign currency exchange forward contracts	$8,607	$(1,373)	Cost of sales, exclusive of depreciation and amortization	$(5,072)	$3,535	Other operating income, net	$1,370	$528

(1)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(2)	The amount represents the reclassification from AOCL into earnings when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(3)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss for the thirteen weeks ended May 5, 2018 was as follows:

	Thirteen Weeks Ended May 5, 2018
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 3, 2018	$(84,947)	$(10,107)	$(95,054)
Other comprehensive (loss) income before reclassifications	(8,339)	8,607	268
Reclassified from accumulated other comprehensive loss (1)	—	5,072	5,072
Tax effect	—	(1,419)	(1,419)
Other comprehensive income	(8,339)	12,260	3,921
Ending balance at May 5, 2018	$(93,286)	$2,153	$(91,133)

(1)
For the thirteen weeks ended May 5, 2018, a loss was reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

The activity in accumulated other comprehensive loss for the thirteen weeks ended April 29, 2017 was as follows:

	Thirteen Weeks Ended April 29, 2017
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 28, 2017	$(126,127)	$4,825	$(121,302)
Other comprehensive income (loss) before reclassifications	5,607	(1,373)	4,234
Reclassified from accumulated other comprehensive loss (1)	—	(3,535)	(3,535)
Tax effect	—	308	308
Other comprehensive income	5,607	(4,600)	1,007
Ending balance at April 29, 2017	$(120,520)	$225	$(120,295)

(1)
For the thirteen weeks ended April 29, 2017, a gain was reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

9. SEGMENT REPORTING

The Company’s two operating segments are brand-based: Hollister and Abercrombie, the latter of which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. These operating segments have similar economic characteristics, classes of consumers, products, and production and distribution methods, operate in the same regulatory environments, and have been aggregated into one reportable segment. Amounts shown below include net sales from wholesale, franchise and licensing operations, which are not a significant component of total revenue, and are aggregated within their respective areas.

The Company’s net sales by operating segment for the thirteen weeks ended May 5, 2018 and April 29, 2017 were as follows:

	Thirteen Weeks Ended
(in thousands)	May 5, 2018	April 29, 2017
Hollister	$423,628	$374,677
Abercrombie	307,271	286,422
Total	$730,899	$661,099

The Company’s net sales by geographic area for the thirteen weeks ended May 5, 2018 and April 29, 2017 were as follows:

	Thirteen Weeks Ended
(in thousands)	May 5, 2018	April 29, 2017
United States	$449,126	$409,068
Europe	169,660	154,984
Other	112,113	97,047
Total	$730,899	$661,099

10. CONTINGENCIES

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes estimated liabilities for the outcome of litigation where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts. As of May 5, 2018, the Company had accrued charges for legal contingencies, including the certain legal matters detailed below, of approximately $23 million, which are classified within other current liabilities on the accompanying Condensed Consolidated Balance Sheet. The estimated liability represents what the Company believes to be reasonable estimates of the loss exposures related to its legal matters. Actual liabilities may differ from the amounts recorded, due to uncertainties regarding final settlement agreement negotiations, actual claims rate experience, court approvals and the terms of any approval by the courts, and there can be no assurance that final resolution of legal matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company may be subject to estimated incremental losses of as much as approximately $20 million. There are certain claims and legal proceedings pending against the Company for which accruals have not been established.

Certain Legal Matters

The Company is a defendant in two separate class action lawsuits filed by former associates of the Company who are represented by the same counsel. The first lawsuit, filed in 2013, alleges failure to indemnify business expenses and a series of derivative claims for compelled patronization, inaccurate wage statements, waiting time penalties, minimum wage violations and unfair competition under California state law on behalf of all non-exempt hourly associates at Abercrombie & Fitch, abercrombie kids, Hollister and Gilly Hicks stores in California. Four subclasses of associates were certified, and the matter was before a U.S. District Court of California. The second lawsuit, filed in 2015, alleges that associates were required to purchase uniforms without reimbursement in violation of federal law, and laws of the states of New York, Florida and Massachusetts, as well as derivative putative state law claims and seeks to pursue such claims on a class and collective basis. On December 12, 2017, a U.S. District Court of California granted the parties’ stipulation to transfer the first lawsuit pending and combine it with the second lawsuit then pending before a U.S. District Court of Ohio.

Both matters were mediated and the parties signed a $25.0 million claims-made settlement agreement which, subject to final approval by a U.S. District Court of Ohio, is intended to result in a full and final settlement of all claims in both lawsuits on a class-wide basis.  On February 16, 2018, a U.S. District Court of Ohio granted preliminary approval of the proposed settlement and ordered that notice of the proposed settlement be given to the absent members of the settlement class. The ultimate settlement amount is dependent upon the actual claims made by members of the class and is also subject to final approval by the U.S. District Court of Ohio. A final approval hearing is set to occur in the third quarter of Fiscal 2018.

In addition to the matters discussed above, the Company is a defendant in certain other class action lawsuits filed by former associates of the Company. These lawsuits allege non-exempt hourly associates of the Company were not properly compensated, in violation of federal and California law, for call-in practices requiring associates to engage in certain pre-shift activities in order to determine whether they should report to work and the Company’s alleged failure to pay reporting time pay and all wages earned at termination. In addition, these lawsuits include derivative claims alleging inaccurate wage statements and unfair competition under California state law on behalf of non-exempt hourly associates. One of these lawsuits was mediated and the parties involved have reached a framework for settling the case on a class-wide basis through a proposed settlement agreement, subject to a final settlement agreement, which will require approval by a court of competent jurisdiction. These lawsuits are currently assigned to the same judge in a U.S. District Court of California.

There can be no absolute assurance that settlements will be finalized or approved or of the ultimate outcomes of the litigations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

BUSINESS SUMMARY

The Company is a global, multi-brand specialty retailer that primarily sells its products through its wholly-owned store and direct-to-consumer channels, as well as through various third-party wholesale, franchise and licensing arrangements. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids under the Hollister, Abercrombie & Fitch and abercrombie kids brands. The Company has operations in North America, Europe, Asia and the Middle East.

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2018” represent the fifty-two-week fiscal year that will end on February 2, 2019, and to “Fiscal 2017” represent the fifty-three-week fiscal year that ended February 3, 2018.

Due to the seasonal nature of the retail apparel industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

SUMMARY RESULTS OF OPERATIONS

The table below summarizes the Company’s results of operations and reconciles financial measures determined in accordance with accounting principles generally accepted in the U.S. (“GAAP”) to non-GAAP financial measures for the thirteen weeks ended May 5, 2018 and April 29, 2017. Additional discussion about why the Company believes that these non-GAAP financial measures are useful to investors is provided below under “NON-GAAP FINANCIAL MEASURES.”

	Thirteen Weeks Ended
	May 5, 2018			April 29, 2017
(in thousands, except change in net sales, change in comparable sales, gross profit rate and per share amounts)	GAAP	Excluded Items (1)	Non-GAAP	GAAP	Non-GAAP
Net sales	$730,899			$661,099
Change in net sales	11%			(4)%
Change in comparable sales (2)			5%		(3)%
Gross profit rate	60.5%			60.3%
Operating loss	$(42,203)	$(5,600)	$(36,603)	$(69,941)
Net loss attributable to A&F	$(42,461)	$(4,059)	$(38,402)	$(61,700)
Net loss per diluted share attributable to A&F	$(0.62)	$(0.06)	$(0.56)	$(0.91)

(1)	Refer to “RESULTS OF OPERATIONS” in “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” for details on excluded items.

(2)
Comparable sales are calculated on a constant currency basis. Due to the calendar shift resulting from the 53rd week in Fiscal 2017, comparable sales for the 13 weeks ended May 5, 2018 are compared to the 13 weeks ended May 6, 2017. Refer to “NON-GAAP FINANCIAL MEASURES” in “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” for further details on the comparable sales calculation.

As of May 5, 2018, the Company had $592.0 million in cash and equivalents, and $253.3 million in gross borrowings outstanding under its term loan facility. Net cash used for operating activities was $16.2 million for the thirteen weeks ended May 5, 2018. The Company used cash of $23.7 million for capital expenditures, $13.6 million to pay dividends and $18.7 million to repurchase approximately 0.8 million shares of A&F’s Common Stock in the open market during the thirteen weeks ended May 5, 2018.

As of February 3, 2018, the Company had $675.6 million in cash and equivalents, and $253.3 million in gross borrowings outstanding under its term loan facility. Net cash used for operating activities was $84.1 million for the thirteen weeks ended April 29, 2017. The Company used cash of $32.1 million for capital expenditures and $13.6 million to pay dividends during the thirteen weeks ended April 29, 2017.

CURRENT TRENDS AND OUTLOOK

We are pleased with our performance across all brands, with the consistent execution of our playbooks delivering a solid quarter of sales growth, and bottom-line improvement. Results exceeded our expectations driven by a 11% increase in net sales, with a 5% increase in comparable sales, gross margin expansion, and 460 basis points of operating expense leverage. Hollister continued to drive strong sales growth across channels and geographies and Abercrombie built momentum with another quarter of positive comparable sales led by strength in North America.

Our efforts are focused on transforming our operating model to deliver an improved customer experience, with strategic investments in omnichannel experience, marketing, and tools and technology to strengthen our execution and customer engagement. We are off to a strong start in Fiscal 2018 and we are committed to delivering top and bottom line growth, as we work towards our goal of being a leading global omnichannel apparel retailer.

For Fiscal 2018, we expect:

•	Comparable sales to be up in the range of 2% to 4%.

•
Net sales to be up in the range of 2% to 4%, with net sales in the second quarter to be up high-single digits, including benefits from changes in foreign currency exchange rates based on third-party consensus estimates and the calendar shift.

–
The calendar shift and the loss of Fiscal 2017’s 53rd week to adversely impact net sales by approximately $40 million, with benefits to first quarter and second quarter net sales of approximately $10 million and $30 million, respectively, to be more than offset by adverse impacts to third quarter and fourth quarter net sales of approximately $20 million and $60 million, respectively.

•	A gross profit rate up slightly from the Fiscal 2017 rate of 59.7%.

•
GAAP operating expense, including certain legal charges of $5.6 million, lease termination charges of $3.9 million and volume-related expenses from higher sales, to be up approximately 2% from Fiscal 2017 adjusted operating expense of $2 billion. For the second quarter, operating expense is expected to be up mid-single digits from Fiscal 2017 adjusted operating expense of $479 million.

•	A weighted average fully-diluted share count of approximately 70 million shares, excluding the effect of potential share buybacks.

In addition, we expect to end the second quarter of Fiscal 2018 with inventory up low-single digits.

For Fiscal 2018, we expect the full year effective tax rate to be in the mid-30s, including discrete non-cash income tax charges of approximately $9 million related to share-based compensation accounting standards that went into effect in Fiscal 2017, of which approximately $8 million was recognized during the first quarter. For the remainder of the year, we expect the effective tax rate to be in the mid-to-upper 20s.

With regard to capital allocation, we are targeting capital expenditures to be in the range of $135 million to $140 million for the full year, which are expected to include approximately $85 million for store updates and new stores and between $50 million to $55 million for direct-to-consumer and omnichannel investments, information technology and other projects.

We plan to open 22 full-price stores in Fiscal 2018, including 13 Hollister and nine Abercrombie stores. In addition, we expect to remodel 32 stores to the new prototype format and right-size 17 stores to the new, smaller square-foot prototype formats. We also anticipate closing up to 60 stores in the U.S. during Fiscal 2018 through natural lease expirations.

STORE ACTIVITY

Store count and gross square footage by brand and geography for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively, were as follows:

	Hollister (1)		Abercrombie (2)		Total
	United States	International	United States	International	United States	International
February 3, 2018	394	144	285	45	679	189
New	1	—	—	—	1	—
Closed	—	—	—	—	—	—
May 5, 2018	395	144	285	45	680	189
Gross square footage (in thousands):
May 5, 2018	2,685	1,200	2,206	619	4,891	1,819

	Hollister (1)		Abercrombie (2)		Total
	United States	International	United States	International	United States	International
January 28, 2017	398	145	311	44	709	189
New	1	—	2	—	3	—
Closed	(2)	—	(5)	(1)	(7)	(1)
April 29, 2017	397	145	308	43	705	188
Gross square footage (in thousands):
April 29, 2017	2,717	1,216	2,396	610	5,113	1,826

(1)
Excludes six international franchise stores as of May 5, 2018, five international franchise stores as of February 3, 2018 and April 29, 2017, and three international franchise stores as of January 28, 2017.

(2)
Includes Abercrombie & Fitch and abercrombie kids brands. Excludes six international franchise stores as of May 5, 2018, four international franchise stores as of February 3, 2018, three international franchise stores as of April 29, 2017, and one international franchise store as of January 28, 2017.

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q includes discussion of certain financial measures under “RESULTS OF OPERATIONS” on both a GAAP and a non-GAAP basis. The Company believes that each of the non-GAAP financial measures presented in this “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” is useful to investors as it provides a measure of the Company’s operating performance excluding the effect of certain items that the Company believes do not reflect its future operating outlook, and therefore supplements investors’ understanding of comparability of operations across periods. Management used these non-GAAP financial measures during the periods presented to assess the Company’s performance and to develop expectations for future operating performance. These non-GAAP financial measures should be used as a supplement to, not as an alternative to, the Company’s GAAP financial results, and may not be calculated in the same manner as similar measures presented by other companies.

The Company provides certain financial information on a constant currency basis to enhance investors’ understanding of underlying business trends and operating performance by removing the impact of foreign currency exchange rate fluctuations. The effect from foreign currency exchange rates, calculated on a constant currency basis, is determined by applying the current period’s foreign currency exchange rates to the prior year’s results and is net of the year-over-year impact from hedging.

In addition, the Company provides comparable sales, defined as the aggregate of (1) year-over-year sales for stores that have been open as the same brand at least one year and whose square footage has not been expanded or reduced by more than 20% within the past year, with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuation, and (2) year-over-year direct-to-consumer sales with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuation. Comparable sales excludes revenue other than store and direct-to-consumer sales. Due to the calendar shift in Fiscal 2018, resulting from the 53rd week in Fiscal 2017, comparable sales for the Fiscal 2018 quarterly periods ended May 5, 2018, August 4, 2018, November 3, 2018 and February 2, 2019 are to be compared to the 13 weeks ended May 6, 2017, August 5, 2017, November 4, 2017 and February 3, 2018, respectively. Management uses comparable sales to understand the drivers of net sales year-over-year changes as well as a performance metric for certain performance-based restricted stock units. The Company believes comparable sales is a useful metric as it can assist investors in distinguishing the portion of the Company’s revenue attributable to existing locations from the portion attributable to the opening or closing of stores. The most directly comparable GAAP financial measure is change in net sales.

The impact on net sales from the calendar shift, resulting from the loss of Fiscal 2017’s 53rd week, is the difference between net sales for the 13 weeks ended May 6, 2017, August 5, 2017, November 4, 2017 and February 3, 2018 and reported net sales for the fiscal quarters ended April 29, 2017, July 29, 2017, October 28, 2017 and February 3, 2018, respectively.

The following financial measures are disclosed on a GAAP and on an adjusted non-GAAP basis excluding the following items, as applicable:

Financial measures (1)	Excluded items
Marketing, general and administrative expense	Certain legal charges
Operating loss	Certain legal charges
Net loss and net loss per share attributable to A&F (2)	Certain legal charges; and the tax effect of excluded items

(1)	Certain of these financial measures are also expressed as a percentage of net sales.

(2)
The Company also presents income tax benefit and the effective tax rate on both a GAAP and on an adjusted non-GAAP basis excluding the items listed under “Operating loss,” as applicable, in the table above. The Company computed the tax effect of excluded items as the difference between the tax provision calculation on a GAAP basis and an adjusted non-GAAP basis.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MAY 5, 2018 VERSUS APRIL 29, 2017

Net Sales

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
(in thousands)			$ Change	% Change	Change in Comparable Sales (1)
Hollister	$423,628	$374,677	$48,951	13%	6%
Abercrombie (2)	307,271	286,422	20,849	7%	3%
Total net sales	$730,899	$661,099	$69,800	11%	5%

United States	$449,126	$409,068	$40,058	10%	8%
International	281,773	252,031	29,742	12%	0%
Total net sales	$730,899	$661,099	$69,800	11%	5%

(1)
Comparable sales are calculated on a constant currency basis. Due to the calendar shift resulting from the 53rd week in Fiscal 2017, comparable sales for the 13 weeks ended May 5, 2018 are compared to the 13 weeks ended May 6, 2017. Refer to “NON-GAAP FINANCIAL MEASURES” in “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” for further details on the comparable sales calculation.

(2)	Includes Abercrombie & Fitch and abercrombie kids brands.

For the first quarter of Fiscal 2018, net sales increased 11% as compared to the first quarter of Fiscal 2017, primarily attributable to a 5% increase in comparable sales, with a 6% increase in comparable sales for Hollister and a 3% increase in comparable sales for Abercrombie. Changes in foreign currency exchange rates and the calendar shift resulting from Fiscal 2017’s 53rd week benefited first quarter of Fiscal 2018 net sales by approximately $25 million, or 4%, and approximately $10 million, or 1%, respectively.

Cost of Sales, Exclusive of Depreciation and Amortization

	Thirteen Weeks Ended
	May 5, 2018		April 29, 2017
(in thousands)		% of Net Sales		% of Net Sales
Cost of sales, exclusive of depreciation and amortization	$288,554	39.5%	$262,174	39.7%

Gross profit	$442,345	60.5%	$398,925	60.3%

For the first quarter of Fiscal 2018, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 20 basis points as compared to the first quarter of Fiscal 2017, including benefits from changes in foreign currency exchange rates of approximately 20 basis points, net of hedging.

Stores and Distribution Expense

	Thirteen Weeks Ended
	May 5, 2018		April 29, 2017
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$361,155	49.4%	$359,929	54.4%

For the first quarter of Fiscal 2018, stores and distribution expense as a percentage of net sales decreased by approximately 500 basis points as compared to the first quarter of Fiscal 2017, primarily due to the leveraging effect from higher net sales and expense reductions, partially offset by $3.9 million of lease termination charges related to the A&F flagship store lease in Copenhagen.

For the first quarter of Fiscal 2018, shipping and handling costs associated with direct-to-consumer operations, including costs incurred to physically move product to the customer and costs to store, move and prepare product for shipment, were $32.2 million as compared to $29.7 million for the first quarter of Fiscal 2017.

Marketing, General and Administrative Expense

	Thirteen Weeks Ended
	May 5, 2018		April 29, 2017
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$124,897	17.1%	$109,893	16.6%
Deduct:
Certain legal charges (1)	(5,600)	(0.8)%	—	0.0%
Adjusted non-GAAP marketing, general and administrative expense	$119,297	16.3%	$109,893	16.6%

(1)	Includes legal charges in connection with a proposed settlement of a class action claim related to alleged wage and hour practices. Refer to Note 10, “CONTINGENCIES.”

For the first quarter of Fiscal 2018, marketing, general and administrative expense as a percentage of net sales increased by approximately 50 basis points as compared to the first quarter of Fiscal 2017, primarily due to $5.6 million of certain legal charges in Fiscal 2018 and increases in marketing and performance-based compensation expenses that more than offset the leveraging effect from increased net sales and expense reduction efforts. Excluding $5.6 million of certain legal charges in Fiscal 2018, first quarter Fiscal 2018 adjusted non-GAAP marketing, general and administrative expense as a percentage of net sales decreased by approximately 30 basis points as compared to the first quarter of Fiscal 2017.

Asset Impairment

For the first quarter of Fiscal 2018 and for the first quarter of Fiscal 2017, the Company incurred store asset impairment charges of $1.1 million and $0.7 million, respectively, primarily related to certain of the Company’s international Abercrombie & Fitch flagship stores.

Other Operating Income, Net

	Thirteen Weeks Ended
	May 5, 2018		April 29, 2017
(in thousands)		% of Net Sales		% of Net Sales
Other operating income, net	$2,560	0.4%	$1,686	0.3%

For the first quarter of Fiscal 2018, other operating income, net as a percentage of net sales increased by approximately 10 basis points as compared to the first quarter of Fiscal 2017, primarily due to higher foreign currency exchange rate related gains, partially offset by a change in classification of gift card breakage which was previously recognized in other operating income, but beginning in Fiscal 2018 is recognized in net sales on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Operating Loss

	Thirteen Weeks Ended
	May 5, 2018		April 29, 2017
(in thousands)		% of Net Sales		% of Net Sales
Operating loss	$(42,203)	(5.8)%	$(69,941)	(10.6)%
Deduct:
Certain legal charges (1)	5,600	0.8%	—	0.0%
Adjusted non-GAAP operating loss	$(36,603)	(5.0)%	$(69,941)	(10.6)%

(1)	Includes legal charges in connection with a proposed settlement of a class action claim related to alleged wage and hour practices. Refer to Note 10, “CONTINGENCIES.”

For the first quarter of Fiscal 2018, operating loss as a percentage of net sales decreased by approximately 480 basis points as compared to the first quarter of Fiscal 2017, primarily driven by the leveraging effect on operating expenses from increased net sales and expense reduction efforts, partially offset by increases in marketing and performance-based compensation expenses. Excluding $5.6 million of certain legal charges in Fiscal 2018, first quarter Fiscal 2018 adjusted non-GAAP operating loss as a percentage of net sales decreased by approximately 560 basis points as compared to the first quarter of Fiscal 2017. Changes in foreign currency exchange rates benefited operating loss by approximately $3 million.

Interest Expense, Net

	Thirteen Weeks Ended
	May 5, 2018		April 29, 2017
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$5,662	0.8%	$5,333	0.8%
Interest income	(2,644)	(0.4)%	(1,213)	(0.2)%
Interest expense, net	$3,018	0.4%	$4,120	0.6%

For the first quarter of Fiscal 2018, interest expense, net was $3.0 million as compared to $4.1 million for the first quarter of Fiscal 2017. In each year, interest expense, net primarily consisted of interest on borrowings outstanding under the Company’s term loan facility, partially offset by realized gains from the trust-owned life insurance policies held in the irrevocable rabbi trust (the “Rabbi Trust”) and interest income earned on the Company’s investments and cash holdings.

Income Tax Benefit

	Thirteen Weeks Ended
	May 5, 2018		April 29, 2017
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax benefit	$(3,713)	8.2%	$(13,052)	17.6%
Deduct:
Tax effect of excluded items (1)	1,541		—
Adjusted non-GAAP income tax benefit	$(2,172)	5.5%	$(13,052)	17.6%

(1)	Refer to “Operating Loss” for details of excluded items. The tax effect of excluded items is the difference between the tax provision calculation on a GAAP basis and an adjusted non-GAAP basis.

For the first quarter of Fiscal 2018, the effective tax rate was 8.2% as compared to 17.6% for the first quarter of Fiscal 2017. In the first quarter of Fiscal 2018 and for the first quarter of Fiscal 2017, the effective tax rate was impacted by discrete non-cash income tax charges of $8.2 million and $9.3 million, respectively, primarily related to the expiration of certain share-based compensation awards. Excluding the tax effect of items presented above under “Operating Loss,” the adjusted non-GAAP effective tax rate for the first quarter of Fiscal 2018 was 5.5%.

Net Loss and Net Loss per Share Attributable to A&F

	Thirteen Weeks Ended
	May 5, 2018		April 29, 2017
(in thousands)		% of Net Sales		% of Net Sales
Net loss attributable to A&F	$(42,461)	(5.8)%	$(61,700)	(9.3)%
Adjusted non-GAAP net loss attributable to A&F (1)	$(38,402)	(5.3)%	$(61,700)	(9.3)%

Net loss per diluted share attributable to A&F	$(0.62)		$(0.91)
Adjusted non-GAAP net loss per diluted share attributable to A&F (1)	$(0.56)		$(0.91)

(1)	Excludes items presented above under “Operating Loss” and “Income Tax Benefit.”

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

As of May 5, 2018, the borrowing base on the Amended ABL Facility was $271.1 million.

The Company uses, in the ordinary course of business, stand-by letters of credit under the Amended ABL Facility. As of May 5, 2018 and June 5, 2018, the Company had not drawn on the Amended ABL Facility, but had outstanding stand-by letters of credit under the Amended ABL Facility of approximately $1.1 million, as of each of these dates. The Company has no other off-balance sheet arrangements.

A&F, through its subsidiary A&F Management as the borrower (with A&F and certain other subsidiaries as guarantors), also entered into a term loan agreement on August 7, 2014, which provides for a term loan facility of $300 million (the “Term Loan Facility” and, together with the Amended ABL Facility, the “Credit Facilities”).

The interest rate on borrowings under the Term Loan Facility was 5.66% as of May 5, 2018.

The Company’s Term Loan debt is presented in the Condensed Consolidated Balance Sheets, net of the unamortized discount and fees. Net borrowings as of May 5, 2018 and February 3, 2018 were as follows:

(in thousands)	May 5, 2018	February 3, 2018
Borrowings, gross at carrying amount	$253,250	$253,250
Unamortized discount	(1,099)	(1,184)
Unamortized fees	(2,189)	(2,380)
Borrowings, net	249,962	249,686
Less: short-term portion of borrowings, net	—	—
Long-term portion of borrowings, net	$249,962	$249,686

The Credit Facilities have not changed materially from that disclosed in Note 11, “BORROWINGS,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2017.

Operating Activities

For the thirteen weeks ended May 5, 2018, net cash used for operating activities was $16.2 million as compared to $84.1 million for the thirteen weeks ended April 29, 2017. The year-over-year change in cash flow associated with operating activities was primarily due to higher cash receipts from increased net sales, increased payments to vendors in the fourth quarter of Fiscal 2017 which resulted in lower cash payments in the first quarter of Fiscal 2018 as compared to the prior year, and lease termination payments in the first quarter of Fiscal 2017 related to the exercise of lease kick-out option for a previous A&F flagship store in Hong Kong. These year-over-year changes were partially offset incentive compensation payments and payments related the Company's transformation initiatives, specifically towards marketing and omnichannel experiences in the first quarter of Fiscal 2018.

Investing Activities

For the thirteen weeks ended May 5, 2018 and April 29, 2017, cash used for investing activities included capital expenditures of $23.7 million and $32.1 million, respectively, primarily for store updates and new stores, as well as direct-to-consumer and omnichannel capabilities and information technology investments.

Financing Activities

For the thirteen weeks ended May 5, 2018, cash used for financing activities consisted primarily of dividend payments of $13.6 million and the repurchase of approximately 0.8 million shares of A&F’s Common Stock in the open market with a market value of approximately $18.7 million. For the thirteen weeks ended April 29, 2017, cash used for financing activities consisted primarily of dividend payments of $13.6 million.

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

To execute on these priorities, the Company relies on excess operating cash flows, which are largely generated in the Fall season, to fund operations throughout the fiscal year and to reinvest in the business to support future growth. The Company also has availability under the Amended ABL Facility as a source of additional funding. Over the next twelve months, the Company’s primary cash requirements will be to fund operating activities, including the acquisition of inventory, and obligations related to compensation, leases, taxes and other operating activities, as well as to fund capital expenditures, marketing initiatives, quarterly dividends to stockholders subject to approval by A&F’s Board of Directors and debt service requirements, including voluntary debt prepayments, or required repayments, if any, based on annual excess cash flows, as defined in the term loan agreement.

The Company may repurchase shares of its Common Stock and, if it were to do so, would anticipate funding such repurchases by utilizing free cash flow generated from operations or proceeds from the Amended ABL Facility. As of May 5, 2018, A&F had the ability to repurchase up to 5.7 million shares as part of the A&F Board of Directors’ previously approved authorization.

Income Taxes

As of May 5, 2018, certain foreign subsidiaries have lent approximately $267.2 million to certain U.S. subsidiaries resulting in
$387.7 million of the Company’s $592.0 million of cash and equivalents being held by U.S. subsidiaries. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or pay dividends to A&F’s stockholders. As a result of the adoption of a modified territorial system under the Act, future earnings from foreign subsidiaries are generally not subject to additional federal tax upon repatriation. Additionally, if funds were to be legally repatriated to the U.S., there could be implications at the state and foreign levels. Because of the complexities associated with the Act, the Company has not fully concluded on its position with respect to reinvestment of foreign earnings and whether its existing international structure for the various jurisdictions is the optimal structure for the future, but expects to complete this assessment in Fiscal 2018.

Capital Expenditures

For Fiscal 2018, the Company expects capital expenditures to be in the range of $135 million to $140 million, primarily for store updates and new stores, as well as direct-to-consumer and omnichannel capabilities and information technology investments.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations consist primarily of operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs. During the thirteen weeks ended May 5, 2018, there were no material changes in the contractual obligations as of February 3, 2018, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

RECENT ACCOUNTING PRONOUNCEMENTS

The Company describes its significant accounting policies in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2017. Refer to Note 1, “BASIS OF PRESENTATION--Recent Accounting Pronouncements” of the Notes to Condensed Consolidated Financial Statements included in “ITEM 1. FINANCIAL STATEMENTS (UNAUDITED),” of this Quarterly Report on Form 10-Q for recent accounting pronouncements, including the dates of adoption or expected dates of adoption, as applicable, and estimated effects on the Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company describes its critical accounting policies and estimates in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” of A&F’s Annual Report on Form 10-K for Fiscal 2017. There have been no other significant changes in critical accounting policies and estimates since the end of Fiscal 2017, except as described in Note 1, “BASIS OF PRESENTATION--Recent Accounting Pronouncements” of the Notes to Condensed Consolidated Financial Statements included in “ITEM 1. FINANCIAL STATEMENTS (UNAUDITED),” of this Quarterly Report on Form 10-Q.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

The following factors, categorized by the primary nature of the associated risk, including the disclosures under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2017, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2018 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:

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

Investment Securities

The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million for each of the thirteen weeks ended May 5, 2018 and April 29, 2017, which are recorded in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Rabbi Trust assets are included in other assets on the Condensed Consolidated Balance Sheets as of May 5, 2018 and February 3, 2018, and are restricted in their use as noted above.

Interest Rate Risks

As of May 5, 2018, the Company has approximately $253.3 million in gross borrowings outstanding under its term loan facility (the “Term Loan Facility”) and no borrowings outstanding under its senior secured revolving credit facility (the “Amended ABL Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The Credit Facilities carry interest rates that are tied to LIBOR, or an alternate base rate, plus a margin. The interest rate on the Term Loan Facility has a 100 basis point LIBOR floor, and assuming no changes in the Company’s financial structure as it stands, an increase in market interest rates of 100 basis points would increase annual interest expense by approximately $2.6 million. This hypothetical analysis for the fifty-two weeks ending February 2, 2019 may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under the Company’s Credit Facilities.

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

A&F and its subsidiaries have exposure to changes in foreign currency exchange rates associated with foreign currency transactions and forecasted foreign currency transactions, including the sale of inventory between subsidiaries and foreign-currency-

denominated assets and liabilities. The Company has established a program that primarily utilizes foreign currency exchange forward contracts to partially offset the risks associated with the effects of certain foreign currency transactions and forecasted transactions. Under this program, increases or decreases in foreign currency exchange rate exposures are partially offset by gains or losses on forward contracts, to mitigate the impact of foreign currency gains or losses. The Company does not use forward contracts to engage in currency speculation. All outstanding foreign currency exchange forward contracts are recorded at fair value at the end of each fiscal period.

The fair value of outstanding foreign currency exchange forward contracts included in other current assets was $6.1 million as of May 5, 2018 and insignificant as of February 3, 2018. The fair value of outstanding foreign currency exchange forward contracts included in other liabilities was $1.2 million and $9.1 million as of May 5, 2018 and February 3, 2018, respectively. Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. The results would decrease derivative contract fair values by approximately $28.7 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair value would be largely offset by the net change in fair values of the underlying hedged items.

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended May 5, 2018. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of May 5, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended May 5, 2018 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes estimated liabilities for the outcome of litigation where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts. As of May 5, 2018, the Company had accrued charges of approximately $23 million for certain legal contingencies, which are classified within other current liabilities on the Condensed Consolidated Balance Sheet included in “ITEM 1. FINANCIAL STATEMENTS (UNAUDITED),” of this Quarterly Report on Form 10-Q. Actual liabilities may differ from the amounts recorded, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There are certain claims and legal proceedings pending against the Company for which accruals have not been established.

ITEM 1A.	RISK FACTORS

The Company’s risk factors as of May 5, 2018 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the first quarter of Fiscal 2018 that were not registered under the Securities Act of 1933.

The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen weeks ended May 5, 2018:

Period (Fiscal Month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (3)
February 4, 2018 through March 3, 2018	5,125	$21.79	—	6,503,656
March 4, 2018 through April 7, 2018	881,930	$23.50	675,962	5,827,694
April 8, 2018 through May 5, 2018	103,821	$26.67	102,200	5,725,494
Total	990,876	$23.81	778,162	5,725,494

(1)
212,714 of the shares of A&F’s Common Stock purchased during the thirteen weeks ended May 5, 2018 represented shares which were withheld for tax payments due upon the exercise of employee stock appreciation rights and vesting of employee restricted stock units.

(2)
778,162 shares of A&F’s Common Stock were repurchased during the thirteen weeks ended May 5, 2018 pursuant to A&F’s publicly announced stock repurchase authorization. On August 14, 2012, A&F’s Board of Directors authorized the repurchase of 10.0 million shares of A&F’s Common Stock, which was announced on August 15, 2012.

(3)
The number shown represents, as of the end of each period, the maximum number of shares of A&F’s Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 2 above. The shares may be purchased, from time-to-time, depending on market conditions.

ITEM 6.     EXHIBITS

Exhibit No.	Document
3.1
Certificate regarding Adoption of Amendments to Section 2.04 of Amended and Restated Bylaws of Abercrombie & Fitch Co. by Board of Directors of Abercrombie & Fitch Co. on February 23, 2018, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Abercrombie & Fitch Co. dated and filed February 27, 2018 (File No. 001-12107).

3.2
Amended and Restated Bylaws of Abercrombie & Fitch Co. reflecting amendments through the date of this Quarterly Report on Form 10-Q, incorporated herein by reference to Exhibit 3.10 to the Annual Report on Form 10-K of Abercrombie & Fitch Co. for the fiscal year ended February 3, 2018 (File No. 001-12107).

10.1
Form of Performance Share Award Agreement used to evidence the grant of performance shares to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on or after March 27, 2018, incorporated herein by reference to Exhibit 10.67 to the Annual Report on Form 10-K of Abercrombie & Fitch Co. for the fiscal year ended February 3, 2018 (File No. 001-12107).

10.2	Summary of Compensation Structure for Non-Associate Directors of Abercrombie & Fitch Co. for Fiscal 2018.*
10.3
Summary of Terms of the Annual Restricted Stock Unit Grants made and to be made to the Non-Associate Directors of Abercrombie & Fitch Co. under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors in Fiscal 2018.*

10.4	Agreement entered into between Abercrombie & Fitch Co. and Arthur C. Martinez, as of April 2, 2018 (the execution date by Mr. Martinez)*
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
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the Thirteen Weeks Ended May 5, 2018 and April 29, 2017; (ii) Condensed Consolidated Balance Sheets at May 5, 2018 and February 3, 2018; (iii) Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 5, 2018 and April 29, 2017; and (iv) Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: June 8, 2018	By	/s/ Scott Lipesky
Scott Lipesky
Senior Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)