Form 10-Q
period 2018-08-04
ABERCROMBIE & FITCH CO /DE/
filed 2018-09-10
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at September 5, 2018
$.01 Par Value	66,749,930 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales	$842,414	$779,321	$1,573,313	$1,440,420
Cost of sales, exclusive of depreciation and amortization	335,519	318,426	624,073	580,600
Gross profit	506,895	460,895	949,240	859,820
Stores and distribution expense	374,552	369,295	735,707	729,224
Marketing, general and administrative expense	123,883	109,353	248,780	219,246
Asset impairment	8,671	6,135	9,727	6,865
Other operating income, net	(434)	(2,799)	(2,994)	(4,485)
Operating income (loss)	223	(21,089)	(41,980)	(91,030)
Interest expense, net	3,023	4,089	6,041	8,209
Loss before income taxes	(2,800)	(25,178)	(48,021)	(99,239)
Income tax expense (benefit)	24	(10,563)	(3,689)	(23,615)
Net loss	(2,824)	(14,615)	(44,332)	(75,624)
Less: Net income attributable to noncontrolling interests	1,029	876	1,982	1,567
Net loss attributable to A&F	$(3,853)	$(15,491)	$(46,314)	$(77,191)

Net loss per share attributable to A&F
Basic	$(0.06)	$(0.23)	$(0.68)	$(1.13)
Diluted	$(0.06)	$(0.23)	$(0.68)	$(1.13)

Weighted-average shares outstanding
Basic	68,008	68,456	68,254	68,264
Diluted	68,008	68,456	68,254	68,264

Dividends declared per share	$0.20	$0.20	$0.40	$0.40

Other comprehensive (loss) income
Foreign currency translation, net of tax	$(11,206)	$19,072	$(19,545)	$24,679
Derivative financial instruments, net of tax	7,447	(10,148)	19,707	(14,748)
Other comprehensive (loss) income	(3,759)	8,924	162	9,931
Comprehensive loss	(6,583)	(5,691)	(44,170)	(65,693)
Less: Comprehensive income attributable to noncontrolling interests	1,029	876	1,982	1,567
Comprehensive loss attributable to A&F	$(7,612)	$(6,567)	$(46,152)	$(67,260)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)
(Unaudited)

	August 4, 2018	February 3, 2018
Assets
Current assets:
Cash and equivalents	$581,166	$675,558
Receivables	91,719	79,724
Inventories	454,913	424,393
Other current assets	115,276	84,863
Total current assets	1,243,074	1,264,538
Property and equipment, net	691,933	738,182
Other assets	325,842	322,972
Total assets	$2,260,849	$2,325,692
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$213,167	$168,868
Accrued expenses	311,930	308,601
Short-term portion of deferred lease credits	19,449	19,751
Income taxes payable	8,189	10,326
Total current liabilities	552,735	507,546
Long-term liabilities:
Long-term portion of deferred lease credits	75,963	75,648
Long-term portion of borrowings, net	249,920	249,686
Leasehold financing obligations	47,171	50,653
Other liabilities	187,676	189,688
Total long-term liabilities	560,730	565,675
Stockholders’ equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued at August 4, 2018 and February 3, 2018, respectively	1,033	1,033
Paid-in capital	401,483	406,351
Retained earnings	2,337,100	2,420,552
Accumulated other comprehensive loss, net of tax	(94,892)	(95,054)
Treasury stock, at average cost: 36,325 and 35,105 shares at August 4, 2018 and February 3, 2018, respectively	(1,507,414)	(1,490,503)
Total Abercrombie & Fitch Co. stockholders’ equity	1,137,310	1,242,379
Noncontrolling interests	10,074	10,092
Total stockholders’ equity	1,147,384	1,252,471
Total liabilities and stockholders’ equity	$2,260,849	$2,325,692

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Twenty-six Weeks Ended
	August 4, 2018	July 29, 2017
Operating activities
Net loss	$(44,332)	$(75,624)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	93,153	95,502
Asset impairment	9,727	6,865
Loss on disposal	1,644	3,824
Amortization of deferred lease credits	(10,609)	(10,412)
Benefit from deferred income taxes	(17,049)	(19,121)
Share-based compensation	10,940	10,396
Changes in assets and liabilities
Inventories	(40,934)	(67,964)
Accounts payable and accrued expenses	62,918	2,908
Lessor construction allowances	6,107	5,478
Income taxes	(1,043)	(3,135)
Long-term lease deposits	1,452	(530)
Other assets	(20,319)	9,960
Other liabilities	(1,129)	(6,193)
Net cash provided by (used for) operating activities	50,526	(48,046)
Investing activities
Purchases of property and equipment	(54,115)	(61,777)
Proceeds from sale of property and equipment	—	203
Net cash used for investing activities	(54,115)	(61,574)
Financing activities
Purchase of treasury stock	(43,670)	—
Dividends paid	(27,196)	(27,159)
Other financing activities	(6,875)	(1,057)
Net cash used for financing activities	(77,741)	(28,216)
Effect of exchange rates on cash	(13,437)	13,354
Net decrease in cash and equivalents, and restricted cash	(94,767)	(124,482)
Cash and equivalents, and restricted cash, beginning of period	697,955	567,632
Cash and equivalents, and restricted cash, end of period	$603,188	$443,150
Significant non-cash investing activities
Change in accrual for construction in progress	$13,989	$(9,508)
Supplemental information
Cash paid for interest	$6,832	$6,998
Cash paid for income taxes	$14,928	$8,698
Cash received from income tax refunds	$8,173	$5,808

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
INDEX FOR NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company has interests in a United Arab Emirates business venture and in a Kuwait business venture with Majid al Futtaim Fashion L.L.C. (“MAF”), each of which meets the definition of a variable interest entity (“VIE”). The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the operating results, assets and liabilities of these VIEs, with MAF’s portion of net income presented as net income attributable to noncontrolling interests (“NCI”) on the Condensed Consolidated Statements of Operations and Comprehensive Loss and MAF’s portion of equity presented as NCI on the Condensed Consolidated Balance Sheets.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. All references herein to “Fiscal 2018” and “Fiscal 2017” represent the fifty-two week fiscal year ending on February 2, 2019 and the fifty-three week fiscal year ended on February 3, 2018, respectively.

Interim Financial Statements

The Condensed Consolidated Financial Statements as of August 4, 2018, and for the thirteen and twenty-six week periods ended August 4, 2018 and July 29, 2017, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2017 filed with the SEC on April 2, 2018. The February 3, 2018 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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
February 4, 2018
The Company adopted this guidance and all related amendments using the modified retrospective method, and applied the standard to contracts that were not complete as of the adoption date. Comparative period information has not been restated and continues to be reported under the accounting standards in effect for those periods. This guidance primarily impacts the classification and timing of the recognition of the Company’s gift card breakage and timing of direct-to-consumer revenue. Adoption of this guidance had an immaterial impact on net loss attributable to A&F in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

The cumulative effect of applying the new standard on the Condensed Consolidated Balance Sheets as of August 4, 2018 was recognized as an adjustment to the opening balance of retained earnings, increasing beginning retained earnings by $6.9 million, with corresponding reductions in accrued expenses, inventories, and other assets of $4.7 million, $6.4 million, and $2.2 million, respectively, and increases to receivables and other current assets of $6.4 million and $4.4 million, respectively.

In accordance with the new guidance, expected gift card breakage is now recognized in net sales as gift cards are redeemed. Previously, gift card breakage was recognized as other operating income when the Company determined that the likelihood of redemption was remote. Under the new guidance, direct-to-consumer revenue is recognized when control is passed to the customer, typically upon shipment or pick-up of goods. Previously, direct-to-consumer revenue was recognized upon customer acceptance, which typically occurred upon the customer’s possession of the merchandise. The Company does not expect this guidance to have a material impact on store, direct-to-consumer, wholesale, franchise or license revenues on an ongoing basis.

The Company’s revenue recognition accounting policies are discussed further in this Note 1 under “Revenue Recognition.”

ASU 2016-18, Statement of Cash Flows
This update amends the guidance in ASC 230, Statement of Cash Flows. The new guidance requires an entity to show the changes in total cash, cash equivalents and restricted cash in the statement of cash flows. Consequently, an entity is no longer required to present transfers between cash and equivalents and restricted cash.
February 4, 2018
The Company adopted this guidance under the retrospective method. For the twenty-six weeks ended July 29, 2017, adoption of this guidance resulted in a $0.8 million decrease in net cash used for operating activities and increases of $20.4 million and $21.2 million to beginning and ending cash, cash equivalents and restricted cash, respectively. In addition, captions have been updated in the Condensed Consolidated Statements of Cash Flows to reflect the inclusion of restricted cash. Restricted cash is classified as other assets on the Condensed Consolidated Balance Sheets, as was the case at year-end.

Standards not yet adopted
ASU 2016-02, Leases
This update supersedes the leasing guidance in ASC 840, Leases. The new guidance requires an entity to recognize lease assets and lease liabilities on the balance sheet and disclose key leasing information that depicts the lease rights and obligations of an entity.
February 3, 2019
The Company expects that this guidance will result in a material increase in the Company’s long-term assets and long-term liabilities on the Company’s Condensed Consolidated Balance Sheets, and is currently evaluating additional impacts that this guidance may have on its consolidated financial statements, including the potential for impairment of right-of-use assets. The Company did not elect to early adopt this guidance.

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
		February 3, 2019	The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements. The Company did not elect to early adopt this guidance.

The Company’s significant accounting policies as of August 4, 2018 have not changed materially from those disclosed in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2017, with the exception of those discussed below:

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

The Company also maintains loyalty programs, which primarily provides customers with the opportunity to earn points toward future merchandise discount rewards with qualifying purchases. The Company accounts for expected future reward redemptions by recognizing an unearned revenue liability as customers accumulate points, which remains until revenue is recognized at the earlier of redemption or expiration.

Unearned revenue liabilities are primarily recorded when prepayments for future merchandise are received through gift card purchases or when loyalty rewards are earned by a customer in a sales transaction, and are classified in accrued expenses on the Condensed Consolidated Balance Sheets and are typically recognized as revenue within a 12-month period. Unearned revenue liabilities as of August 4, 2018 and the date of adoption, February 4, 2018, were approximately $37.5 million and $38.7 million, respectively. On the date of adoption, February 4, 2018, an adjustment related to the adoption of new revenue recognition standards decreased the beginning of period balance by $6.2 million. For the thirteen and twenty-six weeks ended August 4, 2018, the Company recognized revenue of approximately $20.3 million and $41.3 million, respectively, related to previous deferrals of revenue resulting from the Company’s gift card and loyalty programs.

The Company also recognizes revenue under wholesale arrangements, which is generally recognized upon shipment, when control passes to the wholesale partner. Revenue from the Company’s franchise and license arrangements, primarily royalties earned upon sale of merchandise, is generally recognized at the time merchandise is sold to the franchisees’ retail customers or to the licensees’ wholesale customers.

All revenues are recognized in net sales in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For a discussion of the disaggregation of revenue, refer to Note 10, “SEGMENT REPORTING.” The Company does not include tax amounts collected from customers on behalf of third parties, including sales and indirect taxes, in net sales.

2. NET LOSS PER SHARE

Net loss per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of Class A Common Stock (“Common Stock”).

Additional information pertaining to net loss per share attributable to A&F is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Weighted-average treasury shares	(35,292)	(34,844)	(35,046)	(35,036)
Weighted-average — basic shares	68,008	68,456	68,254	68,264
Dilutive effect of share-based compensation awards	—	—	—	—
Weighted-average — diluted shares	68,008	68,456	68,254	68,264
Anti-dilutive shares (1)	3,466	5,154	4,033	5,460

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities that are measured at fair value on a recurring basis were as follows:

	Assets and Liabilities at Fair Value as of August 4, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Trust-owned life insurance policies (at cash surrender value)	$—	$104,310	$—	$104,310
Money market funds	25,073	—	—	25,073
Derivative financial instruments	—	12,343	—	12,343
Total assets	$25,073	$116,653	$—	$141,726

Liabilities:
Derivative financial instruments	$—	$28	$—	$28
Total liabilities	$—	$28	$—	$28

	Assets and Liabilities at Fair Value as of February 3, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Trust-owned life insurance policies (at cash surrender value)	$—	$102,784	$—	$102,784
Money market funds	330,649	—	—	330,649
Derivative financial instruments	—	37	—	37
Total assets	$330,649	$102,821	$—	$433,470

Liabilities:
Derivative financial instruments	$—	$9,147	$—	$9,147
Total liabilities	$—	$9,147	$—	$9,147

The Level 2 assets and liabilities consist of trust-owned life insurance policies and derivative financial instruments, primarily foreign currency exchange forward contracts.The fair value of trust-owned life insurance policies is determined using the cash surrender value of the life insurance policies. The fair value of foreign currency exchange forward contracts is determined using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

Fair value of borrowings

The Company’s borrowings under the Company’s credit facilities are carried at historical cost in the accompanying Condensed Consolidated Balance Sheets.

The carrying amount and fair value of the Company’s gross borrowings under the term loan credit facility were as follows:

(in thousands)	August 4, 2018	February 3, 2018
Gross borrowings outstanding, carrying amount	$253,250	$253,250
Gross borrowings outstanding, fair value	$254,200	$253,250

No borrowings were outstanding under the Company’s senior secured revolving credit facility as of August 4, 2018 or February 3, 2018.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	August 4, 2018	February 3, 2018
Property and equipment, at cost	$2,802,253	$2,821,709
Less: Accumulated depreciation and amortization	(2,110,320)	(2,083,527)
Property and equipment, net	$691,933	$738,182

The Company incurred store asset impairment charges of $8.7 million and $9.7 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively, and $6.1 million and $6.9 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively, primarily related to certain of the Company’s international Abercrombie & Fitch stores.

The Company had $35.6 million and $38.7 million of construction project assets in property and equipment, net at August 4, 2018 and February 3, 2018, respectively, related to the construction of buildings in certain lease arrangements where the Company is deemed to be the owner of the construction project.

5. INCOME TAXES

The Company’s quarterly tax provision and the estimate of the annual effective tax rate are subject to significant variation due to several factors. These include variability in the pre-tax jurisdictional mix of earnings, changes in how the Company does business including entering into new businesses or geographies, changes in foreign currency exchange rates, changes in law, regulations, interpretations and administrative practices, relative changes of expenses or losses for which tax benefits are not recognized and the impact of discrete items. The impact of these items on the effective tax rate will be greater at lower levels of pre-tax earnings.

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

Due to proposed regulatory guidance issued by the Internal Revenue Service during the second quarter of Fiscal 2018, the Company recognized a measurement period charge of $2.0 million during the thirteen weeks ended August 4, 2018, adjusting the provisional tax amounts related to the mandatory one-time deemed repatriation tax on accumulated undistributed foreign earnings.

As a result of the Company's initial analysis of the impact of the Act and the measurement period adjustment, the Company has incurred discrete net income tax charges in an aggregate amount of $21.9 million since the enactment of the Act, which consists of:

•	$23.7 million of provisional tax expense related to the mandatory one-time deemed repatriation tax on accumulated undistributed foreign subsidiary earnings and profits of approximately $385.8 million;

•
$3.8 million of provisional tax expense related to the remeasurement of the Company's ending deferred tax assets and liabilities at February 3, 2018, as a result of the U.S. federal corporate income tax rate reduction from 35% to 21%; and,

•	$5.6 million of tax benefit for the decrease in its federal deferred tax liability on unremitted foreign earnings.

Given the significant changes resulting from and complexities associated with the Act, the estimated financial impacts related to the enactment of the Act are provisional and assessed as of August 22, 2018. The ultimate outcome may differ from these provisional amounts and could impact the provision for income taxes in Fiscal 2018, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the Act. Provisional amounts are expected to be finalized after the Company’s Fiscal 2017 U.S. corporate income tax return is filed in the fourth quarter of Fiscal 2018, but no later than one year from the enactment of the Act.

Other

The Company incurred discrete non-cash income tax benefits of $0.2 million and charges of $7.9 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively, and charges of $0.7 million and $9.9 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively, related to the expiration of certain share-based compensation awards, recognized in income tax expense (benefit) due to changes in share-based compensation accounting standards adopted by the Company in the first quarter of Fiscal 2017.

6. BORROWINGS

Asset-Based Revolving Credit Facility

On August 7, 2014, A&F, through its subsidiary Abercrombie & Fitch Management Co. (“A&F Management”) as the lead borrower (with A&F and certain other subsidiaries as borrowers or guarantors), entered into an asset-based revolving credit agreement.

On October 19, 2017, the Company, through A&F Management, entered into the Second Amendment to Credit Agreement (the “ABL Second Amendment”), amending and extending the maturity date of the asset-based revolving credit agreement. As amended, the asset-based revolving credit agreement continues to provide for a senior secured revolving credit facility of up to $400 million (the “Amended ABL Facility”). The Amended ABL Facility will mature on October 19, 2022.

The provisions of the credit agreement for the Amended ABL Facility have not changed from those contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2017.

As of August 4, 2018, no borrowings were outstanding under the Amended ABL Facility.

As of August 4, 2018, the Company had availability under the Amended ABL Facility of $328.1 million.

Term Loan Facility

A&F, through its subsidiary A&F Management as the borrower (with A&F and certain other subsidiaries as guarantors), also entered into a term loan credit agreement on August 7, 2014, which, as amended, provides for a term loan facility of $300 million (the “Term Loan Facility” and, together with the Amended ABL Facility, the “Credit Facilities”).

On June 22, 2018, the Company, through A&F Management, entered into the Term Loan Second Amendment, which served to reprice the Term Loan Facility. As permitted under the credit agreement applicable to the Term Loan Facility, among other things, the Term Loan Second Amendment provided for the issuance by A&F Management of refinancing term loans in an aggregate principal amount of $253.3 million in exchange for the term loans then outstanding under the Term Loan Facility, which resulted in the reduction of the applicable margins for term loans by 0.25%. Under the Term Loan Second Amendment, at the Company's option, borrowings under the Term Loan Facility will now bear interest at either (a) an adjusted LIBO rate no lower than 1.00% plus a margin of 3.50% per annum, reduced from a margin of 3.75% per annum, or (b) an alternate base rate plus a margin of 2.50% per annum, reduced from a margin of 2.75% per annum. Deferred financing fees associated with the repricing transaction were not significant. All other material provisions under the credit agreement applicable to the Term Loan Facility remained unchanged.

As of August 4, 2018, the interest rate on borrowings under the Term Loan Facility was 5.59%.

The Company’s Term Loan Facility debt is presented in the Condensed Consolidated Balance Sheets, net of the unamortized discount and fees. Net borrowings as of August 4, 2018 and February 3, 2018 were as follows:

(in thousands)	August 4, 2018	February 3, 2018
Borrowings, gross at carrying amount	$253,250	$253,250
Unamortized discount	(1,014)	(1,184)
Unamortized fees	(2,316)	(2,380)
Borrowings, net	249,920	249,686
Less: short-term portion of borrowings, net	—	—
Long-term portion of borrowings, net	$249,920	249,686

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

The Company was in compliance with the covenants under the Credit Facilities as of August 4, 2018.

7. SHARE-BASED COMPENSATION

Financial Statement Impact

The Company recognized share-based compensation expense of $6.2 million and $10.9 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively, and $5.5 million and $10.4 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively. The Company recognized tax benefits associated with share-based compensation expense of $1.3 million and $2.2 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively, and $2.1 million and $4.0 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively.

Restricted Stock Units

The following table summarizes activity for restricted stock units for the twenty-six weeks ended August 4, 2018:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares(1)	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at February 3, 2018	2,520,160	$15.35	690,174	$11.82	383,980	$16.50
Granted	736,915	21.93	197,979	21.77	142,014	33.69
Adjustments for performance achievement	—	—	(43,999)	20.10	(36,817)	19.04
Vested	(844,382)	17.30	—	—	(7,185)	19.04
Forfeited	(121,568)	14.88	(12,998)	12.17	(12,999)	17.28
Unvested at August 4, 2018	2,291,125	$16.78	831,156	$13.74	468,993	$21.45

(1)
Includes 496,981 unvested restricted stock units as of August 4, 2018, subject to vesting requirements related to the achievement of certain performance metrics, such as operating income and net income, for the fiscal year immediately preceding the vesting date. Holders of these restricted stock units have the opportunity to earn back one or more installments of the award if the cumulative performance requirements are met in a subsequent year. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can achieve up to 200% of their target vesting amount and are reflected at 100% of their target vesting amount in the table above.

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

Service-based restricted stock units are expensed on a straight-line basis over the total award’s requisite service period. Performance-based restricted stock units subject to graded vesting are expensed on an accelerated attribution basis. Performance share award expense is primarily recognized in the performance period of the award’s requisite service period. Market-based restricted stock units without graded vesting features are expensed on a straight-line basis over the award’s requisite service period. Compensation expense for stock options and stock appreciation rights is recognized on a straight-line basis over the award’s requisite service period. The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures. Unrecognized compensation expense presented excludes the effect of potential forfeitures, and will be adjusted for actual forfeitures as they occur.

As of August 4, 2018, there was $31.5 million, $9.1 million and $6.3 million of total unrecognized compensation cost, related to service-based, performance-based and market-based restricted stock units, respectively. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 16 months, 13 months and 14 months for service-based, performance-based and market-based restricted stock units, respectively.

The actual tax benefit realized for tax deductions related to the issuance of shares associated with restricted stock unit vesting was $1.5 million and $4.9 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively, and $0.5 million and $2.5 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively.

Additional information pertaining to restricted stock units for the twenty-six weeks ended August 4, 2018 and July 29, 2017 follows:

(in thousands)	August 4, 2018	July 29, 2017
Service-based restricted stock units:
Total grant date fair value of awards granted	$16,161	$15,948
Total grant date fair value of awards vested	14,608	16,806

Performance-based restricted stock units:
Total grant date fair value of awards granted	$4,310	$4,774
Total grant date fair value of awards vested	—	—

Market-based restricted stock units:
Total grant date fair value of awards granted	$4,784	$2,793
Total grant date fair value of awards vested	137	—

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the twenty-six weeks ended August 4, 2018 and July 29, 2017 were as follows:

	August 4, 2018	July 29, 2017
Grant date market price	$23.59	$11.43
Fair value	$33.69	$11.79
Assumptions:
Price volatility	54%	47%
Expected term (years)	2.9	2.9
Risk-free interest rate	2.4%	1.5%
Dividend yield	3.4%	7.0%
Average volatility of peer companies	37.4%	35.2%
Average correlation coefficient of peer companies	0.2709	0.2664

Stock Appreciation Rights

The following table summarizes stock appreciation rights activity for the twenty-six weeks ended August 4, 2018:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at February 3, 2018	3,010,720	$49.35
Granted	—	—
Exercised	(50,190)	22.21
Forfeited or expired	(1,614,371)	54.67
Outstanding at August 4, 2018	1,346,159	$44.13	$867,381	3.4
Stock appreciation rights exercisable at August 4, 2018	1,248,775	$45.80	$612,390	3.1
Stock appreciation rights expected to become exercisable in the future as of August 4, 2018	92,143	$22.68	$239,589	6.7

As of August 4, 2018, there was $0.5 million of total unrecognized compensation cost related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 5 months.

The grant date fair value of stock appreciation rights that were exercised during the twenty-six weeks ended August 4, 2018 and July 29, 2017 was $1.2 million and $2.2 million, respectively.

Stock Options

The following table summarizes stock option activity for the twenty-six weeks ended August 4, 2018:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at February 3, 2018	87,200	$78.20
Granted	—	—
Exercised	—	—
Forfeited or expired	(87,200)	78.20
Outstanding at August 4, 2018	—	$—	$—	—
Stock options exercisable at August 4, 2018	—	$—	$—	—

As of August 4, 2018, there was no unrecognized compensation cost related to stock options.

8. DERIVATIVE INSTRUMENTS

The Company is exposed to risks associated with changes in foreign currency exchange rates and uses derivative instruments, primarily forward contracts, to manage the financial impacts of these exposures. The Company does not use forward contracts to engage in currency speculation and does not enter into derivative financial instruments for trading purposes.

The Company uses derivative instruments, primarily foreign currency exchange forward contracts designated as cash flow hedges, to hedge the foreign currency exchange rate exposure associated with forecasted foreign currency denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign currency denominated intercompany receivables. Fluctuations in foreign currency exchange rates will either increase or decrease the Company’s intercompany equivalent cash flows and affect the Company’s U.S. Dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed upon settlement date. These foreign currency exchange forward contracts typically have a maximum term of twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in accumulated other comprehensive loss (“AOCL”). Under the current accounting guidance, substantially all of the unrealized gains or losses related to designated cash flow hedges as of August 4, 2018 would be recognized in cost of sales, exclusive of depreciation and amortization, over the next twelve months. Refer to Note 1, “BASIS OF PRESENTATION,” for further discussion of recent accounting pronouncements related to derivative instruments that could affect the Company's financial statements.

The Company presents its derivative assets and derivative liabilities at their gross fair values on the Condensed Consolidated Balance Sheets. However, the Company’s derivative contracts allow net settlements under certain conditions.

As of August 4, 2018, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign currency denominated intercompany inventory sales, the resulting settlement of the foreign currency denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount(1)
Euro	$159,768
British pound	$73,692
Canadian dollar	$29,989
Japanese yen	$15,960

(1)	Amounts reported are the U.S. Dollar notional amounts outstanding as of August 4, 2018.

The Company also uses foreign currency exchange forward contracts to hedge certain foreign-currency-denominated net monetary assets/liabilities. Examples of monetary assets/liabilities include cash balances, receivables and payables. Fluctuations in foreign currency exchange rates result in transaction gains or losses being recorded in earnings, as U.S. GAAP requires that monetary assets/liabilities be remeasured at the spot exchange rate at quarter-end or upon settlement. The Company has chosen not to apply hedge accounting to these instruments because there are no differences in the timing of gain or loss recognition on the hedging instruments and the hedged items.

As of August 4, 2018, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge foreign-currency-denominated net monetary assets/liabilities:

(in thousands)	Notional Amount(1)
Euro	$8,818
Japanese yen	$3,294

(1)	Amounts reported are the U.S. Dollar notional amounts outstanding as of August 4, 2018.

The location and amounts of derivative fair values on the Condensed Consolidated Balance Sheets as of August 4, 2018 and February 3, 2018 were as follows:

(in thousands)	Location	August 4, 2018	February 3, 2018	Location	August 4, 2018	February 3, 2018
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts		$12,198	$37		$28	$9,108
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts		$145	$—		$—	$39
Total	Other current assets	$12,343	$37	Accrued expenses	$28	$9,147

Refer to Note 3, “FAIR VALUE,” for further discussion of the determination of the fair value of derivative instruments.

The location and amounts of derivative gains and losses for the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017 on the Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

(in thousands)		Thirteen Weeks Ended		Twenty-six Weeks Ended
Derivatives not designated as hedging instruments:	Location	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Foreign currency exchange forward contracts gain (loss)	Other operating income, net	$1,894	$(523)	$4,595	$(551)

	Effective Portion					Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain (Loss) Recognized in AOCL on Derivative Contracts (1)		Location of Gain (Loss) Reclassified from AOCL into Earnings	Amount of Gain (Loss) Reclassified from AOCL into Earnings (2)		Location of Gain Recognized in Earnings on Derivative Contracts	Amount of Gain (Loss) Recognized in Earnings on Derivative Contracts (3)
	Thirteen Weeks Ended
(in thousands)	August 4, 2018	July 29, 2017		August 4, 2018	July 29, 2017		August 4, 2018	July 29, 2017
Derivatives in cash flow hedging relationships:
Foreign currency exchange forward contracts	$8,058	$(11,029)	Cost of sales, exclusive of depreciation and amortization	$(150)	$545	Other operating income, net	$1,686	$634

	Twenty-six Weeks Ended
(in thousands)	August 4, 2018	July 29, 2017		August 4, 2018	July 29, 2017		August 4, 2018	July 29, 2017
Derivatives in cash flow hedging relationships:
Foreign currency exchange forward contracts	$16,665	$(12,402)	Cost of sales, exclusive of depreciation and amortization	$(5,222)	$4,081	Other operating income, net	$3,055	$1,161

(1)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(2)	The amount represents the reclassification from AOCL into earnings when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(3)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss for the thirteen and twenty-six weeks ended August 4, 2018 was as follows:

	Thirteen Weeks Ended August 4, 2018
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at May 5, 2018	$(93,286)	$2,153	$(91,133)
Other comprehensive (loss) income before reclassifications	(11,206)	8,058	(3,148)
Reclassified from accumulated other comprehensive loss (1)	—	150	150
Tax effect	—	(761)	(761)
Other comprehensive (loss) income	(11,206)	7,447	(3,759)
Ending balance at August 4, 2018	$(104,492)	$9,600	$(94,892)

	Twenty-six Weeks Ended August 4, 2018
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 3, 2018	$(84,947)	$(10,107)	$(95,054)
Other comprehensive (loss) income before reclassifications	(19,545)	16,665	(2,880)
Reclassified from accumulated other comprehensive loss (1)	—	5,222	5,222
Tax effect	—	(2,180)	(2,180)
Other comprehensive (loss) income	(19,545)	19,707	162
Ending balance at August 4, 2018	$(104,492)	$9,600	$(94,892)

(1)
Amount represents losses reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

The activity in accumulated other comprehensive loss for the thirteen and twenty-six weeks ended July 29, 2017 was as follows:

	Thirteen Weeks Ended July 29, 2017
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at April 29, 2017	$(120,520)	$225	$(120,295)
Other comprehensive (loss) income before reclassifications	19,072	(11,029)	8,043
Reclassified from accumulated other comprehensive loss (2)	—	(545)	(545)
Tax effect	—	1,426	1,426
Other comprehensive (loss) income	19,072	(10,148)	8,924
Ending balance at July 29, 2017	$(101,448)	$(9,923)	$(111,371)

	Twenty-six Weeks Ended July 29, 2017
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 28, 2017	$(126,127)	$4,825	$(121,302)
Other comprehensive income before reclassifications	24,679	(12,402)	12,277
Reclassified from accumulated other comprehensive loss (2)	—	(4,081)	(4,081)
Tax effect	—	1,735	1,735
Other comprehensive income	24,679	(14,748)	9,931
Ending balance at July 29, 2017	$(101,448)	$(9,923)	$(111,371)

(2)
Amount represents gains reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

10. SEGMENT REPORTING

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

The following table provides the Company’s net sales by operating segment for the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Hollister	$500,836	$446,639	$924,464	$821,315
Abercrombie	341,578	332,682	648,849	619,105
Total	$842,414	$779,321	$1,573,313	$1,440,420

The following table provides the Company’s net sales by geographic area for the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
United States	$531,446	$470,280	$980,572	$879,347
Europe	192,354	195,895	362,014	350,880
Other	118,614	113,146	230,727	210,193
Total	$842,414	$779,321	$1,573,313	$1,440,420

11. CONTINGENCIES

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes estimated liabilities for the outcome of litigation where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts. As of August 4, 2018, the Company had accrued charges for legal contingencies, including the certain legal matters detailed below, of approximately $23 million, which are classified within accrued expenses on the accompanying Condensed Consolidated Balance Sheet. The estimated liability represents what the Company believes to be reasonable estimates of the loss exposures related to its legal matters. Actual liabilities may differ from the amounts recorded, due to uncertainties regarding final settlement agreement negotiations, actual claims rate experience, court approvals and the terms of any approval by the courts, and there can be no assurance that final resolution of legal matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company may be subject to estimated incremental losses of as much as approximately $20 million. There are certain claims and legal proceedings pending against the Company for which accruals have not been established.

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

Both matters were mediated and the parties signed a $25.0 million claims-made settlement agreement which, subject to final approval by a U.S. District Court of Ohio, is intended to result in a full and final settlement of all claims in both lawsuits on a class-wide basis. On February 16, 2018, a U.S. District Court of Ohio granted preliminary approval of the proposed settlement and ordered that notice of the proposed settlement be given to the absent members of the settlement class. The ultimate settlement amount is dependent upon the actual claims made by members of the class and is also subject to final approval by the U.S. District Court of Ohio and could be subject to appeal by class members. A final approval hearing is set to occur in the third quarter of Fiscal 2018.

In addition to the matters discussed above, the Company is a defendant in certain other class action lawsuits filed by former associates of the Company. These lawsuits, currently assigned to the same judge in a U.S. District Court of California, allege non-exempt hourly associates of the Company were not properly compensated, in violation of federal and California law, for call-in practices requiring associates to engage in certain pre-shift activities in order to determine whether they should report to work and the Company’s alleged failure to pay reporting time pay and all wages earned at termination. In addition, these lawsuits include derivative claims alleging inaccurate wage statements and unfair competition under California state law on behalf of non-exempt hourly associates. One of these lawsuits was mediated and the parties involved have signed a $9.6 million settlement agreement, and on August 13, 2018, a U.S. District Court of California granted preliminary approval of the proposed settlement. The ultimate settlement is subject to final approval by the U.S. District Court of California and could be subject to appeal from class members, objection from class members or revocation of the settlement agreement under certain circumstances. A final approval hearing is set to occur in the fourth quarter of Fiscal 2018.

There can be no absolute assurance that settlements will be finalized or approved or of the ultimate outcomes of the litigations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

BUSINESS SUMMARY

The Company is a global, multi-brand, specialty retailer, which primarily sells its products through its wholly-owned store and direct-to-consumer channels, as well as through various third-party wholesale, franchise and licensing arrangements. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids under the Hollister, Abercrombie & Fitch and abercrombie kids brands. The Company has operations in North America, Europe, Asia and the Middle East.

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the consolidated financial statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2018” represent the fifty-two-week fiscal year ending on February 2, 2019, and to “Fiscal 2017” represent the fifty-three-week fiscal year that ended February 3, 2018.

Due to the seasonal nature of the retail apparel industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year. The seasonality of the Company’s operations may also lead to significant fluctuations in certain asset and liability accounts.

SUMMARY RESULTS OF OPERATIONS

The table below summarizes the Company’s results of operations and reconciles financial measures determined in accordance with accounting principles generally accepted in the U.S. (“GAAP”) to non-GAAP financial measures for the thirteen and twenty-six week periods ended August 4, 2018 and July 29, 2017. Additional discussion about why the Company believes that these non-GAAP financial measures are useful to investors is provided below under “NON-GAAP FINANCIAL MEASURES.”

	August 4, 2018			July 29, 2017
(in thousands, except change in comparable sales, gross profit rate and per share amounts)	GAAP	Excluded Items (1)	Non-GAAP	GAAP	Excluded Items (1)	Non-GAAP
Thirteen Weeks Ended
Net sales	$842,414	$—	$842,414	$779,321	$—	$779,321
Change in net sales	8%
Change in comparable sales (2)			3%			(1)%
Gross profit rate	60.2%	—%	60.2%	59.1%	—%	59.1%
Operating income (loss)	$223	$(8,671)	$8,894	$(21,089)	$(6,135)	$(14,954)
Net (loss) income attributable to A&F	$(3,853)	$(8,024)	$4,171	$(15,491)	$(4,525)	$(10,966)
Net (loss) income per diluted share attributable to A&F	$(0.06)	$(0.12)	$0.06	$(0.23)	$(0.07)	$(0.16)

Twenty-six Weeks Ended
Net sales	$1,573,313	$—	$1,573,313	$1,440,420	$—	$1,440,420
Change in net sales	9%
Change in comparable sales (2)			4%			(2)%
Gross profit rate	60.3%	—%	60.3%	59.7%	—%	59.7%
Operating loss	$(41,980)	$(14,271)	$(27,709)	$(91,030)	$(6,135)	$(84,895)
Net loss attributable to A&F	$(46,314)	$(12,083)	$(34,231)	$(77,191)	$(4,525)	$(72,666)
Net loss per diluted share attributable to A&F	$(0.68)	$(0.18)	$(0.50)	$(1.13)	$(0.07)	$(1.06)

(1)	Refer to “RESULTS OF OPERATIONS” for details on excluded items.

(2)
Comparable sales are calculated on a constant currency basis. Due to the calendar shift resulting from the 53rd week in Fiscal 2017, comparable sales for the thirteen weeks ended August 4, 2018 are compared to the thirteen weeks ended August 5, 2017. Refer to the discussion below in “NON-GAAP FINANCIAL MEASURES” for further details on the comparable sales calculation.

As of August 4, 2018, the Company had $581.2 million in cash and equivalents, and $253.3 million in gross borrowings outstanding under the Term Loan Facility. Net cash provided by operating activities was $50.5 million for the twenty-six weeks ended August 4, 2018. The Company also used cash of $43.7 million to repurchase approximately 1.7 million shares of A&F’s Common Stock in the open market, $54.1 million for capital expenditures and $27.2 million to pay dividends during the twenty-six weeks ended August 4, 2018.

As of July 29, 2017, the Company had $421.9 million in cash and equivalents, and $268.3 million in gross borrowings outstanding under the Term Loan Facility. Net cash used for operating activities was $48.0 million for the twenty-six weeks ended July 29, 2017. The Company also used cash of $61.8 million for capital expenditures and $27.2 million to pay dividends during the twenty-six weeks ended July 29, 2017.

STORE ACTIVITY

Store count and gross square footage by brand and geography for the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively, were as follows:

	Hollister (1)		Abercrombie (2)		Total
	United States	International	United States	International	United States	International
February 3, 2018	394	144	285	45	679	189
New	2	—	1	2	3	2
Closed	—	—	(3)	—	(3)	—
August 4, 2018	396	144	283	47	679	191
Gross square footage (in thousands):
August 4, 2018	2,685	1,196	2,182	631	4,867	1,827

	Hollister (1)		Abercrombie (2)		Total
	United States	International	United States	International	United States	International
January 28, 2017	398	145	311	44	709	189
New	1	—	2	—	3	—
Closed	(2)	—	(7)	(1)	(9)	(1)
July 29, 2017	397	145	306	43	703	188
Gross square footage (in thousands):
July 29, 2017	2,706	1,216	2,376	610	5,082	1,826

(1)
Excludes seven international franchise stores as of August 4, 2018, five international franchise stores as of each of February 3, 2018 and July 29, 2017, and three international franchise stores as of January 28, 2017.

(2)
Includes Abercrombie & Fitch and abercrombie kids brands. Excludes six international franchise stores as of August 4, 2018, four international franchise stores as of February 3, 2018, three international franchise stores as of July 29, 2017 and one international franchise store as of January 28, 2017.

CURRENT TRENDS AND OUTLOOK

We are pleased with our second quarter performance, which capped off a strong first half of the year and demonstrated further progress our strategic transformation. During the second quarter, we delivered both top and bottom line growth, while continuing to invest in our key transformation initiatives. As previously discussed, these initiatives are focused on the following four pillars:

•	optimizing our global store network;

•	enhancing our digital commerce fulfillment and omnichannel capabilities;

•	streamlining our end-to-end concept to customer processes; and

•	optimizing our marketing investments, including leveraging our growing loyalty programs.

Our second quarter results reflect another quarter of improved profitability fueled by sales growth across both brands, gross profit expansion and operating expense leverage as we continue to execute our playbooks. Hollister continued its momentum with another quarter of strong sales performance and Abercrombie posted its third consecutive quarter of positive sales growth, both led by strength in the United States.

Our customers remain at the center of all we do, and that singular focus continues to improve brand health metrics and drive our brands forward. We remain on track to achieve our Fiscal 2018 expectations and our longer term Fiscal 2020 targets, as we work towards our objective of being a leading global omnichannel retailer.

For Fiscal 2018, we expect:

•	Comparable sales to be up in the range of 2% to 4%.

•
Net sales to be up in the range of 2% to 4%, with net sales in the third quarter to be approximately flat to last year, including the adverse effects from the calendar shift and changes in foreign currency exchange rates.

–
The calendar shift and the loss of Fiscal 2017’s 53rd week to adversely impact net sales by approximately $40 million, with benefits to first quarter and second quarter net sales of approximately $10 million and $30 million, respectively, to be more than offset by adverse impacts to third quarter and fourth quarter net sales of approximately $20 million and $60 million, respectively

•	A gross profit rate up slightly from the Fiscal 2017 rate of 59.7%.

•
GAAP operating expense to now be up approximately 2.5% from Fiscal 2017 adjusted operating expense of $2 billion, including approximately $14 million of charges related to asset impairment and certain legal matters that are excluded from adjusted non-GAAP operating expense. For the third quarter of Fiscal 2018, GAAP operating expense is expected to be up in the range of 2% to 3% from Fiscal 2017 adjusted non-GAAP operating expense of $489 million.

•	A weighted average fully-diluted share count of approximately 69 million shares, excluding the effect of potential share buybacks.

In addition, we expect to end the third quarter of Fiscal 2018 with inventories to be up low- to mid-single digits in advance of the peak holiday selling periods.

For Fiscal 2018, the Company now expects the full year effective tax rate to be in the mid-to-upper 30s, including discrete non-cash income tax charges of approximately $9 million related to the expiration of certain share-based compensation awards, of which approximately $8 million has been recognized to date. The full year effective tax rate also includes discrete tax charges of $2 million, which are excluded from adjusted non-GAAP results, adjusting the Tax Cuts and Jobs Act of 2017 provisional estimate. For the third quarter of Fiscal 2018, the Company expects the effective tax rate to be in the mid 30s.

With regard to capital allocation, we continue to target capital expenditures to be in the range of $135 million to $140 million for the full year.

We plan to open 22 full-price stores in Fiscal 2018, including 13 Hollister and nine Abercrombie stores. In addition, we expect to remodel or right-size close to 50 stores to the new prototype formats. We also anticipate closing up to 60 stores primarily in the U.S. during Fiscal 2018 through natural lease expirations, with the the final number being dependent on lease negotiations and business outcomes.

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q includes discussion of certain financial measures under “RESULTS OF OPERATIONS” on both a GAAP and a non-GAAP basis. The Company believes that each of the non-GAAP financial measures presented in this “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” is useful to investors as it provides a measure of the Company’s operating performance excluding the effect of certain items that the Company believes do not reflect its future operating outlook, and therefore supplements investors’ understanding of comparability of operations across periods. Management used these non-GAAP financial measures during the periods presented to assess the Company’s performance and to develop expectations for future operating performance. These non-GAAP financial measures should be used as a supplement to, and not as an alternative to, the Company’s GAAP financial results, and may not be calculated in the same manner as similar measures presented by other companies.

Financial Information on a Constant Currency Basis

The Company provides certain financial information on a constant currency basis to enhance investors’ understanding of underlying business trends and operating performance by removing the impact of foreign currency exchange rate fluctuations. The effect from foreign currency exchange rates, calculated on a constant currency basis, is determined by applying the current period’s foreign currency exchange rates to the prior year’s results and is net of the year-over-year impact from hedging. The per diluted share effect from foreign currency exchange rates for Fiscal 2018 is calculated using a 27% effective tax rate.

Comparable Sales

In addition, the Company provides comparable sales, defined as the aggregate of (1) year-over-year sales for stores that have been open as the same brand at least one year and whose square footage has not been expanded or reduced by more than 20% within the past year, with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations, and (2) year-over-year direct-to-consumer sales with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations. Comparable sales excludes revenue other than store and direct-to-consumer sales. Due to the calendar shift in Fiscal 2018, resulting from the 53rd week in Fiscal 2017, comparable sales for the Fiscal 2018 quarterly periods ended May 5, 2018, August 4, 2018, November 3, 2018 and February 2, 2019 are to be compared to the thirteen weeks ended May 6, 2017, August 5, 2017, November 4, 2017 and February 3, 2018, respectively. Management uses comparable sales to understand the drivers of net sales year-over-year changes as well as a performance metric for certain performance-based restricted stock units. The Company believes comparable sales is a useful metric as it can assist investors in distinguishing the portion of the Company’s revenue attributable to existing locations from the portion attributable to the opening or closing of stores. The most directly comparable GAAP financial measure is change in net sales.

Calendar Shift Impact on Net Sales

The impact on net sales from the calendar shift, resulting from the loss of Fiscal 2017’s 53rd week, is calculated as the difference between net sales for the thirteen weeks ended May 6, 2017, August 5, 2017, November 4, 2017 and February 3, 2018 and reported net sales for the fiscal quarters ended April 29, 2017, July 29, 2017, October 28, 2017 and February 3, 2018, respectively. The impact on net sales from the calendar shift, resulting from the loss of Fiscal 2017’s 53rd week for the year-to-date period ended August 4, 2018 is calculated as the difference between the twenty-six weeks ended August 5, 2017 and reported net sales for the year-to-date period ended July 29, 2017.

Excluded Items

The following financial measures are disclosed on a GAAP and on an adjusted non-GAAP basis excluding the following items, as applicable:

Financial measures (1)	Excluded items
Marketing, general and administrative expense	Certain legal charges
Operating income (loss)	Asset impairment; certain legal charges
Net (loss) income and net (loss) income per share attributable to A&F (2)	Asset impairment; certain legal charges; discrete net tax charges related to the Act; and the tax effect of excluded items

(1)	Certain of these financial measures are also expressed as a percentage of net sales.

(2)
The Company also presents income tax expense (benefit) and the effective tax rate on both a GAAP and on an adjusted non-GAAP basis excluding the items listed under “Operating income (loss),” as applicable, in the table above and discrete net tax charges related to the Act. The tax effect of excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis.

RESULTS OF OPERATIONS

THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 4, 2018 VERSUS JULY 29, 2017

Net Sales

	Thirteen Weeks Ended
	August 4, 2018	July 29, 2017
(in thousands)	Net Sales	Net Sales	$ Change	% Change	Change in Comparable Sales (1)
Hollister	$500,836	$446,639	$54,197	12%	4%
Abercrombie (2)	341,578	332,682	8,896	3%	2%
Total net sales	$842,414	$779,321	$63,093	8%	3%

United States	$531,446	$470,280	$61,166	13%	7%
International	310,968	309,041	1,927	1%	(4)%
Total net sales	$842,414	$779,321	$63,093	8%	3%

	Twenty-six Weeks Ended
	August 4, 2018	July 29, 2017
(in thousands)	Net Sales	Net Sales	$ Change	% Change	Change in Comparable Sales (1)
Hollister	$924,464	$821,315	$103,149	13%	5%
Abercrombie (2)	648,849	619,105	29,744	5%	2%
Total net sales	$1,573,313	$1,440,420	$132,893	9%	4%

United States	$980,572	$879,347	$101,225	12%	7%
International	592,741	561,073	31,668	6%	(2)%
Total net sales	$1,573,313	$1,440,420	$132,893	9%	4%

(1)
Comparable sales are calculated on a constant currency basis. Due to the calendar shift resulting from the 53rd week in Fiscal 2017, comparable sales for the thirteen weeks ended August 4, 2018 are compared to the thirteen weeks ended August 5, 2017. Comparable sales for the twenty-six weeks ended August 4, 2018 are compared to the twenty-six weeks ended August 5, 2017. Refer to “NON-GAAP FINANCIAL MEASURES” in “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” for further details on the comparable sales calculation.

(2)	Includes Abercrombie & Fitch and abercrombie kids brands.

For the second quarter of Fiscal 2018, net sales increased 8% as compared to the second quarter of Fiscal 2017, primarily attributable to an increase in units sold, partially offset by lower average unit retail driven by product mix. Changes in foreign currency exchange rates benefited net sales by approximately $8 million, or 1%. The calendar shift resulting from Fiscal 2017’s 53rd week benefited net sales by approximately $30 million, or 4%. Comparable sales, which do not include impacts from changes in foreign currency exchange rates or the calendar shift, increased 3%, with a 4% increase in comparable sales for Hollister and a 2% increase in comparable sales for Abercrombie.

For the year-to-date period of Fiscal 2018, net sales increased 9% as compared to the year-to-date period of Fiscal 2017, primarily attributable to an increase in units sold and slightly higher average unit retail driven by benefits from changes in foreign currency exchange rates. Changes in foreign currency exchange rates benefited net sales by approximately of approximately $33 million, or 2%. The calendar shift resulting from Fiscal 2017’s 53rd week benefited net sales by approximately $40 million, or 3%. Comparable sales, which do not include impacts from changes in foreign currency exchange rates or the calendar shift, increased 4%, with a 5% increase in comparable sales for Hollister and a 2% increase in comparable sales for Abercrombie.

Cost of Sales, Exclusive of Depreciation and Amortization

	Thirteen Weeks Ended
	August 4, 2018		July 29, 2017
(in thousands)		% of Net Sales		% of Net Sales
Cost of sales, exclusive of depreciation and amortization	$335,519	39.8%	$318,426	40.9%

Gross profit	$506,895	60.2%	$460,895	59.1%

	Twenty-six Weeks Ended
	August 4, 2018		July 29, 2017
(in thousands)		% of Net Sales		% of Net Sales
Cost of sales, exclusive of depreciation and amortization	$624,073	39.7%	$580,600	40.3%

Gross profit	$949,240	60.3%	$859,820	59.7%

For the second quarter of Fiscal 2018, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 110 basis points as compared to the second quarter of Fiscal 2017, primarily due to lower costs.

For the year-to-date period of Fiscal 2018, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 60 basis points as compared to the year-to-date period of Fiscal 2017, primarily due to lower costs.

Stores and Distribution Expense

	Thirteen Weeks Ended
	August 4, 2018		July 29, 2017
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$374,552	44.5%	$369,295	47.4%

	Twenty-six Weeks Ended
	August 4, 2018		July 29, 2017
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$735,707	46.8%	$729,224	50.6%

For the second quarter of Fiscal 2018, stores and distribution expense as a percentage of net sales decreased by approximately 290 basis points as compared to the second quarter of Fiscal 2017, primarily due to the leveraging effect from higher net sales and expense reduction efforts, partially offset by higher direct-to-consumer expense. For the second quarter of Fiscal 2018, store occupancy expense, including rent, depreciation, utilities and other store expenses, as a percentage of net sales decreased by approximately 230 basis points as compared to the second quarter of Fiscal 2017.

For the year-to-date period of Fiscal 2018, stores and distribution expense as a percentage of net sales decreased by approximately 380 basis points as compared to the year-to-date period of Fiscal 2017, primarily due to the leveraging effect from higher net sales and expense reductions, partially offset by higher direct-to-consumer expense and $3.9 million of lease termination charges related to the A&F flagship store lease in Copenhagen. For the year-to-date period of Fiscal 2018, store occupancy expense as a percentage of net sales decreased by approximately 260 basis points as compared to the year-to-date period of Fiscal 2017.

Marketing, General and Administrative Expense

	Thirteen Weeks Ended
	August 4, 2018		July 29, 2017
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$123,883	14.7%	$109,353	14.0%

	Twenty-six Weeks Ended
	August 4, 2018		July 29, 2017
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$248,780	15.8%	$219,246	15.2%
Deduct:
Certain legal charges (1)	(5,600)	(0.4)%	—	0.0%
Adjusted non-GAAP marketing, general and administrative expense	$243,180	15.5%	$219,246	15.2%

(1)	Includes legal charges in connection with the proposed settlement of a class action claim, subject to final court approval, related to alleged wage and hour practices. See Note 11, “CONTINGENCIES.”

For the second quarter of Fiscal 2018, marketing, general and administrative expense as a percentage of net sales increased by approximately 70 basis points as compared to the second quarter of Fiscal 2017, primarily due to increases in marketing, performance-based compensation and expenses related to the transformation of our business that more than offset the leveraging effect from increased net sales and expense reduction efforts.

For the year-to-date period of Fiscal 2018, marketing, general and administrative expense as a percentage of net sales increased by approximately 60 basis points as compared to the year-to-date period of Fiscal 2017, primarily due to increases in marketing, performance-based compensation, $5.6 million of certain legal charges and expenses related to the transformation of our business that more than offset the leveraging effect from increased net sales and expense reduction efforts. Excluding $5.6 million of certain legal charges in Fiscal 2018, year-to-date Fiscal 2018 adjusted non-GAAP marketing, general and administrative expense as a percentage of net sales increased approximately 30 basis points as compared to the year-to-date period of Fiscal 2017.

Asset Impairment

The Company incurred store asset impairment charges of $8.7 million and $9.7 million for the second quarter and year-to-date period of Fiscal 2018, respectively, and $6.1 million and $6.9 million for the second quarter and year-to-date period of Fiscal 2017, respectively, primarily related to certain of the Company’s international Abercrombie & Fitch stores.

Other Operating Income, Net

	Thirteen Weeks Ended
	August 4, 2018		July 29, 2017
(in thousands)		% of Net Sales		% of Net Sales
Other operating income, net	$434	0.1%	$2,799	0.4%

	Twenty-six Weeks Ended
	August 4, 2018		July 29, 2017
(in thousands)		% of Net Sales		% of Net Sales
Other operating income, net	$2,994	0.2%	$4,485	0.3%

For the second quarter and the year-to-date period of Fiscal 2018, other operating income, net as a percentage of net sales decreased by approximately 30 basis points and 10 basis points, respectively, as compared to the second quarter and year-to-date period of Fiscal 2017. These decreases were primarily due to lower foreign currency exchange rate related gains and a change in classification of gift card breakage which was previously recognized in other operating income, but beginning in Fiscal 2018 is recognized in net sales on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Operating Income (Loss)

	Thirteen Weeks Ended
	August 4, 2018		July 29, 2017
(in thousands)		% of Net Sales		% of Net Sales
Operating income (loss)	$223	0.0%	$(21,089)	(2.7)%
Deduct:
Asset impairment	8,671	1.0%	6,135	0.8%
Adjusted non-GAAP operating income (loss)	$8,894	1.1%	$(14,954)	(1.9)%

	Twenty-six Weeks Ended
	August 4, 2018		July 29, 2017
(in thousands)		% of Net Sales		% of Net Sales
Operating loss	$(41,980)	(2.7)%	$(91,030)	(6.3)%
Deduct:
Certain asset impairment	8,671	0.6%	6,135	0.4%
Certain legal charges (1)	5,600	0.4%	—	0.0%
Adjusted non-GAAP operating loss	$(27,709)	(1.8)%	$(84,895)	(5.9)%

(1)	Includes legal charges in connection with the proposed settlement of a class action claim, subject to final court approval, related to alleged wage and hour practices. See Note 11, “CONTINGENCIES.”

For the second quarter of Fiscal 2018, operating income was $0.2 million as compared to a loss of $21.1 million for the second quarter of Fiscal 2017. Excluding items presented above, second quarter of Fiscal 2018 adjusted non-GAAP operating income was $8.9 million, as compared to adjusted non-GAAP operating loss of $15.0 million for the second quarter of Fiscal 2017. Changes in foreign currency exchange rates benefited operating income (loss) by approximately $1 million.

For the year-to-date period of Fiscal 2018, operating loss was $42.0 million as compared to a loss of $91.0 million for the year-to-date period of Fiscal 2017. Excluding items presented above, year-to-date Fiscal 2018 adjusted non-GAAP operating loss was $27.7 million as compared to adjusted non-GAAP operating loss of $84.9 million for the year-to-date period of Fiscal 2017. Changes in foreign currency exchange rates benefited operating loss by approximately $4 million.

Interest Expense, Net

	Thirteen Weeks Ended
	August 4, 2018		July 29, 2017
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$5,695	0.7%	$5,334	0.7%
Interest income	(2,672)	(0.3)%	(1,245)	(0.2)%
Interest expense, net	$3,023	0.4%	$4,089	0.5%

	Twenty-six Weeks Ended
	August 4, 2018		July 29, 2017
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$11,357	0.8%	$10,667	0.7%
Interest income	(5,316)	(0.4)%	(2,458)	(0.2)%
Interest expense, net	$6,041	0.4%	$8,209	0.6%

Interest expense, net primarily consists of interest expense on borrowings outstanding under the Company’s Term Loan Facility, partially offset by realized gains from the trust-owned life insurance policies held in the irrevocable rabbi trust (the “Rabbi Trust”) and interest income earned on the Company’s investments and cash holdings.

For the second quarter and the year-to-date period of Fiscal 2018, interest expense, net as a percentage of net sales decreased by as compared to the second quarter and year-to-date period of Fiscal 2017 by approximately 10 basis points and 20 basis points, respectively, primarily due to higher interest income earned on the Company’s investments and cash holdings.

Income Tax Expense (Benefit)

	Thirteen Weeks Ended
	August 4, 2018		July 29, 2017
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense (benefit)	$24	(0.9)%	$(10,563)	42.0%
Deduct:
Tax effect of excluded items (1)	(1,395)		1,610
Tax Cuts and Jobs Act of 2017 charges (2)	2,042		—
Adjusted non-GAAP income tax expense (benefit)	$671	11.4%	$(8,953)	47.0%

	Twenty-six Weeks Ended
	August 4, 2018		July 29, 2017
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax benefit	$(3,689)	7.7%	$(23,615)	23.8%
Deduct:
Tax effect of excluded items (1)	146		1,610
Tax Cuts and Jobs Act of 2017 charges (2)	2,042		—
Adjusted non-GAAP income tax benefit	$(1,501)	4.4%	$(22,005)	23.6%

(1)
Refer to “Operating Income (Loss)” for details of excluded items. The tax effect of excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis.

(2)	Discrete tax charges related to the Act. See Note 5, “INCOME TAXES,” for further discussion.

For the second quarter of Fiscal 2018, the effective tax rate was -0.9% as compared to 42.0% for the second quarter of Fiscal 2017. In the second quarter of Fiscal 2018, the effective tax rate was impacted by discrete income tax charges of $2.0 million related to the provisional estimate of the Act. Excluding items presented above in the table under “Operating Income (Loss),” and charges related to the Act, the second quarter Fiscal 2018 adjusted non-GAAP effective tax rate was 11.4% as compared to 47.0% for the second quarter of Fiscal 2017.

For the year-to-date period of Fiscal 2018, the effective tax rate was 7.7% as compared to 23.8% for the year-to-date period of Fiscal 2017. In both the Fiscal 2018 and Fiscal 2017 year-to-date period, the effective tax rate was impacted by discrete non-cash income tax charges related to the expiration of certain share-based compensation awards of $7.9 million and $9.9 million, respectively. In addition, for the year-to-date period of Fiscal 2018 the effective tax rate was also impacted by a discrete income tax charge of $2.0 million related to the provisional estimate of the Act. Excluding items presented above in the table under “Operating Income (Loss),” and charges related to the Act, the year-to-date Fiscal 2018 adjusted non-GAAP effective tax rate was 4.4% as compared to 23.6% for the year-to-date period of Fiscal 2017.

For the second quarter and the year-to-date period of Fiscal 2018, the year-over-year change in the effective tax rate, which is highly sensitive at lower levels of pre-tax earnings, was primarily driven by changes in the level and mix of consolidated pre-tax earnings between operating and valuation allowance jurisdictions and the reduction in the U.S. federal corporate income tax rate from 35% to 21% as a result of the enactment of the Act in the fourth quarter of Fiscal 2017.

Net Loss and Net Loss per Share Attributable to A&F

	Thirteen Weeks Ended
	August 4, 2018		July 29, 2017
(in thousands)		% of Net Sales		% of Net Sales
Net loss attributable to A&F	$(3,853)	(0.5)%	$(15,491)	(2.0)%
Adjusted non-GAAP net income (loss) attributable to A&F (1)	$4,171	0.5%	$(10,966)	(1.4)%

Net loss per diluted share attributable to A&F	$(0.06)		$(0.23)
Adjusted non-GAAP net income (loss) per diluted share attributable to A&F (1)	$0.06		$(0.16)

	Twenty-six Weeks Ended
	August 4, 2018		July 29, 2017
(in thousands)		% of Net Sales		% of Net Sales
Net loss attributable to A&F	$(46,314)	(2.9)%	$(77,191)	(5.4)%
Adjusted non-GAAP net loss attributable to A&F (1)	$(34,231)	(2.2)%	$(72,666)	(5.0)%

Net loss per diluted share attributable to A&F	$(0.68)		$(1.13)
Adjusted non-GAAP net loss per diluted share attributable to A&F (1)	$(0.50)		$(1.06)

(1)	Excludes items presented above under “Operating Income (Loss),” and “Income Tax Expense (Benefit).”

For the second quarter of Fiscal 2018, net loss per diluted share attributable to A&F was $0.06 as compared to a loss of $0.23 for the second quarter of Fiscal 2017. Excluding items presented above under “Operating Income (Loss),” and “Income Tax Expense (Benefit),” second quarter of Fiscal 2018 adjusted non-GAAP net income per diluted share attributable to A&F was $0.06, as compared to a loss of $0.16 last year. Changes in foreign currency exchange rates benefited net income (loss) per share attributable to A&F by approximately $0.01.

For the year-to-date period of Fiscal 2018, net loss per diluted share attributable to A&F was $0.68 as compared to a loss of $1.13 for the year-to-date period of Fiscal 2017. Excluding items presented above under “Operating Income (Loss),” and “Income Tax Expense (Benefit),” year-to-date Fiscal 2018 adjusted non-GAAP net loss per diluted share attributable to A&F was $0.50, as compared to a loss of $1.06 last year. Changes in foreign currency exchange rates benefited net loss per diluted share attributable to A&F by approximately $0.03.

LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL SOURCES AND USES OF CASH

Seasonality of Cash Flows

The Company’s business has two principal selling seasons: the spring season, which includes the first and second fiscal quarters (“Spring”) and the fall season, which includes the third and fourth fiscal quarters (“Fall”). As is typical in the apparel industry, the Company experiences its greatest sales activity during Fall due to Back-to-School and Back-to-Fall sales periods, for Hollister and Abercrombie, respectively, and Holiday sales periods. The Company relies on excess operating cash flows, which are largely generated in Fall, to fund operations throughout the year and to reinvest in the business to support future growth. The Company also has a revolving credit facility available as a source of additional funding.

Credit Facilities

On August 7, 2014, A&F, through its subsidiary A&F Management as the lead borrower (with A&F and certain other subsidiaries as borrowers or guarantors), entered into an asset-based revolving credit agreement.

On October 19, 2017, the Company, through A&F Management, entered into the ABL Second Amendment, amending and extending the maturity date of the asset-based revolving credit agreement to October 19, 2022. The Amended ABL Facility continues to provide for a senior secured credit facility of up to $400 million.

As of August 4, 2018, the borrowing base on the Amended ABL Facility was $329.1 million.

The Company uses, in the ordinary course of business, stand-by letters of credit under the Amended ABL Facility. As of August 4, 2018 and February 3, 2018, the Company had not drawn on the Amended ABL Facility, but had outstanding stand-by letters of credit under the Amended ABL Facility of approximately $1.1 million and $1.9 million, respectively. The Company has no other off-balance sheet arrangements.

A&F, through its subsidiary A&F Management as the borrower (with A&F and certain other subsidiaries as guarantors), also entered into a term loan agreement on August 7, 2014, which provides for a Term Loan Facility of $300 million.

On June 22, 2018, the Company, through A&F Management, entered into the Term Loan Second Amendment, which, among other things, repriced the Term Loan Facility by reducing the applicable margins for term loans by 0.25%.

The material provisions of the Credit Facilities have not changed from those disclosed in Note 11, “BORROWINGS,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2017, except as described in Note 6, “BORROWINGS” of the Notes to Condensed Consolidated Financial Statements included in “ITEM 1. FINANCIAL STATEMENTS (UNAUDITED),” of this Quarterly Report on Form 10-Q.

Operating Activities

For the twenty-six weeks ended August 4, 2018, net cash provided by operating activities was $50.5 million as compared to $48.0 million for the twenty-six weeks ended July 29, 2017. The year-over-year change in cash flow associated with operating activities was primarily due to higher cash receipts from increased net sales, decreased rent payments due to timing, and increased payments to vendors in the fourth quarter of Fiscal 2017 which resulted in lower cash payments in Fiscal 2018 Spring season as compared to the prior year. These year-over-year changes were partially offset by incentive compensation payments in Fiscal 2018 related to Fiscal 2017 performance and an increase in income tax payments.

Investing Activities

For the twenty-six weeks ended August 4, 2018 and July 29, 2017, cash used for investing activities included capital expenditures of $54.1 million and $61.8 million, respectively, primarily for store updates and new stores, as well as direct-to-consumer and omnichannel and information technology investments.

Financing Activities

For the twenty-six weeks ended August 4, 2018, cash used for financing activities consisted primarily for the repurchase of approximately 1.7 million shares of A&F’s Common Stock in the open market with a market value of approximately $43.7 million and dividend payments of $27.2 million. For the twenty-six weeks ended July 29, 2017, cash used for financing activities consisted primarily of dividend payments of $27.2 million.

FUTURE CASH REQUIREMENTS AND SOURCES OF CASH

The Company’s capital allocation strategy remains to prioritize investments in the business to build on the foundation for sustainable long-term growth and invest in projects that have the highest return, including improvements in customer experience, both in stores and online. In addition, the Company prioritizes returning cash to stockholders through dividends and share repurchases as appropriate. Capital allocation priorities and investments are reviewed by the Company’s Board of Directors considering both liquidity and valuation factors.

To execute on these priorities, the Company relies on excess operating cash flows, which are largely generated in the Fall season, to fund operations throughout the fiscal year and to reinvest in the business to support future growth. The Company also has availability under the Amended ABL Facility as a source of additional funding. Over the next twelve months, the Company’s primary cash requirements will be to fund operating activities, including the acquisition of inventory, and obligations related to compensation, leases, any obligations related to lease buyouts or kickouts we may exercise, taxes and other operating activities, as well as to fund capital expenditures, marketing initiatives, quarterly dividends to stockholders subject to approval by A&F’s Board of Directors and debt service requirements, including voluntary debt prepayments, or required repayments, if any, based on annual excess cash flows, as defined in the credit agreement applicable to the Term Loan Facility.

The Company may repurchase shares of its Common Stock and, if it were to do so, would anticipate funding such repurchases by utilizing free cash flow generated from operations or proceeds from the Amended ABL Facility. As of August 4, 2018, A&F had the ability to repurchase up to 4.8 million shares as part of the A&F Board of Directors’ previously approved authorization.

Income Taxes

As of August 4, 2018, certain foreign subsidiaries have lent approximately $266.4 million to certain U.S. subsidiaries resulting in
$350.2 million of the Company’s $581.2 million of cash and equivalents being held by U.S. subsidiaries. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or pay dividends to A&F’s stockholders. As a result of the adoption of a modified territorial system under the Act, future earnings from foreign subsidiaries are generally not subject to additional federal tax upon repatriation. If funds were to be legally repatriated to the U.S., there could be implications at the state and foreign levels. Because of the complexities associated with the Act, the Company has not fully concluded on its position with respect to reinvestment of foreign earnings and whether its existing international structure for the various jurisdictions is the optimal structure for the future, but expects to complete this assessment in Fiscal 2018.

Capital Expenditures

For Fiscal 2018, the Company expects capital expenditures to be in the range of $135 million to $140 million, primarily for store updates and new stores, as well as direct-to-consumer, omnichannel and information technology investments.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations consist primarily of operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs. During the twenty-six weeks ended August 4, 2018, there were no material changes in the contractual obligations as of February 3, 2018, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

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

Investment Securities

The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million and $1.5 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively, and realized gains of $0.8 million and $1.5 million for the thirteen and twenty-six weeks ended July 29, 2017, respectively, which are recorded in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Rabbi Trust assets are included in other assets on the Condensed Consolidated Balance Sheets as of August 4, 2018 and February 3, 2018, and are restricted in their use as noted above.

Interest Rate Risks

As of August 4, 2018, the Company has approximately $253.3 million in gross borrowings outstanding under its Term Loan Facility and no borrowings outstanding under its Amended ABL Facility. The Credit Facilities carry interest rates that are tied to LIBO rate, or an alternate base rate, plus a margin. The interest rate on the Term Loan Facility has a 100 basis point LIBO rate floor, and assuming no changes in the Company’s financial structure as it stands, an increase in market interest rates of 100 basis points would increase annual interest expense by approximately $2.6 million. This hypothetical analysis for the fifty-two weeks ending February 2, 2019 may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under the Company’s Credit Facilities.

Foreign Exchange Rate Risk

A&F’s international subsidiaries generally operate with functional currencies other than the U.S. Dollar. Since the Company’s Condensed Consolidated Financial Statements are presented in U.S. Dollars, the Company must translate all components of its condensed consolidated financial statements from functional currencies into U.S. Dollars at exchange rates in effect during or at the end of the reporting period. The fluctuation in the value of the U.S. Dollar against other currencies affects the reported amounts of revenues, expenses, assets and liabilities. The potential impact of currency fluctuation increases as international expansion increases.

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

The fair value of outstanding foreign currency exchange forward contracts included in other current assets was $12.3 million as of August 4, 2018 and insignificant as of February 3, 2018. The fair value of outstanding foreign currency exchange forward contracts included in accrued expenses was insignificant as of August 4, 2018 and was $9.1 million as of February 3, 2018. Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. Such a hypothetical devaluation would decrease derivative contract fair values by approximately $27.7 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair value would be largely offset by the net change in fair values of the underlying hedged items.

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended August 4, 2018. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of August 4, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended August 4, 2018 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes estimated liabilities for the outcome of litigation where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts. As of August 4, 2018, the Company had accrued charges of approximately $23 million for certain legal contingencies, which are classified within accrued expenses on the Condensed Consolidated Balance Sheet included in “ITEM 1. FINANCIAL STATEMENTS (UNAUDITED),” of this Quarterly Report on Form 10-Q. Actual liabilities may differ from the amounts recorded, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There are certain claims and legal proceedings pending against the Company for which accruals have not been established.

ITEM 1A.	RISK FACTORS

The Company’s risk factors as of August 4, 2018 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the second quarter of Fiscal 2018 that were not registered under the Securities Act of 1933.

The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen weeks ended August 4, 2018:

Period (Fiscal Month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (3)
May 6, 2018 through June 2, 2018	12,156	$25.41	—	5,725,494
June 3, 2018 through July 7, 2018	661,298	$25.83	636,690	5,088,804
July 8, 2018 through August 4, 2018	333,526	$25.70	332,378	4,756,426
Total	1,006,980	$25.78	969,068	4,756,426

(1)
37,912 shares of A&F’s Common Stock purchased during the thirteen weeks ended August 4, 2018 represented shares which were withheld for tax payments due upon the exercise of employee stock appreciation rights and vesting of employee restricted stock units.

(2)
969,068 shares of A&F’s Common Stock were repurchased during the thirteen weeks ended August 4, 2018 pursuant to A&F’s publicly announced stock repurchase authorization. On August 14, 2012, A&F’s Board of Directors authorized the repurchase of 10.0 million shares of A&F’s Common Stock, which was announced on August 15, 2012.

(3)
The number shown represents, as of the end of each period, the maximum number of shares of A&F’s Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 2 above. The shares may be purchased, from time-to-time, depending on market conditions.

ITEM 6.     EXHIBITS

Exhibit No.	Document
10.1
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates (as amended effective June 14, 2018), incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed on June 14, 2018 (File No. 001-12107).

10.2
Second Amendment to Term Loan Credit Agreement, dated as of June 22, 2018, by and among Abercrombie & Fitch Management Co., as lead borrower, Abercrombie & Fitch Co. and the other guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders.*

10.3
Separation Agreement between Abercrombie & Fitch Management Co. and Robert Bostrom, effective July 25, 2018, the date of execution by Robert Bostrom, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed on July 26, 2018 (File No. 001-12107).

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
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the Thirteen and Twenty-six Weeks Ended August 4, 2018 and July 29, 2017; (ii) Condensed Consolidated Balance Sheets at August 4, 2018 and February 3, 2018; (iii) Condensed Consolidated Statements of Cash Flows for the Twenty-six Weeks Ended August 4, 2018 and July 29, 2017; and (iv) Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: September 10, 2018	By	/s/ Scott Lipesky
Scott Lipesky
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)