Form 10-Q
period 2018-11-03
ABERCROMBIE & FITCH CO /DE/
filed 2018-12-12
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at December 7, 2018
$.01 Par Value	65,845,073 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	$861,194	$859,112	$2,434,507	$2,299,532
Cost of sales, exclusive of depreciation and amortization	333,375	332,485	957,448	913,085
Gross profit	527,819	526,627	1,477,059	1,386,447
Stores and distribution expense	371,859	375,944	1,107,566	1,105,168
Marketing, general and administrative expense	117,181	124,533	365,961	343,779
Asset impairment	656	3,480	10,383	10,345
Other operating income, net	(1,557)	(70)	(4,551)	(4,555)
Operating income (loss)	39,680	22,740	(2,300)	(68,290)
Interest expense, net	2,857	4,571	8,898	12,780
Income (loss) before income taxes	36,823	18,169	(11,198)	(81,070)
Income tax expense (benefit)	12,047	7,553	8,358	(16,062)
Net income (loss)	24,776	10,616	(19,556)	(65,008)
Less: Net income attributable to noncontrolling interests	857	541	2,839	2,108
Net income (loss) attributable to A&F	$23,919	$10,075	$(22,395)	$(67,116)

Net income (loss) per share attributable to A&F
Basic	$0.36	$0.15	$(0.33)	$(0.98)
Diluted	$0.35	$0.15	$(0.33)	$(0.98)

Weighted-average shares outstanding
Basic	66,818	68,512	67,775	68,347
Diluted	68,308	69,425	67,775	68,347

Dividends declared per share	$0.20	$0.20	$0.60	$0.60

Other comprehensive (loss) income
Foreign currency translation, net of tax	$(3,095)	$(3,496)	$(22,640)	$21,183
Derivative financial instruments, net of tax	(681)	5,518	19,026	(9,230)
Other comprehensive (loss) income	(3,776)	2,022	(3,614)	11,953
Comprehensive income (loss)	21,000	12,638	(23,170)	(53,055)
Less: Comprehensive income attributable to noncontrolling interests	857	541	2,839	2,108
Comprehensive income (loss) attributable to A&F	$20,143	$12,097	$(26,009)	$(55,163)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)
(Unaudited)

	November 3, 2018	February 3, 2018
Assets
Current assets:
Cash and equivalents	$520,523	$675,558
Receivables	87,714	79,724
Inventories	572,173	424,393
Other current assets	109,888	84,863
Total current assets	1,290,298	1,264,538
Property and equipment, net	684,527	738,182
Other assets	308,244	322,972
Total assets	$2,283,069	$2,325,692
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$266,933	$168,868
Accrued expenses	293,410	308,601
Short-term portion of deferred lease credits	19,465	19,751
Income taxes payable	10,360	10,326
Total current liabilities	590,168	507,546
Long-term liabilities:
Long-term portion of deferred lease credits	79,667	75,648
Long-term portion of borrowings, net	250,142	249,686
Leasehold financing obligations	46,081	50,653
Other liabilities	182,721	189,688
Total long-term liabilities	558,611	565,675
Stockholders’ equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued at November 3, 2018 and February 3, 2018, respectively	1,033	1,033
Paid-in capital	406,169	406,351
Retained earnings	2,345,710	2,420,552
Accumulated other comprehensive loss, net of tax	(98,668)	(95,054)
Treasury stock, at average cost: 37,457 and 35,105 shares at November 3, 2018 and February 3, 2018, respectively	(1,529,774)	(1,490,503)
Total Abercrombie & Fitch Co. stockholders’ equity	1,124,470	1,242,379
Noncontrolling interests	9,820	10,092
Total stockholders’ equity	1,134,290	1,252,471
Total liabilities and stockholders’ equity	$2,283,069	$2,325,692

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	November 3, 2018	October 28, 2017
Operating activities
Net loss	$(19,556)	$(65,008)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	136,263	146,147
Asset impairment	10,383	10,345
Loss on disposal	3,191	5,624
Amortization of deferred lease credits	(16,129)	(16,510)
Benefit from deferred income taxes	(1,509)	(15,597)
Share-based compensation	16,907	15,774
Changes in assets and liabilities
Inventories	(159,421)	(167,546)
Accounts payable and accrued expenses	105,452	73,214
Lessor construction allowances	13,784	12,954
Income taxes	(3,171)	93
Long-term lease deposits	1,213	(421)
Other assets	(8,734)	42,351
Other liabilities	(1,428)	(10,036)
Net cash provided by operating activities	77,245	31,384
Investing activities
Purchases of property and equipment	(98,768)	(86,300)
Proceeds from sale of property and equipment	—	203
Net cash used for investing activities	(98,768)	(86,097)
Financing activities
Purchase of treasury stock	(68,670)	—
Dividends paid	(40,550)	(40,776)
Other financing activities	(8,761)	(2,423)
Net cash used for financing activities	(117,981)	(43,199)
Effect of exchange rates on cash	(16,068)	11,661
Net decrease in cash and equivalents, and restricted cash	(155,572)	(86,251)
Cash and equivalents, and restricted cash, beginning of period	697,955	567,632
Cash and equivalents, and restricted cash, end of period	$542,383	$481,381
Significant non-cash investing activities
Change in accrual for construction in progress	$8,045	$(10,445)
Supplemental information
Cash paid for interest	$10,428	$9,849
Cash paid for income taxes	$17,712	$12,322
Cash received from income tax refunds	$7,477	$27,243

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

The Company has interests in a United Arab Emirates business venture and in a Kuwait business venture with Majid al Futtaim Fashion L.L.C. (“MAF”), each of which meets the definition of a variable interest entity (“VIE”). The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the operating results, assets and liabilities of these VIEs, with MAF’s portion of net income presented as net income attributable to noncontrolling interests (“NCI”) on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and MAF’s portion of equity presented as NCI on the Condensed Consolidated Balance Sheets.

Fiscal year

The Company’s fiscal year ends on the Saturday closest to January 31. All references herein to “Fiscal 2018” and “Fiscal 2017” represent the fifty-two week fiscal year ending on February 2, 2019 and the fifty-three week fiscal year ended on February 3, 2018, respectively.

Interim financial statements

The Condensed Consolidated Financial Statements as of November 3, 2018, and for the thirteen and thirty-nine week periods ended November 3, 2018 and October 28, 2017, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2017 filed with the SEC on April 2, 2018. The February 3, 2018 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2018.

Recent accounting pronouncements

The Company reviews recent accounting pronouncements on a quarterly basis and has excluded discussion of those not applicable to the Company and those not expected to have a material impact on the Company’s financial statements. The following table provides a brief description of recent accounting pronouncements the Company has adopted or is currently evaluating.

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
February 4, 2018
The Company adopted this guidance and all related amendments using the modified retrospective method, and applied the standard to contracts that were not complete as of the adoption date. Comparative period information has not been restated and continues to be reported under the accounting standards in effect for those periods. This guidance primarily impacts the classification and timing of the recognition of the Company’s gift card breakage and timing of direct-to-consumer revenue. Adoption of this guidance had an immaterial impact on net income (loss) attributable to A&F in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The cumulative effect of applying the new standard on the Condensed Consolidated Balance Sheets as of November 3, 2018 was recognized as an adjustment to the opening balance of retained earnings, increasing beginning retained earnings by $6.9 million, with corresponding reductions in accrued expenses, inventories, and other assets of $4.7 million, $6.4 million, and $2.2 million, respectively, and increases to receivables and other current assets of $6.4 million and $4.4 million, respectively.

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
February 4, 2018
The Company adopted this guidance under the retrospective method. For the thirty-nine weeks ended October 28, 2017, adoption of this guidance resulted in a $1.6 million increase in net cash provided by operating activities and increases of $20.4 million and $22.1 million to beginning and ending cash, cash equivalents and restricted cash, respectively. In addition, captions have been updated in the Condensed Consolidated Statements of Cash Flows to reflect the inclusion of restricted cash. Restricted cash is classified as other assets on the Condensed Consolidated Balance Sheets, as was the case at year-end.

Standards not yet adopted
ASU 2016-02, Leases
This update supersedes the leasing guidance in ASC 840, Leases. The new guidance requires an entity to recognize lease assets and lease liabilities on the balance sheet and disclose key leasing information that depicts the lease rights and obligations of an entity.
February 3, 2019
The Company expects that this guidance will result in a material increase in the Company’s long-term assets and long-term liabilities on the Company’s Condensed Consolidated Balance Sheets for right-of-use assets and lease liabilities as the majority of the Company’s retail locations are currently categorized as operating leases. The Company plans to use the optional transition method when adopting the new standard and will be electing the practical expedient package. In addition, the Company is currently evaluating any additional impacts that this guidance may have on its consolidated financial statements, including the impairment of right-of-use assets. The Company expects this guidance will result in a material decrease in the Company’s opening retained earnings related to the pre-existing impairment of right-of-use assets. The Company did not elect to early adopt this guidance.

ASU 2017-12, Derivatives and Hedging — Targeted Improvements to Accounting for Hedging Activities
This update amends ASC 815, Derivatives and Hedging. The new guidance simplifies certain aspects of hedge accounting to more accurately present the economic effects of an entity’s risk management activities in its financial statements. The new guidance allows more hedging strategies to be eligible for hedge accounting and aligns the recognition and presentation of the effects of hedging instruments and hedged items within the financial statements. For cash flow and net investment hedges, the guidance requires a modified retrospective approach while the amended presentation and disclosure guidance requires a prospective approach.
		February 3, 2019	The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements. The Company did not elect to early adopt this guidance.

The Company’s significant accounting policies as of November 3, 2018 have not changed materially from those disclosed in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2017, with the exception of those discussed below:

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

Unearned revenue liabilities are primarily recorded when prepayments for future merchandise are received through gift card purchases or when loyalty rewards are earned by a customer in a sales transaction, and are classified in accrued expenses on the Condensed Consolidated Balance Sheets and are typically recognized as revenue within a 12-month period. Unearned revenue liabilities as of November 3, 2018 and the date of adoption, February 4, 2018, were approximately $41.6 million and $38.7 million, respectively. On the date of adoption, February 4, 2018, an adjustment related to the adoption of new revenue recognition standards decreased the beginning of period balance by $6.2 million. For the thirteen and thirty-nine weeks ended November 3, 2018, the Company recognized revenue of approximately $19.9 million and $61.2 million, respectively, related to previous deferrals of revenue resulting from the Company’s gift card and loyalty programs.

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

All revenues are recognized in net sales in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For a discussion of the disaggregation of revenue, refer to Note 10, “SEGMENT REPORTING.” The Company does not include tax amounts collected from customers on behalf of third parties, including sales and indirect taxes, in net sales.

2. NET INCOME (LOSS) PER SHARE

Net income (loss) per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of Class A Common Stock (“Common Stock”).

Additional information pertaining to net income (loss) per share attributable to A&F is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Weighted-average treasury shares	(36,482)	(34,788)	(35,525)	(34,953)
Weighted-average — basic shares	66,818	68,512	67,775	68,347
Dilutive effect of share-based compensation awards	1,490	913	—	—
Weighted-average — diluted shares	68,308	69,425	67,775	68,347
Anti-dilutive shares (1)	1,925	5,181	3,827	5,367

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities that are measured at fair value on a recurring basis were as follows:

	Assets and Liabilities at Fair Value as of November 3, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Trust-owned life insurance policies (at cash surrender value)	$—	$105,083	$—	$105,083
Money market funds	55,329	—	—	55,329
Derivative financial instruments	—	11,056	—	11,056
Total assets	$55,329	$116,139	$—	$171,468

Liabilities:
Derivative financial instruments	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Assets and Liabilities at Fair Value as of February 3, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Trust-owned life insurance policies (at cash surrender value)	$—	$102,784	$—	$102,784
Money market funds	330,649	—	—	330,649
Derivative financial instruments	—	37	—	37
Total assets	$330,649	$102,821	$—	$433,470

Liabilities:
Derivative financial instruments	$—	$9,147	$—	$9,147
Total liabilities	$—	$9,147	$—	$9,147

The Level 2 assets and liabilities consist of trust-owned life insurance policies and derivative financial instruments, primarily foreign currency exchange forward contracts. The fair value of trust-owned life insurance policies is determined using the cash surrender value of the life insurance policies. The fair value of foreign currency exchange forward contracts is determined using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

Fair value of borrowings

The Company’s borrowings under the Company’s credit facilities are carried at historical cost in the accompanying Condensed Consolidated Balance Sheets.

The carrying amount and fair value of the Company’s gross borrowings under the term loan credit facility were as follows:

(in thousands)	November 3, 2018	February 3, 2018
Gross borrowings outstanding, carrying amount	$253,250	$253,250
Gross borrowings outstanding, fair value	$253,883	$253,250

No borrowings were outstanding under the Company’s senior secured revolving credit facility as of November 3, 2018 or February 3, 2018.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	November 3, 2018	February 3, 2018
Property and equipment, at cost	$2,814,442	$2,821,709
Less: Accumulated depreciation and amortization	(2,129,915)	(2,083,527)
Property and equipment, net	$684,527	$738,182

The Company incurred store asset impairment charges of $0.7 million and $10.4 million for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, and 3.5 million and $10.3 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, primarily related to certain of the Company’s international Abercrombie & Fitch stores.

The Company had $34.7 million and $38.7 million of construction project assets in property and equipment, net at November 3, 2018 and February 3, 2018, respectively, related to the construction of buildings in certain lease arrangements where the Company is deemed to be the owner of the construction project.

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

Primarily due to proposed regulatory guidance issued by the Internal Revenue Service, the Company recognized measurement period charges in an aggregate amount of $2.4 million during the thirty-nine weeks ended November 3, 2018, which consisted of:

•
$2.0 million of measurement period charges during the thirteen weeks ended August 4, 2018, adjusting the provisional tax amounts related to the mandatory one-time deemed repatriation tax on accumulated undistributed foreign earnings; and,

•
$0.4 million of measurement period net charges during the thirteen weeks ended November 3, 2018, adjusting the provisional tax amounts related to the remeasurement of the Company’s ending deferred tax assets and liabilities at February 3, 2018, as well as adjusting the Company’s deferred tax liability on unremitted foreign earnings.

As a result of the Company’s initial analysis of the impact of the Act and subsequent measurement period adjustments, the Company has incurred discrete net income tax charges in an aggregate amount of $22.4 million since the enactment of the Act, which consists of:

•	$23.7 million of provisional tax expense related to the mandatory one-time deemed repatriation tax on accumulated undistributed foreign subsidiary earnings and profits of approximately $385.8 million;

•
$3.5 million of provisional tax expense related to the remeasurement of the Company’s ending deferred tax assets and liabilities at February 3, 2018, as a result of the U.S. federal corporate income tax rate reduction from 35% to 21%;

•
$0.8 million of provisional tax expense at the state level related to the Company’s decision to repatriate $250 million of the Company’s undistributed foreign earnings to the U.S. in the fourth quarter of Fiscal 2018; and,

•	$5.6 million of tax benefit for the decrease in the Company’s federal deferred tax liability on unremitted foreign earnings.

Given the significant changes resulting from and complexities associated with the Act, the estimated financial impacts related to the enactment of the Act are provisional and assessed as of November 3, 2018. The ultimate outcome may differ from these provisional amounts and could impact the provision for income taxes in Fiscal 2018, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the Act. Provisional amounts are expected to be finalized after the Company’s Fiscal 2017 U.S. corporate income tax return is filed in the fourth quarter of Fiscal 2018, but no later than one year from the enactment of the Act.

Other

The Company incurred discrete non-cash income tax charges of $1.8 million and $9.8 million for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, and charges of $0.2 million and $10.1 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, related to the expiration of certain share-based compensation awards, recognized in income tax expense (benefit) due to changes in share-based compensation accounting standards adopted by the Company in the first quarter of Fiscal 2017.

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

The provisions of the credit agreement for the Amended ABL Facility have not changed from those describe in Note 11, “BORROWINGS,” in the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2017.

As of November 3, 2018, the Company had not drawn on the Amended ABL Facility, and had availability under the Amended ABL Facility of $398.9 million.

Term loan facility

A&F, through its subsidiary A&F Management as the borrower (with A&F and certain other subsidiaries as guarantors), also entered into a term loan credit agreement on August 7, 2014, which, as amended, provides for a term loan facility of $300 million (the “Term Loan Facility” and, together with the Amended ABL Facility, the “Credit Facilities”).

On June 22, 2018, the Company, through A&F Management, entered into the Term Loan Second Amendment, which served to reprice the Term Loan Facility. As permitted under the credit agreement applicable to the Term Loan Facility, among other things, the Term Loan Second Amendment provided for the issuance by A&F Management of refinancing term loans in an aggregate principal amount of $253.3 million in exchange for the term loans then outstanding under the Term Loan Facility, which resulted in the reduction of the applicable margins for term loans by 0.25%. Under the Term Loan Second Amendment, at the Company's option, borrowings under the Term Loan Facility will now bear interest at either (a) an adjusted LIBO rate no lower than 1.00% plus a margin of 3.50% per annum, reduced from a margin of 3.75% per annum, or (b) an alternate base rate plus a margin of 2.50% per annum, reduced from a margin of 2.75% per annum. Deferred financing fees associated with the repricing transaction were not significant. All other material provisions under the credit agreement applicable to the Term Loan Facility have remained unchanged.

As of November 3, 2018, the interest rate on borrowings under the Term Loan Facility was 5.78%.

The Company’s Term Loan Facility debt is presented in the Condensed Consolidated Balance Sheets, net of the unamortized discount and fees. Net borrowings as of November 3, 2018 and February 3, 2018 were as follows:

(in thousands)	November 3, 2018	February 3, 2018
Borrowings, gross at carrying amount	$253,250	$253,250
Unamortized discount	(930)	(1,184)
Unamortized fees	(2,178)	(2,380)
Borrowings, net	250,142	249,686
Less: short-term portion of borrowings, net	—	—
Long-term portion of borrowings, net	$250,142	249,686

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

The Company was in compliance with the covenants under the Credit Facilities as of November 3, 2018.

7. SHARE-BASED COMPENSATION

Financial statement impact

The Company recognized share-based compensation expense of $6.0 million and $16.9 million for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, and $5.4 million and $15.8 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively. The Company recognized tax benefits associated with share-based compensation expense of $1.3 million and $3.4 million for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, and $2.0 million and $6.0 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively.

Restricted stock units

The following table summarizes activity for restricted stock units for the thirty-nine weeks ended November 3, 2018:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares (1)	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at February 3, 2018	2,520,160	$15.35	690,174	$11.82	383,980	$16.50
Granted	764,213	21.79	197,979	21.77	142,014	33.69
Adjustments for performance achievement	—	—	(43,999)	20.10	(36,817)	19.04
Vested	(923,378)	17.19	—	—	(7,185)	19.04
Forfeited	(154,812)	15.41	(12,998)	12.17	(12,999)	17.28
Unvested at November 3, 2018	2,206,183	$16.83	831,156	$13.74	468,993	$21.45

(1)
Includes 449,923 unvested restricted stock units as of November 3, 2018, subject to vesting requirements related to the achievement of certain performance metrics, such as operating income and net income, for the fiscal year immediately preceding the vesting date. Holders of these restricted stock units have the opportunity to earn back one or more installments of the award if the cumulative performance requirements are met in a subsequent year. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can achieve up to 200% of their target vesting amount and are reflected at 100% of their target vesting amount in the table above.

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

Service-based restricted stock units are expensed on a straight-line basis over the total award’s requisite service period. Performance-based restricted stock units subject to graded vesting are expensed on an accelerated attribution basis. Performance share award expense is primarily recognized in the performance period of the award’s requisite service period. Market-based restricted stock units without graded vesting features are expensed on a straight-line basis over the award’s requisite service period. Compensation expense for stock options had been, and stock appreciation rights is, recognized on a straight-line basis over the award’s requisite service period. The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures. Unrecognized compensation expense presented excludes the effect of potential forfeitures, and will be adjusted for actual forfeitures as they occur.

As of November 3, 2018, there was $27.6 million, $8.0 million and $5.5 million of total unrecognized compensation cost, related to service-based, performance-based and market-based restricted stock units, respectively. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 16 months, 12 months and 13 months for service-based, performance-based and market-based restricted stock units, respectively.

The actual tax benefit realized for tax deductions related to the issuance of shares associated with the vesting of restricted stock units was $0.4 million and $5.3 million for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, and $0.2 million and $2.7 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively.

Additional information pertaining to restricted stock units for the thirty-nine weeks ended November 3, 2018 and October 28, 2017 follows:

(in thousands)	November 3, 2018	October 28, 2017
Service-based restricted stock units:
Total grant date fair value of awards granted	$16,652	$16,551
Total grant date fair value of awards vested	15,873	17,531

Performance-based restricted stock units:
Total grant date fair value of awards granted	$4,310	$4,774
Total grant date fair value of awards vested	—	—

Market-based restricted stock units:
Total grant date fair value of awards granted	$4,784	$2,793
Total grant date fair value of awards vested	137	—

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the thirty-nine weeks ended November 3, 2018 and October 28, 2017 were as follows:

	November 3, 2018	October 28, 2017
Grant date market price	$23.59	$11.43
Fair value	$33.69	$11.79
Assumptions:
Price volatility	54%	47%
Expected term (years)	2.9	2.9
Risk-free interest rate	2.4%	1.5%
Dividend yield	3.4%	7.0%
Average volatility of peer companies	37.4%	35.2%
Average correlation coefficient of peer companies	0.2709	0.2664

Stock appreciation rights

The following table summarizes stock appreciation rights activity for the thirty-nine weeks ended November 3, 2018:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (years)
Outstanding at February 3, 2018	3,010,720	$49.35
Granted	—	—
Exercised	(50,190)	22.21
Forfeited or expired	(1,903,746)	56.65
Outstanding at November 3, 2018	1,056,784	$37.68	$15,525	4.0
Stock appreciation rights exercisable at November 3, 2018	965,488	$39.09	$11,644	3.8
Stock appreciation rights expected to become exercisable in the future as of November 3, 2018	87,897	$22.85	$3,460	6.4

As of November 3, 2018, there was $0.3 million of total unrecognized compensation cost related to stock appreciation rights. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3 months.

The grant date fair value of stock appreciation rights that were exercised during the thirty-nine weeks ended November 3, 2018 and October 28, 2017 was $1.3 million and $2.2 million, respectively.

Stock options

The following table summarizes stock option activity for the thirty-nine weeks ended November 3, 2018:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (years)
Outstanding at February 3, 2018	87,200	$78.20
Granted	—	—
Exercised	—	—
Forfeited or expired	(87,200)	78.20
Outstanding at November 3, 2018	—	$—	$—	—
Stock options exercisable at November 3, 2018	—	$—	$—	—

As of November 3, 2018, there was no unrecognized compensation cost related to stock options.

8. DERIVATIVE INSTRUMENTS

The Company is exposed to risks associated with changes in foreign currency exchange rates and uses derivative instruments, primarily forward contracts, to manage the financial impacts of these exposures. The Company does not use forward contracts to engage in currency speculation and does not enter into derivative financial instruments for trading purposes.

The Company uses derivative instruments, primarily foreign currency exchange forward contracts designated as cash flow hedges, to hedge the foreign currency exchange rate exposure associated with forecasted foreign currency denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign currency denominated intercompany receivables. Fluctuations in foreign currency exchange rates will either increase or decrease the Company’s intercompany equivalent cash flows and affect the Company’s U.S. Dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed upon settlement date. These foreign currency exchange forward contracts typically have a maximum term of twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in accumulated other comprehensive loss (“AOCL”) into earnings. Under the current accounting guidance, substantially all of the unrealized gains or losses related to designated cash flow hedges as of November 3, 2018 would be recognized in cost of sales, exclusive of depreciation and amortization, over the next twelve months. Refer to Note 1, “BASIS OF PRESENTATION,” for further discussion of recent accounting pronouncements related to derivative instruments that could affect the Company's financial statements.

The Company presents its derivative assets and derivative liabilities at their gross fair values on the Condensed Consolidated Balance Sheets. However, the Company’s derivative contracts allow net settlements under certain conditions.

As of November 3, 2018, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign currency denominated intercompany inventory sales, the resulting settlement of the foreign currency denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount (1)
Euro	$105,013
British pound	$50,161
Canadian dollar	$19,494
Japanese yen	$9,928

(1)	Amounts reported are the U.S. Dollar notional amounts outstanding as of November 3, 2018.

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

As of November 3, 2018, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge foreign-currency-denominated net monetary assets/liabilities:

(in thousands)	Notional Amount (1)
Euro	$3,427

(1)	Amount reported is the U.S. Dollar notional amount outstanding as of November 3, 2018.

The location and amounts of derivative fair values on the Condensed Consolidated Balance Sheets as of November 3, 2018 and February 3, 2018 were as follows:

(in thousands)	Location	November 3, 2018	February 3, 2018	Location	November 3, 2018	February 3, 2018
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts		$11,050	$37		$—	$9,108
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts		$6	$—		$—	$39
Total	Other current assets	$11,056	$37	Accrued expenses	$—	$9,147

Refer to Note 3, “FAIR VALUE,” for further discussion of the determination of the fair value of derivative instruments.

The location and amounts of derivative gains and losses for the thirteen and thirty-nine weeks ended November 3, 2018 and October 28, 2017 on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

(in thousands)		Thirteen Weeks Ended		Thirty-nine Weeks Ended
Derivatives not designated as hedging instruments:	Location	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Foreign currency exchange forward contracts gain (loss)	Other operating income, net	$(1,912)	$634	$2,684	$83

	Effective Portion					Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain (Loss) Recognized in AOCL on Derivative Contracts (1)		Location of Gain (Loss) Reclassified from AOCL into Earnings	Amount of Gain (Loss) Reclassified from AOCL into Earnings (2)		Location of Gain Recognized in Earnings on Derivative Contracts	Amount of Gain (Loss) Recognized in Earnings on Derivative Contracts (3)
	Thirteen Weeks Ended
(in thousands)	November 3, 2018	October 28, 2017		November 3, 2018	October 28, 2017		November 3, 2018	October 28, 2017
Derivatives in cash flow hedging relationships:
Foreign currency exchange forward contracts	$2,051	$1,775	Cost of sales, exclusive of depreciation and amortization	$2,814	$(3,544)	Other operating income, net	$1,265	$975

	Thirty-nine Weeks Ended
(in thousands)	November 3, 2018	October 28, 2017		November 3, 2018	October 28, 2017		November 3, 2018	October 28, 2017
Derivatives in cash flow hedging relationships:
Foreign currency exchange forward contracts	$18,716	$(10,627)	Cost of sales, exclusive of depreciation and amortization	$(2,408)	$536	Other operating income, net	$4,320	$2,136

(1)	The amount represents the change in fair value of derivative contracts due to changes in spot rates.

(2)	The amount represents the reclassification from AOCL into earnings when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(3)
The amount represents the change in fair value of derivative contracts due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss for the thirteen and thirty-nine weeks ended November 3, 2018 was as follows:

	Thirteen Weeks Ended November 3, 2018
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at August 4, 2018	$(104,492)	$9,600	$(94,892)
Other comprehensive (loss) income before reclassifications	(3,111)	2,051	(1,060)
Reclassified from accumulated other comprehensive loss (1)	—	(2,814)	(2,814)
Tax effect	16	82	98
Other comprehensive loss	(3,095)	(681)	(3,776)
Ending balance at November 3, 2018	$(107,587)	$8,919	$(98,668)

	Thirty-nine Weeks Ended November 3, 2018
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 3, 2018	$(84,947)	$(10,107)	$(95,054)
Other comprehensive (loss) income before reclassifications	(22,656)	18,716	(3,940)
Reclassified from accumulated other comprehensive loss (1)	—	2,408	2,408
Tax effect	16	(2,098)	(2,082)
Other comprehensive (loss) income	(22,640)	19,026	(3,614)
Ending balance at November 3, 2018	$(107,587)	$8,919	$(98,668)

(1)
Amount represents (gain) loss reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

The activity in accumulated other comprehensive loss for the thirteen and thirty-nine weeks ended October 28, 2017 was as follows:

	Thirteen Weeks Ended October 28, 2017
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at July 29, 2017	$(101,448)	$(9,923)	$(111,371)
Other comprehensive (loss) income before reclassifications	(2,451)	1,775	(676)
Reclassified from accumulated other comprehensive loss (1)	—	3,544	3,544
Tax effect	(1,045)	199	(846)
Other comprehensive (loss) income	(3,496)	5,518	2,022
Ending balance at October 28, 2017	$(104,944)	$(4,405)	$(109,349)

	Thirty-nine Weeks Ended October 28, 2017
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 28, 2017	$(126,127)	$4,825	$(121,302)
Other comprehensive income before reclassifications	22,228	(10,627)	11,601
Reclassified from accumulated other comprehensive loss (1)	—	(536)	(536)
Tax effect	(1,045)	1,933	888
Other comprehensive income (loss)	21,183	(9,230)	11,953
Ending balance at October 28, 2017	$(104,944)	$(4,405)	$(109,349)

(1)
Amount represents (gain) loss reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

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

The following table provides the Company’s net sales by operating segment for the thirteen and thirty-nine weeks ended November 3, 2018 and October 28, 2017.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Hollister	$515,125	$508,086	$1,439,589	$1,329,401
Abercrombie	346,069	351,026	994,918	970,131
Total	$861,194	$859,112	$2,434,507	$2,299,532

The following table provides the Company’s net sales by geographic area for the thirteen and thirty-nine weeks ended November 3, 2018 and October 28, 2017.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
United States	$562,590	$554,673	$1,543,162	$1,434,019
Europe	187,516	192,698	549,530	543,578
Other	111,088	111,741	341,815	321,935
Total	$861,194	$859,112	$2,434,507	$2,299,532

11. CONTINGENCIES

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. The Company’s legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes estimated liabilities for the outcome of litigation where losses are deemed probable and the amount of loss, or range of loss is reasonably estimable. The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates. Based on currently available information, the Company cannot estimate a range of reasonably possible losses in excess of these accrued charges for legal contingencies. In addition, the Company has not established accruals for certain claims and legal proceedings pending against the Company where it is not possible to reasonably estimate the outcome of or potential liability, and cannot estimate a range of reasonably possible losses for these legal matters.

Actual liabilities may differ from the amounts recorded, due to uncertainties regarding final settlement agreement negotiations, court approvals and the terms of any approval by the courts, and there can be no assurance that final resolution of legal matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts.

Certain legal matters

The Company was a defendant in two separate class action lawsuits filed by former associates of the Company who are represented by the same counsel. The first lawsuit, filed in 2013, alleged failure to indemnify business expenses and a series of derivative claims for compelled patronization, inaccurate wage statements, waiting time penalties, minimum wage violations and unfair competition under California state law on behalf of all non-exempt hourly associates at Abercrombie & Fitch, abercrombie kids, Hollister and Gilly Hicks stores in California. Four subclasses of associates were certified, and the matter was before a U.S. District Court of California. The second lawsuit, filed in 2015, alleged that associates were required to purchase uniforms without reimbursement in violation of federal law, and laws of the states of New York, Florida and Massachusetts, as well as derivative putative state law claims and sought to pursue such claims on a class and collective basis. On December 12, 2017, a U.S. District Court of California granted the parties’ stipulation to transfer and combine the first-filed lawsuit with the second-filed lawsuit then pending before a U.S. District Court of Ohio. Both matters were mediated and the parties signed a settlement with a maximum potential payment of $25.0 million subject to a claim process. On February 16, 2018, a U.S. District Court of Ohio granted preliminary approval of the proposed settlement and ordered that notice of the proposed settlement be given to the absent members of the settlement class. On November 7, 2018, the U.S. District Court of Ohio granted final approval of the proposed settlement, which will result in a full and final settlement of all claims in both lawsuits on a class-wide basis for an ultimate settlement amount of approximately $10.1 million, to be paid by the Company in the fourth quarter of Fiscal 2018, based on the actual claims made by members of the class. As of November 3, 2018, the Company had accrued charges for this payment obligation of $10.1 million, classified within accrued expenses on the accompanying Condensed Consolidated Balance Sheet.

In addition to the matters discussed above, the Company was a defendant in certain other class action lawsuits filed by former associates of the Company. These lawsuits, assigned to the same judge in a U.S. District Court of California, alleged non-exempt hourly associates of the Company were not properly compensated, in violation of federal and California law, for call-in practices requiring associates to engage in certain pre-shift activities in order to determine whether they should report to work and the Company’s alleged failure to pay reporting time pay and all wages earned at termination. In addition, these lawsuits included derivative claims alleging inaccurate wage statements and unfair competition under California state law on behalf of non-exempt hourly associates. One of these lawsuits was mediated and the parties involved have signed a $9.6 million settlement agreement, which was preliminary approved by a U.S. District Court of California. On November 20, 2018 the U.S. District Court of California granted final approval of the proposed settlement, which will result in a full and final settlement of all claims made therein for an ultimate settlement amount of $9.6 million, to be paid by the Company in the fourth quarter of Fiscal 2018. The ultimate settlement amount could be subject to appeal from class members. As of November 3, 2018, the Company had accrued charges for this legal contingency of $9.6 million, classified within accrued expenses on the accompanying Condensed Consolidated Balance Sheet. There can be no absolute assurance of the ultimate outcome of this litigation.

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

Summary results of operations

The table below summarizes the Company’s results of operations and reconciles financial measures determined in accordance with accounting principles generally accepted in the U.S. (“GAAP”) to non-GAAP financial measures for the thirteen and thirty-nine week periods ended November 3, 2018 and October 28, 2017. Additional discussion about why the Company believes that these non-GAAP financial measures are useful to investors is provided below under “NON-GAAP FINANCIAL MEASURES.”

	November 3, 2018			October 28, 2017
(in thousands, except change in comparable sales, gross profit rate and per share amounts)	GAAP	Excluded Items (1)	Non-GAAP	GAAP	Excluded Items (1)	Non-GAAP
Thirteen Weeks Ended
Net sales	$861,194	$—	$861,194	$859,112	$—	$859,112
Change in net sales	0%
Change in comparable sales (2)			3%			4%
Gross profit rate	61.3%	—%	61.3%	61.3%	—%	61.3%
Operating income	$39,680	$3,005	$36,675	$22,740	$(14,550)	$37,290
Net income attributable to A&F	$23,919	$1,536	$22,383	$10,075	$(10,433)	$20,508
Net income per diluted share attributable to A&F	$0.35	$0.02	$0.33	$0.15	$(0.15)	$0.30

Thirty-nine Weeks Ended
Net sales	$2,434,507	$—	$2,434,507	$2,299,532	$—	$2,299,532
Change in net sales	6%
Change in comparable sales (2)			3%			0%
Gross profit rate	60.7%	—%	60.7%	60.3%	—%	60.3%
Operating (loss) income	$(2,300)	$(11,266)	$8,966	$(68,290)	$(20,685)	$(47,605)
Net loss attributable to A&F	$(22,395)	$(10,547)	$(11,848)	$(67,116)	$(14,958)	$(52,158)
Net loss per diluted share attributable to A&F	$(0.33)	$(0.16)	$(0.17)	$(0.98)	$(0.22)	$(0.76)

(1)	Refer to “RESULTS OF OPERATIONS” for details on excluded items.

(2)
Comparable sales are calculated on a constant currency basis. Due to the calendar shift resulting from the 53rd week in Fiscal 2017, comparable sales for the thirteen weeks ended November 3, 2018 are compared to the thirteen weeks ended November 4, 2017. Refer to the discussion below in “NON-GAAP FINANCIAL MEASURES” for further details on the comparable sales calculation.

As of November 3, 2018, the Company had $520.5 million in cash and equivalents, and $253.3 million in gross borrowings outstanding under the Term Loan Facility. Net cash provided by operating activities was $77.2 million for the thirty-nine weeks ended November 3, 2018. The Company also used cash of $68.7 million to repurchase approximately 2.9 million shares of A&F’s Common Stock in the open market, $98.8 million for capital expenditures and $40.6 million to pay dividends during the thirty-nine weeks ended November 3, 2018.

As of October 28, 2017, the Company had $459.3 million in cash and equivalents, and $268.3 million in gross borrowings outstanding under the Term Loan Facility. Net cash provided by operating activities was $31.4 million for the thirty-nine weeks ended October 28, 2017. The Company also used cash of $86.3 million for capital expenditures and $40.8 million to pay dividends during the thirty-nine weeks ended October 28, 2017.

STORE ACTIVITY

Store count and gross square footage by brand and geography for the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively, were as follows:

	Hollister (1)		Abercrombie (2)		Total
	United States	International	United States	International	United States	International
February 3, 2018	394	144	285	45	679	189
New	6	3	4	3	10	6
Closed	—	—	(5)	—	(5)	—
November 3, 2018	400	147	284	48	684	195
Gross square footage (in thousands):
November 3, 2018	2,705	1,219	2,156	639	4,861	1,858

	Hollister (1)		Abercrombie (2)		Total
	United States	International	United States	International	United States	International
January 28, 2017	398	145	311	44	709	189
New	1	—	3	1	4	1
Closed	(3)	—	(10)	(1)	(13)	(1)
October 28, 2017	396	145	304	44	700	189
Gross square footage (in thousands):
October 28, 2017	2,694	1,216	2,355	615	5,049	1,831

(1)
Excludes eight international franchise stores as of November 3, 2018, five international franchise stores as of each of February 3, 2018 and October 28, 2017, and three international franchise stores as of January 28, 2017.

(2)
Includes Abercrombie & Fitch and abercrombie kids brands. Excludes six international franchise stores as of November 3, 2018, four international franchise stores as of each of February 3, 2018 and October 28, 2017, and one international franchise store as of January 28, 2017.

CURRENT TRENDS AND OUTLOOK

We are pleased with our third quarter performance, with net sales up slightly despite adverse impacts from the calendar shift resulting from Fiscal 2017’s 53rd week and changes in foreign currency exchange rates, and our fifth consecutive quarter of positive comparable sales, with growth across brands. We delivered comparable sales of 3%, on top of 4% last year, with continued gross profit rate stabilization. Our strong U.S omnichannel business, and 16% global digital sales growth, confirm that our playbooks are working.

During the third quarter, we improved net income over last year, while continuing to invest in the transformation of our business. As previously discussed, these transformation initiatives are focused on the following four pillars:

•	continuing our global store network optimization;

•	enhancing digital and omnichannel capabilities;

•
streamlining our end-to-end concept to customer process by investing in capabilities to position our supply chain for greater speed and efficiency, while leveraging data and analytics to offer the right product at the right time; and

•	optimizing our marketing investments, including leveraging our growing loyalty programs.

As expected, we had a solid start to the holiday season, demonstrating the effectiveness of our continued focus on the customer. We are well-positioned to deliver top-line growth, gross profit rate expansion and operating expense leverage for the full year.

Fourth quarter of Fiscal 2018 outlook

For the fourth quarter of Fiscal 2018, we expect:

•
Net sales to be down mid single digits, including the adverse effect from the calendar shift and the loss of Fiscal 2017’s 53rd week of approximately $60 million and the adverse effect from changes in foreign currency exchange rates.

•	Comparable sales to be up low single digits.

•	A gross profit rate flat to up slightly from the Fiscal 2017 rate of 58.4%.

•	GAAP operating expense, excluding other operating income to be down in the range of 1-2% from Fiscal 2017 adjusted non-GAAP operating expense of $561 million.

•	Other operating income, which fluctuates due to changes in foreign currency exchange rates, to be approximately $2 million.

•	An effective tax rate in the mid-to-upper 20s.

•	A weighted average fully-diluted share count of approximately 68 million shares, excluding the effect of potential share buybacks.

•	Inventory to be flat to up low single digits from Fiscal 2017 ending inventory of $424 million.

Full year Fiscal 2018 outlook

For Fiscal 2018, we expect:

•
Net sales to be up in the range of 2% to 4%, including the adverse effect from the loss of Fiscal 2017’s 53rd week of approximately $40 million, partially offset by a benefit from foreign currency exchange rates.

•	Comparable sales to be up in the range of 2% to 4%.

•	A gross profit rate up slightly from the Fiscal 2017 rate of 59.7%.

•
GAAP operating expense, excluding other operating income to be up approximately 2% from Fiscal 2017 adjusted operating expense of $2 billion, including $11 million of net charges this year related to asset impairment and certain legal matters that are excluded from adjusted non-GAAP operating expense. We expect adjusted non-GAAP operating expense to be up approximately 1.5%.

•
An effective tax rate in the mid-to-upper 30s, including discrete non-cash net income tax charges of approximately $9 million related to share-based compensation accounting standards that went into effect in Fiscal 2017. The full year effective tax rate also includes discrete net tax charges of $2 million related to the Tax Cuts and Jobs Act of 2017 provisional estimate, which are excluded from adjusted non-GAAP results.

•	A weighted average fully-diluted share count of approximately 69 million shares, excluding the effect of potential share buybacks.

•
Capital expenditures to be approximately $145 million, including approximately $90 million for store updates and new stores, and approximately $55 million for the continued rollout of omnichannel and CRM capabilities, including investments in our loyalty programs, information technology and other investments.

•	To deliver approximately 70 new store experiences through new store prototypes, remodeled stores and right-sizes.

•	To close up to 40 stores, primarily in the U.S.

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

Comparable sales

In addition, the Company provides comparable sales, defined as the aggregate of (1) year-over-year sales for stores that have been open as the same brand at least one year and whose square footage has not been expanded or reduced by more than 20% within the past year, with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations, and (2) year-over-year direct-to-consumer sales with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations. Comparable sales excludes revenue other than store and direct-to-consumer sales. Due to the calendar shift in Fiscal 2018, resulting from the 53rd week in Fiscal 2017, comparable sales for the Fiscal 2018 quarterly periods ended May 5, 2018, August 4, 2018, November 3, 2018 and February 2, 2019 are to be compared to the thirteen weeks ended May 6, 2017, August 5, 2017, November 4, 2017 and February 3, 2018, respectively. Management uses comparable sales to understand the drivers of year-over-year changes in net sales as well as a performance metric for certain performance-based restricted stock units. The Company believes comparable sales is a useful metric as it can assist investors in distinguishing the portion of the Company’s revenue attributable to existing locations from the portion attributable to the opening or closing of stores. The most directly comparable GAAP financial measure is change in net sales.

Calendar shift impact

The estimated impact from the calendar shift, resulting from Fiscal 2017’s 53rd week, is calculated on a constant currency basis using the difference between net sales for the thirteen weeks and thirty-nine weeks ended November 4, 2017 and reported net sales for the thirteen and thirty-nine weeks ended October 28, 2017. In addition, the estimated impact from the calendar shift on net income (loss) per diluted share is calculated using the gross profit rate differential between shifted weeks, an assumption for the variable component of operating expenses for changes in net sales, a 27% effective tax rate and the prior year period’s weighted-average diluted shares.

Excluded items

The following financial measures are disclosed on a GAAP and on an adjusted non-GAAP basis excluding the following items, as applicable:

Financial measures (1)	Excluded items
Marketing, general and administrative expense	Benefits and charges related to certain legal matters
Operating income (loss)	Asset impairment; benefits and charges related to certain legal matters
Net income (loss) and net income (loss) per share attributable to A&F (2)	Asset impairment; benefits and charges related to certain legal matters; discrete net tax charges related to the Act; and the tax effect of excluded items

(1)	Certain of these financial measures are also expressed as a percentage of net sales.

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

RESULTS OF OPERATIONS

THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2018 VERSUS OCTOBER 28, 2017

Net sales

	Thirteen Weeks Ended
	November 3, 2018	October 28, 2017
(in thousands)	Net Sales	Net Sales	$ Change	% Change	Change in Comparable Sales (1)
Hollister	$515,125	$508,086	$7,039	1%	4%
Abercrombie (2)	346,069	351,026	(4,957)	(1)%	1%
Total net sales	$861,194	$859,112	$2,082	0%	3%

United States	$562,590	$554,673	$7,917	1%	6%
International	298,604	304,439	(5,835)	(2)%	(3)%
Total net sales	$861,194	$859,112	$2,082	0%	3%

	Thirty-nine Weeks Ended
	November 3, 2018	October 28, 2017
(in thousands)	Net Sales	Net Sales	$ Change	% Change	Change in Comparable Sales (1)
Hollister	$1,439,589	$1,329,401	$110,188	8%	4%
Abercrombie (2)	994,918	970,131	24,787	3%	2%
Total net sales	$2,434,507	$2,299,532	$134,975	6%	3%

United States	$1,543,162	$1,434,019	$109,143	8%	7%
International	891,345	865,513	25,832	3%	(2)%
Total net sales	$2,434,507	$2,299,532	$134,975	6%	3%

(1)
Comparable sales are calculated on a constant currency basis. Due to the calendar shift resulting from the 53rd week in Fiscal 2017, comparable sales for the thirteen weeks ended November 3, 2018 are compared to the thirteen weeks ended November 4, 2017. Comparable sales for the thirty-nine weeks ended November 3, 2018 are compared to the thirty-nine weeks ended November 4, 2017. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

(2)	Includes Abercrombie & Fitch and abercrombie kids brands.

For the third quarter of Fiscal 2018, net sales were up slightly as compared to the third quarter of Fiscal 2017, with units sold approximately flat year-over-year and average unit retail up slightly. The year-over-year change in net sales reflects:

•	Changes in foreign currency exchange rates, which adversely impacted net sales by approximately $7 million, or 1%;

•	The calendar shift resulting from Fiscal 2017’s 53rd week, which adversely impacted net sales by approximately $20 million, or 2%; and,

•	Positive comparable sales of 3%, which do not include impacts from changes in foreign currency exchange rates or the calendar shift.

For the year-to-date period of Fiscal 2018, net sales increased 6% as compared to the year-to-date period of Fiscal 2017, primarily attributable to an increase in units sold. The year-over-year change in net sales reflects:

•	Changes in foreign currency exchange rates, which benefited net sales by approximately $26 million, or 1%;

•	The calendar shift resulting from Fiscal 2017’s 53rd week, which benefited net sales by approximately $20 million, or 1%; and,

•	Positive comparable sales of 3%, which do not include impacts from changes in foreign currency exchange rates or the calendar shift.

Cost of sales, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	November 3, 2018		October 28, 2017
(in thousands)		% of Net Sales		% of Net Sales
Cost of sales, exclusive of depreciation and amortization	$333,375	38.7%	$332,485	38.7%

Gross profit	$527,819	61.3%	$526,627	61.3%

	Thirty-nine Weeks Ended
	November 3, 2018		October 28, 2017
(in thousands)		% of Net Sales		% of Net Sales
Cost of sales, exclusive of depreciation and amortization	$957,448	39.3%	$913,085	39.7%

Gross profit	$1,477,059	60.7%	$1,386,447	60.3%

For the third quarter of Fiscal 2018, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales was approximately flat as compared to the third quarter of Fiscal 2017.

For the year-to-date period of Fiscal 2018 cost of sales, exclusive of depreciation increased $44.4 million as compared to the year-to-date period of Fiscal 2017, primarily driven by the year-over-year increase in net sales and an increase in freight costs. For the year-to-date period of Fiscal 2018 cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 40 basis points as compared to the year-to-date period of Fiscal 2017 primarily due to costs increasing at a lower rate than the relative increase in net sales.

Stores and distribution expense

	Thirteen Weeks Ended
	November 3, 2018		October 28, 2017
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$371,859	43.2%	$375,944	43.8%

	Thirty-nine Weeks Ended
	November 3, 2018		October 28, 2017
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$1,107,566	45.5%	$1,105,168	48.1%

For the third quarter of Fiscal 2018, stores and distribution expense as a percentage of net sales decreased by approximately 60 basis points as compared to the third quarter of Fiscal 2017, primarily due to expense reduction efforts within store occupancy expense, partially offset by higher direct-to-consumer expense as a percentage of total net sales. For the third quarter of Fiscal 2018, store occupancy expense, a component of stores and distribution expense which includes rent, depreciation, utilities and other store expenses, decreased as a percentage of net sales by approximately 130 basis points as compared to the third quarter of Fiscal 2017.

For the year-to-date period of Fiscal 2018, stores and distribution expense as a percentage of net sales decreased by approximately 260 basis points as compared to the year-to-date period of Fiscal 2017, primarily due to the leveraging effect from higher net sales and expense reductions within store occupancy expense, partially offset by higher direct-to-consumer expense as a percentage of total net sales and $3.9 million of lease termination charges related to the A&F flagship store lease in Copenhagen. For the year-to-date period of Fiscal 2018, store occupancy expense decreased as a percentage of net sales by approximately 210 basis points as compared to the year-to-date period of Fiscal 2017.

Marketing, general and administrative expense

	Thirteen Weeks Ended
	November 3, 2018		October 28, 2017
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$117,181	13.6%	$124,533	14.5%
Deduct:
Benefits (charges) related to certain legal matters (1)	3,005	0.3%	(11,070)	(1.3)%
Adjusted non-GAAP marketing, general and administrative expense	$120,186	14.0%	$113,463	13.2%

	Thirty-nine Weeks Ended
	November 3, 2018		October 28, 2017
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$365,961	15.0%	$343,779	14.9%
Deduct:
Charges related to certain legal matters (2)	(2,595)	(0.1)%	(11,070)	(0.5)%
Adjusted non-GAAP marketing, general and administrative expense	$363,366	14.9%	$332,709	14.5%

(1)
The third quarter of Fiscal 2018 includes benefits of $3.0 million related to an update of previously accrued legal charges in connection with a class action settlement, which received final court approval in the fourth quarter of Fiscal 2018. The third quarter of Fiscal 2017 includes legal charges of $11.1 million in connection with a proposed settlement of two related class actions, which received final court approval in the fourth quarter of Fiscal 2018. See Note 11, “CONTINGENCIES.”

(2)
The year-to-date period of Fiscal 2018 includes legal charges of $5.6 million and benefits of $3.0 million, each updating previously accrued legal charges in connection with class action settlements, which received final court approval in the fourth quarter of Fiscal 2018. The year-to-date period of Fiscal 2017 includes legal charges of $11.1 million in connection with a proposed settlement of two related class actions, which received final court approval in the fourth quarter of Fiscal 2018. See Note 11, “CONTINGENCIES.”

For the third quarter of Fiscal 2018, marketing, general and administrative expense as a percentage of net sales decreased by approximately 90 basis points as compared to the third quarter of Fiscal 2017, primarily due to the net year-over-year impact of items presented above and expense reduction efforts, partially offset by increases in marketing and expenses related to the transformation of the business. Excluding items presented above, third quarter of Fiscal 2018 adjusted non-GAAP marketing, general and administrative expense as a percentage of net sales increased by approximately 80 basis points as compared to the third quarter of Fiscal 2017.

For the year-to-date period of Fiscal 2018, marketing, general and administrative expense as a percentage of net sales increased by approximately 10 basis points as compared to the year-to-date period of Fiscal 2017, primarily due to increases in marketing and expenses related to the transformation of the business, partially offset by the leveraging effect from increased net sales, the net year-over-year impact of items presented above and expense reduction efforts. Excluding items presented above, year-to-date Fiscal 2018 adjusted non-GAAP marketing, general and administrative expense as a percentage of net sales increased by approximately 40 basis points as compared to the year-to-date period of Fiscal 2017.

Asset impairment

The Company incurred store asset impairment charges of $0.7 million and $10.4 million for the third quarter and year-to-date period of Fiscal 2018, respectively, and $3.5 million and $10.3 million for the third quarter and year-to-date period of Fiscal 2017, respectively, primarily related to certain of the Company’s international Abercrombie & Fitch stores.

Other operating income, net

	Thirteen Weeks Ended
	November 3, 2018		October 28, 2017
(in thousands)		% of Net Sales		% of Net Sales
Other operating income, net	$1,557	0.2%	$70	0.0%

	Thirty-nine Weeks Ended
	November 3, 2018		October 28, 2017
(in thousands)		% of Net Sales		% of Net Sales
Other operating income, net	$4,551	0.2%	$4,555	0.2%

For the third quarter of Fiscal 2018, other operating income, net as a percentage of net sales increased by approximately 20 basis points as compared to the third quarter of Fiscal 2017, primarily due to higher foreign currency exchange rate related gains, partially offset by a change in classification of gift card breakage, discussed further in Note 1, “BASIS OF PRESENTATION.”

For the year-to-date period of Fiscal 2018, other operating income, net as a percentage of net sales was approximately flat as compared to the year-to-date period of Fiscal 2017 as higher foreign currency exchange rate related gains were offset by a change in classification of gift card breakage, discussed further in Note 1, “BASIS OF PRESENTATION.”

Operating income (loss)

	Thirteen Weeks Ended
	November 3, 2018		October 28, 2017
(in thousands)		% of Net Sales		% of Net Sales
Operating income	$39,680	4.6%	$22,740	2.6%
Deduct:
Asset impairment	—	0.0%	3,480	0.4%
(Benefits) charges related to certain legal matters (1)	(3,005)	(0.3)%	11,070	1.3%
Adjusted non-GAAP operating income	$36,675	4.3%	$37,290	4.3%

	Thirty-nine Weeks Ended
	November 3, 2018		October 28, 2017
(in thousands)		% of Net Sales		% of Net Sales
Operating loss	$(2,300)	(0.1)%	$(68,290)	(3.0)%
Deduct:
Certain asset impairment	8,671	0.4%	9,615	0.4%
Charges related to certain legal matters (2)	2,595	0.1%	11,070	0.5%
Adjusted non-GAAP operating income (loss)	$8,966	0.4%	$(47,605)	(2.1)%

(1)
The third quarter of Fiscal 2018 includes benefits of $3.0 million related to an update of previously accrued legal charges in connection with a class action settlement, which received final court approval in the fourth quarter of Fiscal 2018. The third quarter of Fiscal 2017 includes legal charges of $11.1 million in connection with a proposed settlement of two related class actions, which received final court approval in the fourth quarter of Fiscal 2018. See Note 11, “CONTINGENCIES.”

(2)
The year-to-date period of Fiscal 2018 includes legal charges of $5.6 million and benefits of $3.0 million, each updating previously accrued legal charges in connection with class action settlements, which received final court approval in the fourth quarter of Fiscal 2018. The year-to-date period of Fiscal 2017 includes legal charges of $11.1 million in connection with a proposed settlement of two related class actions, which received final court approval in the fourth quarter of Fiscal 2018. See Note 11, “CONTINGENCIES.”

For the third quarter of Fiscal 2018, operating income was $39.7 million as compared to $22.7 million for the third quarter of Fiscal 2017. Excluding items presented above, third quarter of Fiscal 2018 adjusted non-GAAP operating income was $36.7 million, as compared to $37.3 million for the third quarter of Fiscal 2017. Changes in foreign currency exchange rates benefited operating income by approximately $4 million, net of hedging.

For the year-to-date period of Fiscal 2018, operating loss was $2.3 million as compared to $68.3 million for the year-to-date period of Fiscal 2017. Excluding items presented above, year-to-date Fiscal 2018 adjusted non-GAAP operating income was $9.0 million as compared to adjusted non-GAAP operating loss of $47.6 million for the year-to-date period of Fiscal 2017. Changes in foreign currency exchange rates benefited operating loss by approximately $10 million, net of hedging.

Interest expense, net

	Thirteen Weeks Ended
	November 3, 2018		October 28, 2017
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$5,643	0.7%	$6,114	0.7%
Interest income	(2,786)	(0.3)%	(1,543)	(0.2)%
Interest expense, net	$2,857	0.3%	$4,571	0.5%

	Thirty-nine Weeks Ended
	November 3, 2018		October 28, 2017
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$17,000	0.7%	$16,781	0.7%
Interest income	(8,102)	(0.3)%	(4,001)	(0.2)%
Interest expense, net	$8,898	0.4%	$12,780	0.6%

Interest expense, net primarily consists of interest expense on borrowings outstanding under the Company’s Term Loan Facility, partially offset by realized gains from the trust-owned life insurance policies held in the irrevocable rabbi trust (the “Rabbi Trust”) and interest income earned on the Company’s investments and cash holdings.

For the third quarter and the year-to-date period of Fiscal 2018, interest expense, net as a percentage of net sales decreased as compared to the third quarter and year-to-date period of Fiscal 2017 by approximately 20 basis points and 20 basis points, respectively, primarily due to higher interest income earned on the Company’s investments and cash holdings.

Income tax expense (benefit)

	Thirteen Weeks Ended
	November 3, 2018		October 28, 2017
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$12,047	32.7%	$7,553	41.6%
Deduct:
Tax effect of excluded items (1)	(1,064)		4,117
Tax Cuts and Jobs Act of 2017 net charges (2)	(405)		—
Adjusted non-GAAP income tax expense	$10,578	31.3%	$11,670	35.7%

	Thirty-nine Weeks Ended
	November 3, 2018		October 28, 2017
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense (benefit)	$8,358	(74.6)%	$(16,062)	19.8%
Deduct:
Tax effect of excluded items (1)	3,166		5,727
Tax Cuts and Jobs Act of 2017 net charges (2)	(2,447)		—
Adjusted non-GAAP income tax expense (benefit)	$9,077	13,348.5%	$(10,335)	17.1%

(1)
Refer to “Operating income (loss)” for details of excluded items. The tax effect of excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis.

(2)	Discrete tax charges related to the Act. See Note 5, “INCOME TAXES,” for further discussion.

For the third quarter of Fiscal 2018, the effective tax rate was 32.7% as compared to 41.6% for the third quarter of Fiscal 2017. In the third quarter of Fiscal 2018, the effective tax rate was impacted by discrete income tax net charges of $0.4 million related to the provisional estimate of the Act and discrete non-cash income tax charges related to the expiration of certain share-based compensation awards of $1.8 million. In the third quarter of Fiscal 2017, the effective tax rate was impacted by discrete non-cash income tax charges related to the expiration of certain share-based compensation awards of $0.2 million. Excluding items presented above in the table under “Operating income (loss),” and charges related to the Act, the third quarter Fiscal 2018 adjusted non-GAAP effective tax rate was 31.3% as compared to 35.7% for the third quarter of Fiscal 2017.

For the year-to-date period of Fiscal 2018, the effective tax rate was -74.6% as compared to 19.8% for the year-to-date period of Fiscal 2017. In both the Fiscal 2018 and Fiscal 2017 year-to-date period, the effective tax rate was impacted by discrete non-cash income tax charges related to the expiration of certain share-based compensation awards of $9.8 million and $10.1 million, respectively. In addition, for the year-to-date period of Fiscal 2018 the effective tax rate was also impacted by a discrete income tax net charges of $2.4 million related to the provisional estimate of the Act. Excluding items presented above in the table under “Operating income (loss),” and charges related to the Act, the year-to-date Fiscal 2018 adjusted non-GAAP effective tax rate, which is highly sensitive at lower levels of pre-tax earnings, was not meaningful as compared to 17.1% for the year-to-date period of Fiscal 2017.

For the third quarter and the year-to-date period of Fiscal 2018, the year-over-year change in the effective tax rate, which is highly sensitive at lower levels of pre-tax earnings, was primarily driven by changes in the level and mix of consolidated pre-tax earnings between operating and valuation allowance jurisdictions and the reduction in the U.S. federal corporate income tax rate from 35% to 21% as a result of the enactment of the Act in the fourth quarter of Fiscal 2017.

Net income (loss) and Net income (loss) per share attributable to A&F

	Thirteen Weeks Ended
	November 3, 2018		October 28, 2017
(in thousands)		% of Net Sales		% of Net Sales
Net income attributable to A&F	$23,919	2.8%	$10,075	1.2%
Adjusted non-GAAP net income attributable to A&F (1)	$22,383	2.6%	$20,508	2.4%

Net income per diluted share attributable to A&F	$0.35		$0.15
Adjusted non-GAAP net income per diluted share attributable to A&F (1)	$0.33		$0.30

	Thirty-nine Weeks Ended
	November 3, 2018		October 28, 2017
(in thousands)		% of Net Sales		% of Net Sales
Net loss attributable to A&F	$(22,395)	(0.9)%	$(67,116)	(2.9)%
Adjusted non-GAAP net loss attributable to A&F (1)	$(11,848)	(0.5)%	$(52,158)	(2.3)%

Net loss per diluted share attributable to A&F	$(0.33)		$(0.98)
Adjusted non-GAAP net loss per diluted share attributable to A&F (1)	$(0.17)		$(0.76)

(1)	Excludes items presented above under “Operating income (loss),” and “Income tax expense (benefit).”

For the third quarter of Fiscal 2018, net income per diluted share attributable to A&F was $0.35 as compared to $0.15 for the third quarter of Fiscal 2017. Excluding items presented above under “Operating income (loss),” and “Income tax expense (benefit),” third quarter of Fiscal 2018 adjusted non-GAAP net income per diluted share attributable to A&F was $0.33, as compared to $0.30 last year. The year-over-year change in net income per diluted share attributable to A&F reflects:

•	Changes in foreign currency exchange rates, which benefited net income per diluted share attributable to A&F by approximately $0.05, net of hedging; and,

•	The calendar shift resulting from Fiscal 2017’s 53rd week, which was estimated to have adversely impacted net income per diluted share attributable to A&F by approximately $0.05.

For the year-to-date period of Fiscal 2018, net loss per diluted share attributable to A&F was $0.33 as compared to $0.98 for the year-to-date period of Fiscal 2017. Excluding items presented above under “Operating income (loss),” and “Income tax expense (benefit),” year-to-date Fiscal 2018 adjusted non-GAAP net loss per diluted share attributable to A&F was $0.17, as compared to $0.76 last year. The year-over-year change in net loss per diluted share attributable to A&F reflects:

•	Changes in foreign currency exchange rates, which benefited net loss per diluted share attributable to A&F by approximately $0.11, net of hedging; and,

•	The calendar shift resulting from Fiscal 2017’s 53rd week, which was estimated to have benefited net loss per diluted share attributable to A&F by approximately $0.14.

LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL SOURCES AND USES OF CASH

Seasonality of cash flows

The Company’s business has two principal selling seasons: the spring season, which includes the first and second fiscal quarters (“Spring”) and the fall season, which includes the third and fourth fiscal quarters (“Fall”). As is typical in the apparel industry, the Company experiences its greatest sales activity during Fall due to Back-to-School and Holiday sales periods. The Company relies on excess operating cash flows, which are largely generated in Fall, to fund operations throughout the year and to reinvest in the business to support future growth. The Company also has a revolving credit facility available as a source of additional funding.

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

As of November 3, 2018, the borrowing base on the Amended ABL Facility was $400.0 million.

The Company uses, in the ordinary course of business, stand-by letters of credit under the Amended ABL Facility. As of November 3, 2018 and February 3, 2018, the Company had not drawn on the Amended ABL Facility, but had outstanding stand-by letters of credit under the Amended ABL Facility of approximately $1.1 million and $1.9 million, respectively. The Company has no other off-balance sheet arrangements.

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

Operating activities

For the thirty-nine weeks ended November 3, 2018, net cash provided by operating activities was $77.2 million as compared to $31.4 million for the thirty-nine weeks ended October 28, 2017. The year-over-year change in cash flow associated with operating activities was primarily due to higher cash receipts from increased net sales, decreased rent payments, and increased payments to vendors in the fourth quarter of Fiscal 2017 which resulted in lower cash payments in Fiscal 2018 as compared to the prior year. These year-over-year changes were partially offset by an increase in incentive compensation payments in Fiscal 2018 primarily related to Fiscal 2017 performance, and income tax refunds received in Fiscal 2017 from prior year tax returns.

Investing activities

For the thirty-nine weeks ended November 3, 2018 and October 28, 2017, cash used for investing activities included capital expenditures of $98.8 million and $86.3 million, respectively, primarily for store updates and new stores, as well as direct-to-consumer and omnichannel and information technology investments.

Financing activities

For the thirty-nine weeks ended November 3, 2018, cash used for financing activities consisted primarily for the repurchase of approximately 2.9 million shares of A&F’s Common Stock in the open market with a market value of approximately $68.7 million and dividend payments of $40.6 million. For the thirty-nine weeks ended October 28, 2017, cash used for financing activities consisted primarily of dividend payments of $40.8 million.

FUTURE CASH REQUIREMENTS AND SOURCES OF CASH

The Company’s capital allocation strategy remains to prioritize investments in the business to build on the foundation for sustainable long-term growth and invest in projects that have the highest expected return, and to evaluate opportunities to accelerate potential investments, including improvements in customer experience, both in stores and online. These improvements include store remodels and right-sizes, new store openings, and acceleration of our transformation efforts. The Company also evaluates store closures quarterly, including flagship lease buyouts and kick-outs. In addition, the Company returns cash to stockholders through dividends and completes share repurchases as deemed appropriate. Capital allocation priorities and investments are reviewed by the Company’s Board of Directors considering both liquidity and valuation factors.

To execute its capital allocation strategy, the Company relies on excess operating cash flows, which are largely generated in the Fall season, to fund operations throughout the fiscal year and to reinvest in the business to support future growth. The Company also has availability under the Amended ABL Facility as a source of additional funding. Over the next twelve months, the Company’s primary cash requirements will be to fund operating activities, including the acquisition of inventory, and obligations related to compensation, leases, any obligations related to lease buyouts or kickouts we may exercise, taxes and other operating activities, as well as to fund capital expenditures, marketing initiatives, quarterly dividends to stockholders subject to approval by A&F’s Board of Directors and debt service requirements, including voluntary debt prepayments, or required repayments, if any, based on annual excess cash flows, as defined in the credit agreement applicable to the Term Loan Facility.

The Company may repurchase shares of its Common Stock and, if it were to do so, would anticipate funding such repurchases by utilizing free cash flow generated from operations or proceeds from the Amended ABL Facility. As of November 3, 2018, A&F had the ability to repurchase up to 3.6 million shares as part of the A&F Board of Directors’ previously approved authorization.

Income taxes

As of November 3, 2018, certain foreign subsidiaries have lent approximately $266.9 million to certain U.S. subsidiaries resulting in $331.9 million of the Company’s $520.5 million of cash and equivalents being held by U.S. subsidiaries. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or pay dividends to A&F’s stockholders. As a result of the adoption of a modified territorial system under the Act, future earnings from foreign subsidiaries are generally not subject to additional federal tax upon repatriation. Because of the complexities associated with the Act, the Company has not fully concluded on its position with respect to reinvestment of remaining and future foreign earnings and whether its existing international structure for the various jurisdictions is the optimal structure for the future, but expects to complete this assessment in Fiscal 2018.

In the third quarter of Fiscal 2018, the Company decided to repatriate $250 million of the Company’s undistributed foreign earnings to the U.S. in the fourth quarter of Fiscal 2018. See Note 5, “INCOME TAXES,” for further discussion, including the impact of provisional tax expense at the state level. If additional funds were to be repatriated to the U.S., there could be implications at the state and foreign levels.

Capital expenditures

For Fiscal 2018, the Company expects capital expenditures to be approximately $145 million, primarily for store updates and new stores, as well as direct-to-consumer, omnichannel and information technology and other investments.

Other

The Company expects cash payments to be paid in the fourth quarter of Fiscal 2018, in connection with certain legal matters, which received final court approval in the fourth quarter of Fiscal 2018. See Note 11, “CONTINGENCIES.”

OFF-BALANCE SHEET ARRANGEMENTS

The Company uses, in the ordinary course of business, stand-by letters of credit under the Amended ABL Facility. The Company has no other off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations consist primarily of operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs. During the thirty-nine weeks ended November 3, 2018, there were no material changes in the contractual obligations as of February 3, 2018, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

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

Investment securities

The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million and $2.3 million for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, and realized gains of $0.8 million and $2.3 million for the thirteen and thirty-nine weeks ended October 28, 2017, respectively, which are recorded in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Rabbi Trust assets are included in other assets on the Condensed Consolidated Balance Sheets as of November 3, 2018 and February 3, 2018, and are restricted in their use as noted above.

Interest rate risks

As of November 3, 2018, the Company has approximately $253.3 million in gross borrowings outstanding under its Term Loan Facility and no borrowings outstanding under its Amended ABL Facility. The Credit Facilities carry interest rates that are tied to LIBO rate, or an alternate base rate, plus a margin. The interest rate on the Term Loan Facility has a 100 basis point LIBO rate floor, and assuming no changes in the Company’s financial structure as it stands, an increase in market interest rates of 100 basis points would increase annual interest expense by approximately $2.6 million. This hypothetical analysis for the fifty-two weeks ending February 2, 2019 may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under the Company’s Credit Facilities.

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

The fair value of outstanding foreign currency exchange forward contracts included in other current assets was $11.1 million as of November 3, 2018 and insignificant as of February 3, 2018. The fair value of outstanding foreign currency exchange forward contracts included in accrued expenses was $9.1 million as of February 3, 2018. Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. Such a hypothetical devaluation would decrease derivative contract fair values by approximately $17.6 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair value would be largely offset by the net change in fair values of the underlying hedged items.

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended November 3, 2018. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of November 3, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in internal control over financial reporting

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended November 3, 2018 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. The Company’s legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes estimated liabilities for the outcome of litigation where losses are deemed probable and the amount of loss, or range of loss is reasonably estimable. The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates. The Company's accrued charges for certain legal contingencies are classified within accrued expenses on the Condensed Consolidated Balance Sheet included in “ITEM 1. FINANCIAL STATEMENTS (UNAUDITED),” of this Quarterly Report on Form 10-Q. In addition, the Company has not established accruals for certain claims and legal proceedings pending against the Company where it is not possible to reasonably estimate the outcome of or potential liability, and cannot estimate a range of reasonably possible losses for these legal matters.

Actual liabilities may differ from the amounts recorded, due to uncertainties regarding final settlement agreement negotiations, court approvals and the terms of any approval by the courts, and there can be no assurance that final resolution of legal matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts.

ITEM 1A.	RISK FACTORS

The Company’s risk factors as of November 3, 2018 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the third quarter of Fiscal 2018 that were not registered under the Securities Act of 1933, as amended.

The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen weeks ended November 3, 2018:

Period (Fiscal Month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (3)
August 5, 2018 through September 1, 2018	2,811	$25.85	—	4,756,426
September 2, 2018 through October 6, 2018	1,202,648	$21.12	1,184,488	3,571,938
October 7, 2018 through November 3, 2018	5,575	$18.15	—	3,571,938
Total	1,211,034	$21.12	1,184,488	3,571,938

(1)
26,546 shares of A&F’s Common Stock purchased during the thirteen weeks ended November 3, 2018 represented shares which were withheld for tax payments due upon the vesting of employee restricted stock units, classified in other financing activities on the Condensed Consolidated Statements of Cash Flows.

(2)
1,184,488 shares of A&F’s Common Stock were repurchased during the thirteen weeks ended November 3, 2018 pursuant to A&F’s publicly announced stock repurchase authorization. On August 14, 2012, A&F’s Board of Directors authorized the repurchase of 10.0 million shares of A&F’s Common Stock, which was announced on August 15, 2012.

(3)
The number shown represents, as of the end of each period, the maximum number of shares of A&F’s Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 2 above. The shares may be purchased, from time-to-time, depending on market conditions.

ITEM 6.     EXHIBITS

Exhibit No.	Document
10.1	Offer Letter from Abercrombie & Fitch to Gregory J. Henchel, executed by Mr. Henchel on September 3, 2018.*
10.2	Executive Agreement entered into between Abercrombie & Fitch Management Co. and Gregory J. Henchel, effective as of September 13, 2018, the execution date by Abercrombie & Fitch Management Co.*
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
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Thirteen and Thirty-nine Weeks Ended November 3, 2018 and October 28, 2017; (ii) Condensed Consolidated Balance Sheets at November 3, 2018 and February 3, 2018; (iii) Condensed Consolidated Statements of Cash Flows for the Thirty-nine Weeks Ended November 3, 2018 and October 28, 2017; and (iv) Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: December 12, 2018	By	/s/ Scott Lipesky
Scott Lipesky
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)