Form 10-K
period 2019-02-02
ABERCROMBIE & FITCH CO /DE/
filed 2019-04-01
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2019
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).     ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
Aggregate market value of the Registrant’s Class A Common Stock (the only outstanding common equity of the Registrant) held by non-affiliates of the Registrant (for this purpose, executive officers and directors of the Registrant are considered affiliates) as of August 3, 2018: $1,655,242,985.
Number of shares outstanding of the Registrant’s common stock as of March 27, 2019: 66,606,436 shares of Class A Common Stock.
DOCUMENT INCORPORATED BY REFERENCE:
Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be held on June 12, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ABERCROMBIE & FITCH CO.

PART I

ITEM 1.	BUSINESS

GENERAL

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as the “Company” and “we”) is a global multi-brand omnichannel specialty retailer, which primarily sells its products through its wholly-owned store and direct-to-consumer channels, as well as through various third-party wholesale, franchise and licensing arrangements. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and children under the Hollister, Abercrombie & Fitch and abercrombie kids brands. The brands share a commitment to offering unique products of enduring quality and exceptional comfort that allows customers around the world to express their own individuality and style. The Company has operations in North America, Europe, Asia and the Middle East.

The Company’s fiscal year ends on the Saturday closest to January 31. This typically results in a fifty-two week year, but occasionally gives rise to an additional week, resulting in a fifty-three week year, as was the case for the year ended February 3, 2018. Fiscal years are designated in the consolidated financial statements and notes, as well as the remainder of this Annual Report on Form 10-K, by the calendar year in which the fiscal year commenced. All references herein to the Company’s fiscal years are as follows:

Fiscal year	Year ended	Number of weeks
Fiscal 2014	January 31, 2015	52
Fiscal 2015	January 30, 2016	52
Fiscal 2016	January 28, 2017	52
Fiscal 2017	February 3, 2018	53
Fiscal 2018	February 2, 2019	52
Fiscal 2019	February 1, 2020	52

For additional information about the Company’s business, including its results of operations for the last three fiscal years, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” as well as “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” of this Annual Report on Form 10-K. Additionally, a five-year summary of certain financial and operating information can be found in “ITEM 6. SELECTED FINANCIAL DATA,” of this Annual Report on Form 10-K.

The Company determines its segments after taking into consideration a variety of factors, including its organizational structure and the basis that it uses to allocate resources and assess performance. The Company’s two operating segments as of February 2, 2019 are brand-based: Hollister and Abercrombie, the latter of which includes the Company’s Abercrombie & Fitch and abercrombie kids brands, and are further described below. These operating segments have similar economic characteristics, classes of consumers, products, production and distribution methods, operate in the same regulatory environments, and have been aggregated into one reportable segment. Additional information concerning the Company’s segment and geographic information is contained in Note 16, “SEGMENT REPORTING,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

BRANDS

Hollister.    The quintessential retail brand of the global teen consumer, Hollister celebrates liberating the spirit of an endless summer inside everyone. Inspired by California’s laidback attitude, Hollister’s clothes are designed to be lived in and made your own, for wherever life takes you. Hollister provides an engaging, welcoming and unique shopping experience around the globe. Hollister also carries its intimates brand, Gilly Hicks by Hollister, “the brand to start and end your day with,” which carries bras, bralettes, undies, loungewear and sleepwear. Gilly Hicks product is designed to be effortless and comfortable to align with customers’ on-the-go, busy lifestyle.

Abercrombie & Fitch.    Abercrombie & Fitch is a specialty retailer of high-quality apparel and accessories for men and women. For more than 125 years, the iconic brand has outfitted innovators, explorers and entrepreneurs. Today, it reflects the updated attitude of the modern customer, while remaining true to its heritage of creating expertly crafted products with an effortless, American style.

abercrombie kids.    abercrombie kids creates smart and creative apparel of enduring quality that celebrates the wide-eyed wonder of children from 5 to 14 years. Its products are “made for play” and are tough enough to stand up to everyday adventures.

STRATEGIC PILLARS

The Company is focused on putting its customers at the center of everything that it does and meeting its customers’ needs wherever, whenever and however they choose to shop. The Company strives to accomplish this through its three strategic pillars:

•	Inspiring customers;

•	Innovating relentlessly; and

•	Developing leaders.

These strategic pillars reflect the Company’s deep understanding of its customers, developed through in-store and online interactions, social media platforms, mobile applications, online surveys, customer reviews, loyalty programs and various other forms of customer engagement. Through the continued execution of the Company’s strategic pillars and brand playbooks, the Company is aligning product, brand voice and experience around its customers and is building and enhancing capabilities to react to a rapidly evolving retail landscape.

OVERVIEW OF OPERATIONS

Omnichannel initiatives.     As customer shopping preferences continue to shift and customers increasingly shop across multiple channels, the Company aims to create best-in-class customer experiences and grow profitably across channels by delivering improvements through a continuous test-and-learn approach. Although stores continue to be the primary fulfillment point for orders, the Company believes that the customers’ experience in its stores is complemented by its omnichannel capabilities, a few of which include:

•
Purchase-Online-Pickup-in-Store, allowing customers to purchase merchandise through one of the Company’s websites or mobile apps and pick-up the merchandise in store, which often times drives incremental in-store sales;

•	Order-in-Store, allowing customers to shop the brands’ online offering while in-store;

•	Reserve-in-Store, allowing customers to reserve merchandise online and try it on in-store before purchase;

•	Ship-from-Store, which allows the Company to ship in-store merchandise to customers and increases inventory productivity; and

•	Cross-channel returns, allowing customers to return merchandise purchased through one channel to a different channel.

The Company also believes that its loyalty programs, Hollister’s Club Cali® and Abercrombie’s A&F Club®, are important parts of its omnichannel strategy as the Company aims to seamlessly interact and connect with customers across all touchpoints. Under these programs, customers accumulate points primarily based on purchase activity and earn rewards as points are converted at certain thresholds. These rewards can be redeemed for merchandise discounts either in-store or online. The loyalty programs continue to provide timely customer insights, creating stronger customer engagement while driving a higher average level of customer spend. In addition, the Company uses its loyalty programs as a tool to stay close to its customers through members-only offers, items and experiences.

Store operations.     The Company’s stores continue to play an essential role in creating brand awareness serving as physical gateways to the brands. Stores also serve as local hubs for online engagement as the Company continues to grow its omnichannel capabilities to create seamless shopping experiences. Hollister and Abercrombie have launched new store prototypes, in Fiscal 2015 and Fiscal 2017, respectively, which are both open and inviting, and include accommodating features such as innovative fitting rooms and omnichannel capabilities. These new store prototypes are tailored to reflect the personality of each brand, with unique furniture, fixtures, music and scent adding to a rich brand experience. Through the enhanced store environment, the Company has seen improved store engagement and greater overall productivity on a smaller footprint.

The Company continues to evaluate and manage its store fleet through its ongoing channel optimization program, which has been designed to address shifts in customer preferences. Actions taken to optimize store productivity include remodeling, rightsizing and closing stores. At the end of Fiscal 2018, the Company operated 861 stores.

The following table details the number of retail stores operated by the Company as of February 2, 2019:

	Hollister (1)	Abercrombie (2)	Total
United States	393	270	663
International	149	49	198
Total	542	319	861

(1)	Excludes eight international franchise stores as of February 2, 2019.

(2)
Includes Abercrombie & Fitch and abercrombie kids brands. Locations with abercrombie kids carveouts within Abercrombie & Fitch stores are represented as a single store count. Excludes seven international franchise stores as of February 2, 2019.

Direct-to-consumer operations. In order to create a more seamless shopping experience for its customers, the Company continues to invest in its digital infrastructure. Currently, the Company ships merchandise to direct-to-consumer customers in more than 120 countries. The Company operates 20 desktop and mobile websites for its brands globally, which are available in 11 local languages, and four mobile apps. In addition, the Company also partners with certain third-party e-commerce platforms to expand its international brand reach. The Company processes transactions in 29 currencies and through 28 forms of payment globally. Mobile engagement continues to grow, with over 70% of the Company’s digital traffic generated from mobile devices in Fiscal 2018. To improve the overall mobile experience, the Company continues to develop and expand its mobile capabilities, including streamlined checkout and increased ease of navigation.

Wholesale, franchise and licensing operations. The Company continues to expand its international brand reach, create brand awareness and develop local expertise through various wholesale, franchise and licensing arrangements. As of February 2, 2019, the Company had six wholesale partnerships, primarily internationally. As of February 2, 2019, the Company’s franchisees operated 15 international franchise stores across the brands. These international franchise stores are located in Mexico, Qatar and Saudi Arabia.

MERCHANDISE VENDORS

Global sourcing strategy. The Company depends on its network of third-party vendors to supply compelling, on-trend and high-quality product assortments to its customers. Maintaining close relationships with vendors allows the Company to be responsive and adaptable to customer feedback. The Company partners with vendors that are expected to respect local laws and have committed to follow the standards set forth in our Vendor Code of Conduct, which details our dedication to employing leading practices in human rights, labor rights, environmental responsibility and workplace safety. During Fiscal 2018, the Company sourced merchandise through approximately 150 vendors located throughout the world, with its largest vendor accounting for approximately 11% of merchandise sourced in Fiscal 2018, based on the cost of sourced merchandise. The Company purchased merchandise from vendors in 17 countries during Fiscal 2018, including the United States (“U.S.”), and believes its product sourcing is appropriately distributed among vendors.

In Fiscal 2018, the Company’s vendors were based primarily in Asia, with approximately 36% and 29% of merchandise sourced through China and Vietnam, respectively, based on the cost of sourced merchandise. The Company reduced the percentage of merchandise sourced from China from 42% in Fiscal 2017 and expects to continue to reduce this percentage in future years. In Fiscal 2018, approximately 25% of merchandise sourced globally was imported to the U.S. from China, based on the cost of sourced merchandise.

The Company’s global sourcing of merchandise is generally negotiated and settled in U.S. Dollars.

Quality assurance and social sustainability. High quality standards are an integral part of the Company’s identity and the Company’s network of independent manufacturers and suppliers are expected to achieve and maintain these standards. The Company has established supplier quality standards to ensure the high quality of fabrics and other materials used in the Company’s products. Both home office and field employees participate in monitoring suppliers’ compliance with the Company’s product quality standards. Before production begins, all factories, including subcontractors of the factories, undergo a quality assurance assessment to ensure they meet Company standards. All factories are contractually required to adhere to the Company’s Vendor Code of Conduct, go through social audits which include on-site walk-throughs to appraise the physical working conditions and health and safety practices, and review payroll and age documentation. Social audits of the factories are performed at least every two years after the initial audit.

DISTRIBUTION OF MERCHANDISE INVENTORY

The Company’s distribution network is built to deliver inventory to Company-operated and international franchise stores and fulfill direct-to-consumer and wholesale orders with speed and efficiency. Generally, merchandise is shipped directly from vendors to the Company’s distribution centers (“DCs”), where it is received and inspected before being shipped to its stores or direct-to-consumer or wholesale customers. The Company primarily uses one contract carrier to ship merchandise and related materials to its North American stores and direct-to-consumer customers, and several contract carriers for its international stores and direct-to-consumer customers.

The Company relies on its DCs to manage the receipt, storage, sorting, packing and distribution of its merchandise. Additional information pertaining to the Company’s primary DCs as of February 2, 2019 is as follows:

Location	Company-owned or third-party	Primary areas of service
New Albany, Ohio	Company-owned	Stores in North America
New Albany, Ohio	Company-owned	Direct-to-consumer operations in North America and certain international direct-to-consumer operations
Reno, Nevada	Third-party	Direct-to-consumer operations in North America
Bergen op Zoom, Netherlands	Third-party	Stores, direct-to-consumer and wholesale operations in Europe
Shanghai, China	Third-party	Stores and direct-to-consumer operations in China
Hong Kong	Third-party	Stores and direct-to-consumer operations in Asia and the Middle East and wholesale operations in Asia

SEASONAL BUSINESS

The retail industry has two principal selling seasons: the Spring season, which includes the first and second fiscal quarters (“Spring”); and the Fall season, which includes the third and fourth fiscal quarters (“Fall”). As is common in the retail industry, the Company experiences its greatest sales activity during the Fall season due to the Back-to-School period in August and the holiday sales period in November and December.

WORKING CAPITAL

Refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K for a discussion of the Company’s cash requirements and sources of cash available for working capital needs and investment opportunities.

COMPETITION

The Company operates in a rapidly evolving and highly competitive retail business environment. Competitors include: individual and chain specialty apparel retailers; local, regional, national and international department stores; discount stores; and online exclusive businesses. Additionally, the Company competes for consumers’ discretionary spend with businesses in other product and experiential categories such as technology, restaurants, travel and media content. The Company competes primarily on the basis of quality, fashion, brand experience and selection. Operating in a highly competitive industry environment can cause the Company to engage in greater than expected promotional activity, resulting in pressure on average unit retail and gross profit. Refer to “ITEM 1A. RISK FACTORS” of this Annual Report on Form 10-K for further discussion of the potential impacts competition may have on the Company.

INFORMATION SYSTEMS

The Company’s management information systems consist of a full range of retail, merchandising, human resource and financial systems. These systems include applications related to point-of-sale, direct-to-consumer, inventory management, supply chain, planning, sourcing, merchandising, payroll, scheduling and financial reporting. The Company continues to invest in technology to upgrade its core systems to create efficiencies, including the support of its direct-to-consumer operations, omnichannel capabilities, customer relationship management tools and loyalty programs.

TRADEMARKS

The trademarks Abercrombie & Fitch®, abercrombie®, Hollister®, Gilly Hicks® and the “Moose” and “Seagull” logos are registered with the U.S. Patent and Trademark Office and registered, or the Company has applications for registration pending, with the registries of countries in key markets within the Company’s sales and distribution channels. In addition, these trademarks are either registered, or the Company has applications for registration pending, with the registries of many of the foreign countries in which the manufacturers of the Company’s products are located. The Company has also registered, or has applied to register, certain other trademarks in the U.S. and around the world. The Company believes its products are identified by its trademarks and, therefore, its trademarks are of significant value. Each registered trademark has a duration of 10 to 20 years, depending on the date it was registered, and the country in which it is registered, and is subject to an indefinite number of renewals for a like period upon continued use and appropriate application. The Company intends to continue using its core trademarks and to timely renew each of its registered trademarks that remain in use.

ENVIRONMENTAL MATTERS

The Company has committed to advancing environmental initiatives in its internal practices, by increasing education and awareness throughout its partnership base, and throughout communities in which they make and sell products. Compliance with domestic and international regulations related to environmental matters has not had, nor is it expected to have, any material effect on the Company’s capital expenditures, earnings or competitive position based on information and circumstances known to the Company at this time.

ASSOCIATE RELATIONS

As of February 2, 2019, the Company employed approximately 42,000 associates, of whom approximately 35,000 were part-time associates. On average, the Company employed approximately 14,000 full-time equivalents during Fiscal 2018.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding the executive officers of the Company as of March 27, 2019:

Joanne C. Crevoiserat, 55, has been Executive Vice President and Chief Operating Officer of the Company since February 2017 and served as Executive Vice President and Chief Financial Officer of the Company from May 2014 to October 2017. In addition, Ms. Crevoiserat served as Interim Principal Executive Officer of the Company from June 2016 to February 2017, and was a member of the Office of the Chairman of the Company from October 2015 to February 2017. Prior to joining the Company, Ms. Crevoiserat served in a number of senior management roles at Kohl’s Inc., which operates family-oriented department stores and a website featuring apparel, footwear, accessories, soft home products and housewares. From June 2012 to April 2014, Ms. Crevoiserat was the Executive Vice President of Finance of Kohl’s and from November 2008 to June 2012, she served as the Executive Vice President of Merchandise Planning and Allocation of Kohl’s. Prior to her time with Kohl’s, Ms. Crevoiserat held senior finance positions with Wal-Mart Stores and May Department Stores, including Chief Financial Officer of the Filene’s, Foley’s and Famous-Barr brands. Ms. Crevoiserat has also served on the Board of Directors of At Home Group, Inc., a home décor and furnishings retailer, and as a member of its Audit Committee since January 2019.

Gregory J. Henchel, 51, has been Senior Vice President, General Counsel and Corporate Secretary of the Company since October 2018. Prior to joining the Company, Mr. Henchel served as Executive Vice President, Chief Legal Officer and Secretary of HSNi, a $3 billion multi-channel retailer, from February 2010 to December 2017. Prior to joining HSNi, Mr. Henchel was Senior Vice President and General Counsel of Tween Brands, Inc., a specialty retailer, from October 2005 to February 2010 and served as that company’s Secretary from August 2008 to February 2010. Prior to his time with Tween Brands, Inc., from May 1998 to October 2005, he held various roles at Cardinal Health, Inc., a global medical device, pharmaceutical and healthcare technology company, including Assistant General Counsel of Cardinal Health from 2001 to 2005, and Senior Litigation Counsel from 1998 to 2001. Before his time at Cardinal Health, Mr. Henchel was an associate with the law firm of Jones Day from September 1993 to May 1998.

Fran Horowitz, 55, has been Chief Executive Officer and a director of the Company since February 2017. In addition, Ms. Horowitz has been Principal Executive Officer of the Company since February 2017. Prior thereto, she had served as President & Chief Merchandising Officer for all brands of the Company since December 2015 and was a member of the Office of the Chairman of the Company from December 2014 to February 2017. Ms. Horowitz held the position of Brand President of Hollister from October 2014 to December 2015. Before joining Hollister, from October 2013 to October 2014, Ms. Horowitz served as the President of Ann Taylor Loft, a division of Ascena Retail Group, the parent company of specialty retail fashion brands in North America. Prior to Ann Taylor Loft, from February 2005 to October 2012, Ms. Horowitz held various roles at Express, Inc., a specialty apparel and accessories retailer of women’s and men’s merchandise, rising to the position of Executive Vice President of Women’s Merchandising and Design from May 2010 to November 2012. Before her time with Express, Inc., Ms. Horowitz spent 13 years at Bloomingdale’s in various merchandising roles, prior to which she served in various positions at Bergdorf Goodman, Bonwit Teller and Saks Fifth Avenue. Since March 2017, Ms. Horowitz has served on the Board of Directors of SeriousFun Children’s Network, Inc., a Connecticut non-profit corporation, that provides specially-adapted camp experiences for children with serious illnesses, free of charge. Ms. Horowitz is also a member of the Columbus Partnership, a non-profit organization of chief executive officers from leading business and institutions in Columbus, Ohio, with the goal of improving economic development in the city that is home to the Company.

Scott Lipesky, 44, has been Senior Vice President and Chief Financial Officer of the Company, as well as Principal Financial Officer and Principal Accounting Officer of the Company, since October 2017. Prior to rejoining the Company, Mr. Lipesky served as Chief Financial Officer of American Signature, Inc., a privately-held home furnishings company, from October 2016 to October 2017. Prior to his time with American Signature, Inc., Mr. Lipesky served in various finance positions with the Company from November 2007 to October 2016, including as Chief Financial Officer, Hollister Brand, from September 2014 to October 2016, Vice President, Merchandise Finance from March 2013 to September 2014, Vice President, Financial Planning and Analysis from November 2012 to March 2013 and Senior Director, Financial Planning and Analysis from November 2010 to November 2012.

Kristin Scott, 51, has been President, Global Brands of the Company since November 2018. Prior thereto, she had served as Brand President of Hollister since August 2016. Before joining Hollister, Ms. Scott served in various senior positions with Victoria’s Secret, a specialty retailer of women’s intimate and other apparel which sells products at Victoria’s Secret stores and online, from December 2007 until April 2016. Most recently, Ms. Scott served as Executive Vice President, GMM Merchandising from March 2013 to April 2016, Senior Vice President, GMM Merchandising from March 2009 to March 2013 and Senior Vice President, GMM Merchandising - Stores from December 2007 to March 2009. Prior to her time with Victoria’s Secret, Ms. Scott served in merchandising positions at the Vice President level with Gap Outlet, Marshall Fields and Target.

The Board of Directors of the Company dissolved the Office of the Chairman, effective February 1, 2017 with the appointment of Fran Horowitz as Chief Executive Officer of the Company. The Office of the Chairman was formed in December 2014 to allow for effective management of the Company during a transition in leadership. The executive officers serve at the pleasure of the Board of Directors of the Company.

OTHER INFORMATION

The Company makes available free of charge on its website, corporate.abercrombie.com, under the “Investors, Financials, SEC Filings,” section its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). The Company also makes available free of charge in the same section of its website the definitive proxy materials filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material with the SEC. The SEC maintains a website that contains electronic filings by the Company and other issuers at www.sec.gov.

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

•	Our international growth strategy and ability to conduct business in international markets may be adversely affected by legal, regulatory, political and economic risks; and,

•	Failure to successfully implement our strategic plans could have a negative impact on our growth and profitability.

Operational risks include:

•	Failure to protect our reputation could have a material adverse effect on our brands;

•	Our business could suffer if our information technology systems are disrupted or cease to operate effectively;

•	We may be exposed to risks and costs associated with cyber-attacks, data protection, credit card fraud and identity theft that would cause us to incur unexpected expenses and reputation loss;

•	Our reliance on DCs makes us susceptible to disruptions or adverse conditions affecting our supply chain;

•	Changes in the cost, availability and quality of raw materials, labor, transportation, and trade relations could cause manufacturing delays and increase our costs;

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

Our business depends on consumer demand for our merchandise. Consumer purchases of discretionary items, including our merchandise, can be adversely impacted by recessionary periods and other periods where disposable income is adversely affected. Our performance is subject to factors that affect worldwide economic conditions including unemployment, consumer credit availability, consumer debt levels, reductions in net worth based on declines in the financial, residential real estate and mortgage markets, sales and personal income tax rates, fuel and energy prices, interest rates, consumer confidence in future economic and political conditions, consumer perceptions of personal well-being and security, the value of the U.S. Dollar versus foreign currencies and other macroeconomic factors. Additionally, changes in consumer preferences and discretionary spending habits may negatively impact the specialty apparel retail market. Global economic uncertainty, such as the June 2016 decision by the United Kingdom to leave the European Union and greater uncertainty with respect to trade policies, could cause changes in consumers’ discretionary spending habits globally, which could have a material adverse effect on our results of operations, liquidity and capital resources if reduced consumer demand for our merchandise should occur. It could also impact our ability to fund growth and/or result in our becoming reliant on external financing, the availability and cost of which may be uncertain.

The economic conditions and factors described above could adversely affect the profitability of our business, as well as adversely affect the pace of new store openings, store remodels or rightsizes, and could affect the productivity of these stores. Finally, the economic environment may exacerbate some of the risks noted below, including consumer demand, strain on available resources, our international growth strategy, availability of real estate, interruption of the flow of merchandise from key vendors and manufacturers, and foreign currency exchange rate fluctuations.

Failure to anticipate customer demand and changing fashion trends and to manage our inventory commensurately could adversely impact our sales levels and profitability.

Our success largely depends on our ability to anticipate and gauge the fashion preferences of our customers and provide merchandise that satisfies constantly shifting demands in a timely manner. Because we may enter into agreements for the manufacture and purchase of merchandise well in advance of the applicable selling season, we are vulnerable to changes in consumer preferences and demand, pricing shifts, and the sub-optimal selection and timing of merchandise purchases. Moreover, there can be no assurance that we will continue to anticipate consumer demands and accurately plan inventory successfully in the future. Changing consumer preferences and fashion trends, whether we are able to anticipate, identify and respond to them or not, could adversely impact our sales. Inventory levels for certain merchandise styles no longer considered to be “on trend” may increase, leading to higher markdowns to sell through excess inventory and, therefore, lower than planned margins. A distressed economic and retail environment, in which many of our competitors continue to engage in aggressive promotional activities increases the importance of reacting appropriately to changing consumer preferences and fashion trends. Conversely, if we underestimate consumer demand for our merchandise, or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which may negatively impact customer relationships, diminish brand loyalty and result in lost sales. In addition, we could be at a competitive disadvantage if we are unable to leverage data analytics to retrieve timely, customer insights to appropriately respond to customer demands. Any of these events could significantly harm our operating results and financial condition.

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

•
retaining customers, including our loyalty club members, as it becomes increasingly difficult due to shifts in customer preferences and demographics, and if we were to fail, it could result in increased marketing costs to acquire new customers;

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

The functional currency of our foreign subsidiaries is generally the local currency in which each entity operates, while our consolidated financial statements are presented in U.S. Dollars. Therefore, we must translate revenues, expenses, assets and liabilities from functional currencies into U.S. Dollars at exchange rates in effect during, or at the end of the reporting period. In addition, certain of our subsidiaries transact in currencies other than their functional currency, including intercompany transactions, which results in foreign currency transaction gains or losses. Furthermore, we purchase substantially all of our inventory in U.S. Dollars. As a result, our sales, gross profit and gross profit rate from international operations will be negatively impacted during periods of a strengthened U.S. dollar relative to the functional currencies of our foreign subsidiaries. Additionally, tourism spending may be affected by changes in foreign currency exchange rates, and as a result, sales in our flagship stores and other stores with higher tourism traffic have, at times, been adversely impacted, and may continue to be adversely impacted, by fluctuations in foreign currency exchange rates. Certain events, such as the June 2016 decision by the United Kingdom to leave the European Union, and greater uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries, such as the threat of additional tariffs on imported consumer goods from China, have increased global economic and political uncertainty and caused volatility in foreign currency exchange rates. Our business and results of operations may be impacted by these developments.

Our ability to attract customers to our stores depends, in part, on the success of the shopping malls or area attractions that our stores are located in or around.

Our stores are primarily located in shopping malls and other shopping centers, certain of which have been experiencing declines in customer traffic. Our sales at these stores, as well as sales at our flagship locations, are partially dependent upon the volume of traffic in those shopping centers and the surrounding area. Our stores may benefit from the ability of a shopping center’s other tenants and area attractions to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping center. We cannot control the loss of a significant tenant in a shopping mall or area attraction, the development of new shopping malls in the U.S. or around the world, the availability or cost of appropriate locations or the success of individual shopping malls and there is competition with other retailers for prominent locations. Although we attempt to open new stores in prominent locations, it is possible that some malls that were in prominent locations when we opened our stores may cease to be viewed as prominent. In addition, if our stores do not meet our expectations, it may be appropriate to exit the lease earlier than originally anticipated, which could result in material lease termination charges. If the popularity of shopping malls declines among our customers, our sales may decline, which would impact our gross profits and net income. All of these factors may impact our ability to meet our productivity or our growth objectives for our stores and could have a material adverse effect on our financial condition or results of operations.

Part of our future growth is dependent on our ability to operate stores in desirable locations with capital investment and lease costs providing the opportunity to earn a reasonable return. We cannot be sure when or whether such desirable locations will become available at reasonable costs.

The impact of war, acts of terrorism or civil unrest could have a material adverse effect on our operating results and financial condition.

The continued threat of terrorism and the associated heightened security measures and military actions in response to acts of terrorism have disrupted commerce. Further acts of terrorism, future conflicts or civil unrest may disrupt commerce and undermine consumer confidence and consumer spending by causing domestic and/or tourist traffic in malls and in our flagship and other stores to decline, which could negatively impact our sales revenue. Furthermore, war or an act of terrorism, or the threat thereof, or any other unforeseen interruption of commerce, could negatively impact our business by interfering with our ability to obtain merchandise from foreign manufacturers. With a substantial portion of our merchandise being imported from foreign countries, failure to obtain merchandise from our foreign manufacturers or substitute other manufacturers, at similar costs and in a timely manner, could adversely affect our operating results and financial condition.

STRATEGIC RISKS.

The expansion of our direct-to-consumer sales channels and omnichannel initiatives are significant components of our growth strategy, and the failure to successfully develop our position across all channels could have an adverse impact on our results of operations.

Consumers are increasingly shopping online and via mobile devices, and we have made significant investments in capital spending and labor to develop these channels globally, invested in digital media to attract new customers and developed localized fulfillment, shipping and customer service operations. As omnichannel retailing continues to grow and evolve, our customers increasingly interact with our brands through a variety of media including smart phones and tablets, and expect seamless integration across all touchpoints. Our success depends on our ability to introduce innovative means of engaging our customers and our ability to respond to shifting consumer traffic patterns and direct-to-consumer buying trends. There is no assurance that we will be able to continue to successfully maintain or expand our direct-to-consumer sales channels and omnichannel initiatives, or that we will see return on our significant investments, and failure to adequately respond to these risks and uncertainties or to successfully maintain and expand our direct-to-consumer business may have an adverse impact on our results of operations.

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

International expansion is a significant component of our growth strategy and may require significant investment, which could strain our resources and adversely impact current store performance, while adding complexity to our current operations. We are subject to domestic laws, including the Foreign Corrupt Practices Act, in addition to the laws of the foreign countries in which we operate. If any of our overseas operations, or our associates or agents, violate such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results. In addition, increasing global economic uncertainty with respect to the June 2016 decision by the United Kingdom to leave the European Union and trade relations between the U.S. and other countries, such as China, could affect our international expansion plans.

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

Our ability to maintain our reputation is critical to our brands. Our reputation could be jeopardized if, for example, we fail to maintain high standards for merchandise quality and integrity, if our third-party vendors fail to comply with our Vendor Code of Conduct, if any actions taken by our associates don’t align with our values and fail to comply with our associate code of conduct, if any third parties with which we have a business relationship fail to represent our brands in a manner consistent with our brand image and customer experience standards or as a result of a cyber-attack. Failure to comply with ethical, social, product, labor, health and safety, accounting or environmental standards, or related political considerations, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Public perception about our products or our stores, whether justified or not, could impair our reputation, involve us in litigation, damage our brands and have a material adverse effect on our business. In addition, the increasing use of social media platforms allows for rapid communication and any negative publicity related to the aforementioned concerns may reduce demand for our merchandise. Damage to our reputation or loss of consumer confidence for these or any other reasons could have a material adverse effect on our results of operations and financial condition, as well as require additional resources to rebuild our reputation.

Our business could suffer if our information technology systems are disrupted or cease to operate effectively.

We rely heavily on our information technology systems to operate our websites; record and process transactions; respond to customer inquiries; manage inventory; purchase, sell and ship merchandise on a timely basis; and maintain cost-efficient operations. Given the significant number of transactions that are completed annually, it is vital to maintain constant operation of our computer hardware and software systems and maintain data security. Despite efforts to prevent such an occurrence, our information technology systems may be vulnerable from time to time to damage or interruption from computer viruses, power system failures, third-party intrusions, inadvertent or intentional breach by our employees and other technical malfunctions. If our systems are damaged, or fail to function properly, we may have to make monetary investments to repair or replace the systems, and we could endure delays in our operations.

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

We may be exposed to risks and costs associated with cyber-attacks, data protection, credit card fraud and identity theft that would cause us to incur unexpected expenses and reputation loss.

In the standard course of business, we receive and maintain confidential information about customers, associates and other third parties. In addition, third parties also receive and maintain certain confidential information. The protection of this information is critical to our business and subjects us to numerous laws, rules and regulations domestically and in foreign jurisdictions. The retail industry in particular has been the target of many recent cyber-attacks. Furthermore, the global regulatory environment is increasingly demanding with frequent new and changing requirements surrounding cybersecurity, information security and privacy, such as the China Cybersecurity Law and the European Union’s General Data Protection Regulation, which imposes increased obligations on companies handling personal data and creates new individual privacy rights. We may incur significant costs related to prevention and to comply with laws regarding the unauthorized disclosure of confidential information, including customer payment information.

It is possible that an individual or group could defeat our security measures, or those of a third-party service provider, and access confidential information. Rapidly evolving technologies, payment capabilities and types of cyber-attacks may result in this information being compromised or breached. We endeavor to protect confidential information through the implementation of security technologies, processes and procedures, including training programs for associates to raise awareness about phishing, malware and other cyber risks and could experience increased costs associated with maintaining these protections as threats of cyber-attacks increase in sophistication and complexity. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving cyber-attacks. Actual or anticipated cyber-attacks may cause us to incur increased costs, including, but not limited to, costs to deploy additional personnel and protective technologies, train associates and engage third-party experts and consultants. Data and security breaches could occur as a result of non-technical issues, including deliberate or unintentional breach by our associates or third-party service providers that result in the unauthorized release of confidential information. Although we maintain cybersecurity insurance there can be no assurance that it will be sufficient for a specific cyber incident, or that insurance proceeds will be paid to us in a timely fashion. Exposure of customer data through any means, could result in damage to our reputation or loss of consumer confidence, regulatory fines and penalties, legal liability and costs of litigation, and could have a material adverse effect on our business, results of operations, and financial position.

Our reliance on DCs makes us susceptible to disruptions or adverse conditions affecting our supply chain.

We primarily use one contract carrier to ship merchandise and related materials to our North American stores and direct-to-consumer customers, and several contract carriers for our international stores and direct-to-consumer customers. As a result, our operations are susceptible to local and regional factors, such as system failures, accidents, economic and weather conditions, natural disasters, demographic and population changes, as well as other unforeseen events and circumstances. We rely on our DCs to manage the receipt, storage, sorting, packing and distribution of our merchandise. If our distribution operations were disrupted, our ability to replace inventory in our stores and process direct-to-consumer and wholesale orders could be interrupted negatively impacting sales and we could experience increased costs related to these disruptions. Refer to “ITEM 1. BUSINESS,” for a listing of the DCs we rely on.

Changes in the cost, availability and quality of raw materials, labor, transportation, and trade relations could cause manufacturing delays and increase our costs.

Changes in the cost, availability and quality of the fabrics or other raw materials used to manufacture our merchandise could have a material adverse effect on our cost of sales, or our ability to meet customer demand. The prices for such fabrics depend largely on the market prices for the raw materials used to produce them, particularly cotton, as well as the cost of compliance with sourcing laws. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields and weather patterns. Such factors may be exacerbated by legislation and regulations associated with global climate change. In addition, the cost of labor at many of our third-party manufacturers has been increasing significantly, and as the middle class in developing countries continues to grow, it is unlikely such cost pressure will abate. The Company is also susceptible to fluctuations in the cost of transportation. We may not be able to pass all or a portion of higher raw materials prices or labor or transportation costs on to our customers, which could adversely affect our gross margin and results of our operations. Recently, there has been greater uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries, such as the threat of additional tariffs on imported consumer goods from China and the June 2016 decision by the United Kingdom to leave the European Union. Major developments in trade policies, such as the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity.

We depend upon independent third parties for the manufacture and delivery of all our merchandise, and a disruption of the manufacture or delivery of our merchandise could result in lost sales and could increase our costs.

We do not own or operate any manufacturing facilities. As a result, the continued success of our operations is tied to our timely receipt of quality merchandise from third-party manufacturers. We source the majority of our merchandise outside of the U.S. through arrangements with approximately 150 vendors which includes foreign manufacturers located throughout the world, primarily in Asia. Political, social or economic instability in the regions in which our manufacturers are located could cause disruptions in trade, including exports to the U.S. A manufacturer’s inability to ship orders in a timely manner or meet our quality standards could cause delays in responding to consumer demand and negatively affect consumer confidence or negatively impact our competitive position, any of which could have a material adverse effect on our financial condition and results of operations.

Other events that could disrupt the timely delivery of our merchandise include new trade law provisions or regulations, reliance on a limited number of shipping carriers, significant labor disputes and significant delays in the delivery of cargo due to port security considerations or capacity limitations. Furthermore, we are susceptible to increases in fuel costs which may increase the cost of distribution. If we are not able to pass this cost on to our customers, our financial condition and results of operations could be adversely affected.

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

In addition, historically, our operations have been seasonal, with a significant amount of net sales and operating income occurring in the third and fourth fiscal quarters. As a result of this seasonality, net sales and net income during any fiscal quarter cannot be used as an accurate indicator of our annual results. Unseasonable weather may diminish demand for our seasonal merchandise and severe weather conditions or changes in weather patterns may also influence consumer preferences and fashion trends, consumer traffic and shopping habits. Any of the factors listed above could reduce sales and profitability and could have a material adverse effect on our financial condition and results of operations.

LEGAL, TAX, REGULATORY AND COMPLIANCE RISKS.

Fluctuations in our tax obligations and effective tax rate may result in volatility in our results of operations.

We are subject to income taxes in many U.S. and foreign jurisdictions. In addition, our products are subject to import and excise duties and/or sales, consumption or value-added taxes (“VAT”) in many jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year, there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are evaluated. In addition, our effective tax rate in any given financial reporting period may be materially impacted by changes in the mix and level of earnings or losses by taxing jurisdictions or by changes to existing accounting rules or regulations. Fluctuations in duties could also have a material impact on our financial condition, results of operations or cash flows. In some international markets, we are required to hold and submit VAT to the appropriate local tax authorities. Failure to correctly calculate or submit the appropriate amounts could subject us to substantial fines and penalties that could have an adverse effect on our financial condition, results of operations or cash flows. In addition, tax law may be enacted in the future, domestically or abroad, that impacts our current or future tax structure and effective tax rate.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted into law, which made broad and significantly complex changes to the U.S. corporate income tax system. Although the Company completed its accounting related to the Act in the fourth quarter of Fiscal 2018, the U.S. Treasury Department, the Internal Revenue Service and other standard-setting bodies could interpret or issue guidance on how provisions of the Act should be applied or otherwise administered that differs from our interpretations and could impact our effective tax rate and have a material adverse effect on our business, results of operations and liquidity. Refer to Note 9, “INCOME TAXES,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for further discussion.

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

We believe our core trademarks, Abercrombie & Fitch®, abercrombie®, Hollister®, Gilly Hicks® and the “Moose” and “Seagull” logos, are essential to the effective implementation of our strategy. We have obtained or applied for federal registration of these trademarks with the U.S. Patent and Trademark Office and the registries of countries in key markets within the Company’s sales and distribution channels. In addition, these trademarks are either registered, or the Company has applications for registration pending, with the registries of many of the foreign countries in which the manufacturers of the Company’s products are located. There can be no assurance that we will obtain registrations that have been applied for or that the registrations we obtain will prevent the imitation of our products or infringement of our intellectual property rights by others. Although brand security initiatives are in place, we cannot guarantee that our efforts against the counterfeiting of our brands will be successful. If a third party copies our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected.

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

We are subject to numerous laws and regulations, including customs, truth-in-advertising, securities laws, consumer protection, general privacy, health information privacy, identity theft, online privacy, general employment laws, employee health and safety, minimum wage laws, unsolicited commercial communication and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, intellectual property, promotion and sale of merchandise and the operation of retail stores, direct-to-consumer operations and distribution centers.

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

Laws and regulations at the local, state, federal and various international levels frequently change, and the ultimate cost of compliance cannot be precisely estimated. For example, the June 2016 decision by the United Kingdom to leave the European Union could cause business uncertainty and create an additional administrative burden to adhere to changes in regulatory frameworks concerning critical areas, including, but not limited to, the movement of goods or the movement of people. In addition, changes in the legal or regulatory environment affecting responsible sourcing, supply chain transparency, or environmental protection, among others, could cause our costs to increase.

In addition, changing regulatory requirements for corporate governance and public disclosure, including SEC regulations and the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) are creating additional complexities for public companies. For example, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that have required the SEC to adopt additional rules and regulations in these areas. In addition, the potential requirement to transition to, or converge with, international financial reporting standards in the future may create uncertainty and additional complexities. Stockholder activism, the current political environment, financial reform legislation, government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations. For example, there has been increasing pressure for the SEC to develop a standardized disclosure framework under which public companies would be required to disclose identified environmental, social and governance factors relating to their operations, which could create additional complexities and costs. These changing regulatory requirements may lead to additional compliance costs, as well as the diversion of our management’s time and attention from strategic business activities and could have a significant effect on our reported results for the affected periods.

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

The Company’s headquarters and support functions occupy 502 acres, consisting of the home office, distribution and shipping facilities centralized on a campus-like setting in New Albany, Ohio, all of which are owned by the Company. Additionally, the Company leases small facilities to house its human resources, finance, design and sourcing support centers in various jurisdictions to support the Company’s operations. The Company’s home office, distribution and shipping facilities, design support centers and stores are currently suitable and adequate.

All of the retail stores operated by the Company, as of February 2, 2019, are located in leased facilities, primarily in shopping centers. These leases generally have initial terms between five and ten years. Certain leases also include early termination options, which can be exercised under specific conditions. The leases expire at various dates, between 2019 and 2031.

As of March 27, 2019, the Company operated 859 retail stores as detailed in the table below. In addition, the table below excludes 16 international franchise stores and two U.S. Company operated Gilly Hicks pop-up stores with initial lease terms of less than 24 months.

North America		Europe		Asia		Middle East
Canada	18	Austria	6	China	29	Kuwait	2
United States	662	Belgium	3	Hong Kong	4	United Arab Emirates	7
Total	680	France	15	Japan	12	Total	9
		Germany	30	Republic of Korea	2
		Ireland	2	Singapore	1
		Italy	11	Total	48
		Netherlands	4
		Poland	1
		Spain	12
		Sweden	3
		United Kingdom	35
		Total	122

For store count and gross square footage by brand and geographic region as of February 2, 2019, February 3, 2018 and January 28, 2017, refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” For information regarding the DCs the Company relies on to manage the receipt, storage, sorting, packing and distribution of its merchandise, refer to “DISTRIBUTION OF MERCHANDISE INVENTORY,” in “ITEM 1. BUSINESS.”

ITEM 3.	LEGAL PROCEEDINGS

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. The Company’s legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes estimated liabilities for the outcome of litigation where losses are deemed probable and the amount of loss, or range of loss is reasonably estimable. The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates. The Company’s accrued charges for certain legal contingencies are classified within accrued expenses on the Consolidated Balance Sheets included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” of this Annual Report on Form 10-K. In addition, the Company has not established accruals for certain claims and legal proceedings pending against the Company where it is not possible to reasonably estimate the outcome or potential liability, and cannot estimate a range of reasonably possible losses for these legal matters.

Actual liabilities may differ from the amounts recorded, due to uncertainties regarding final settlement agreement negotiations, court approvals and the terms of any approval by the courts, and there can be no assurance that the final resolution of legal matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A&F’s Class A Common Stock (“Common Stock”) is traded on the New York Stock Exchange under the symbol “ANF.”

The following graph shows the changes, over the five-year period ended February 2, 2019 (the last day of A&F’s Fiscal 2018) in the value of $100 invested in (i) shares of A&F’s Common Stock; (ii) Standard & Poor’s 500 Stock Index (the “S&P 500”); and (iii) Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail”), including reinvestment of dividends. The plotted points represent the closing price on the last trading day of the fiscal year indicated.

PERFORMANCE GRAPH (1)
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Abercrombie & Fitch Co., the S&P 500 Index and the S&P Apparel Retail Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2/1/14
1/31/15
1/30/16
1/28/17
2/3/18
2/2/19
Abercrombie & Fitch Co.
S&P 500
S&P Apparel Retail

	2/1/14	1/31/15	1/30/16	1/28/17	2/3/18	2/2/19
Abercrombie & Fitch Co.	$100.00	$73.71	$78.54	$35.45	$68.02	$73.41
S&P 500	$100.00	$114.22	$113.46	$136.20	$172.17	$168.19
S&P Apparel Retail	$100.00	$126.18	$135.71	$136.85	$148.94	$165.26

*	$100 invested on 2/1/14 in stock or 1/31/14 in index, including reinvestment of dividends. Indexes calculated on month-end basis.
Copyright© 2019 Standard & Poor’s, a division of S&P Global. All rights reserved.

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

As of March 27, 2019, there were approximately 2,900 stockholders of record. However, when including investors holding shares of Common Stock in broker accounts under street name, A&F estimates that there are approximately 26,500 stockholders.

The following table provides information regarding the purchase of shares of the Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during each fiscal month of the quarterly period ended February 2, 2019:

Period (fiscal month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (3)
November 4, 2018 through December 1, 2018	1,119	$17.24	—	3,571,938
December 2, 2018 through January 5, 2019	20,291	$19.15	—	3,571,938
January 6, 2019 through February 2, 2019	493	$19.29	—	3,571,938
Total	21,903	$19.06	—	3,571,938

(1)
All of the 21,903 shares of A&F’s Common Stock purchased during the thirteen weeks ended February 2, 2019 were withheld for tax payments due upon the vesting of employee restricted stock units, classified in other financing activities on the Consolidated Statements of Cash Flows. included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

(2)
No shares were repurchased during the thirteen weeks ended February 2, 2019 pursuant to A&F’s publicly announced stock repurchase authorization. On August 14, 2012, A&F’s Board of Directors authorized the repurchase of up to 10.0 million shares of A&F’s Common Stock, which was announced on August 15, 2012.

(3)
The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 2 above. The shares may be purchased from time-to-time, depending on market conditions.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial information is derived from our Consolidated Financial Statements. The information presented below should be read in conjunction with “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K and the Company’s Consolidated Financial Statements and notes thereto included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K. We have also included certain nonfinancial information to enhance the understanding of our business.

(in thousands, except per share and per square foot amounts, return on average stockholders’ equity, comparable sales, ratios and store data)	Fiscal 2018	Fiscal 2017 (1)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Statements of operations data
Net sales	$3,590,109	$3,492,690	$3,326,740	$3,518,680	$3,744,030
Gross profit (2)	$2,159,916	$2,083,842	$2,028,568	$2,157,543	$2,313,570
Operating income	$127,366	$72,050	$15,188	$72,838	$113,519
Net income attributable to A&F	$74,541	$7,094	$3,956	$35,576	$51,821
Net income per basic share attributable to A&F	$1.11	$0.10	$0.06	$0.52	$0.72
Net income per diluted share attributable to A&F	$1.08	$0.10	$0.06	$0.51	$0.71
Basic weighted-average shares outstanding	67,350	68,391	67,878	68,880	71,785
Diluted weighted-average shares outstanding	69,137	69,403	68,284	69,417	72,937
Cash dividends declared per share	$0.80	$0.80	$0.80	$0.80	$0.80
Balance sheet data
Working capital (3)	$777,033	$756,992	$653,300	$644,277	$679,016
Current ratio (4)	2.39	2.49	2.34	2.20	2.40
Cash and equivalents	$723,135	$675,558	$547,189	$588,578	$520,708
Total assets	$2,385,593	$2,325,692	$2,295,757	$2,433,039	$2,505,167
Borrowings, net	$250,439	$249,686	$262,992	$286,235	$293,412
Leasehold financing obligations	$46,337	$50,653	$46,397	$47,440	$50,521
Total long-term liabilities	$608,055	$565,675	$557,718	$602,614	$629,510
Total stockholders’ equity	$1,218,621	$1,252,471	$1,252,039	$1,295,722	$1,389,701
Return on average stockholders’ equity (5)	6%	1%	0%	3%	3%
Other financial and operating data
Net cash provided by operating activities (6)	$352,933	$287,658	$185,169	$315,755	$300,629
Net cash used for investing activities	$152,393	$106,798	$136,746	$122,567	$175,074
Net cash used for financing activities	$131,691	$74,813	$84,509	$106,943	$181,453
Depreciation and amortization	$178,030	$194,549	$195,414	$213,680	$226,421
Purchases of property and equipment	$152,393	$107,001	$140,844	$143,199	$174,624
Free cash flow (7)	$200,540	$180,657	$44,325	$172,556	$126,005
Comparable sales (8)	3%	3%	(5)%	(3)%	(8)%
Net store sales per average gross square footage	$372	$359	$343	$360	$381
Number of stores at end of period	861	868	898	932	969
Gross store square footage at end of period	6,566	6,710	7,007	7,292	7,517

(1)	Fiscal 2017 was a fifty-three week year.

(2)	Gross profit is derived from cost of sales, exclusive of depreciation and amortization.

(3)	Working capital is computed by subtracting current liabilities from current assets.

(4)	Current ratio is computed by dividing current assets by current liabilities.

(5)	Return on average stockholders’ equity is computed by dividing net income attributable to A&F by the average stockholders’ equity balance, during the applicable year.

(6)
Prior period figures have been updated to reflect the impact of adoption of ASU 2016-18, Statement of Cash Flows which requires an entity to explain the changes in total of cash and equivalents, and restricted cash and equivalents in the statement of cash flows.

(7)	Free cash flow is computed by subtracting capital expenditures from net cash provided by operating activities, both of which are disclosed in the table above, preceding the measure of free cash flow.

(8)
Comparable sales are calculated on a constant currency basis and exclude revenue other than store and digital sales. Refer to the discussion below in “NON-GAAP FINANCIAL MEASURES” in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K for further details on the comparable sales calculation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the Company’s audited consolidated financial statements and notes thereto, which are included in this Annual Report on Form 10-K in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

INTRODUCTION

MD&A is provided as a supplement to the accompanying consolidated financial statements and notes thereto to help provide an understanding of the Company’s results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview. This section provides a general description of the Company’s business and certain segment information as well as an overview of key performance indicators reviewed by various members of management to gauge the Company’s results.

•
Current Trends and Outlook. This section provides a summary of the Company’s performance from Fiscal 2016 through Fiscal 2018. In addition, this section discusses the Company’s long-term plans for growth, as well as certain of management’s expectations for the upcoming fiscal year.

•
Results of Operations. This section provides an analysis of certain components of the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for Fiscal 2018 and Fiscal 2017 as compared to the respective prior fiscal year.

•
Liquidity and Capital Resources. This section provides a discussion of the Company’s financial condition and liquidity as of February 2, 2019, which includes (i) an analysis of financial condition as compared to the prior fiscal year end; (ii) an analysis of changes in cash flows for Fiscal 2018 and Fiscal 2017 as compared to the respective prior fiscal year; (iii) an analysis of liquidity, including the availability under credit facilities, payments of dividends, and outstanding debt and covenant compliance; and (iv) a summary of contractual and other obligations as of February 2, 2019.

•
Recent Accounting Pronouncements. The recent accounting pronouncements the Company has adopted or is currently evaluating, including the dates of adoption or expected dates of adoption, as applicable, and anticipated effects on the Company’s audited consolidated financial statements are included in this Annual Report on Form 10-K in “ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.”

•
Critical Accounting Policies and Estimates. This section discusses accounting policies considered to be important to the Company’s results of operations and financial condition, which typically require significant judgment and estimation on the part of management in their application.

•
Non-GAAP Financial Measures. This section provides a discussion of certain financial measures provided with MD&A that have been determined to not be in accordance with accounting principles generally accepted in the U.S. (“GAAP”), including information on why the Company believes the non-GAAP financial measures provided within MD&A are useful to investors.

OVERVIEW

The Company is a global multi-brand omnichannel specialty retailer, which primarily sells its products through its wholly-owned store and direct-to-consumer channels, as well as through various third-party wholesale, franchise and licensing arrangements. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and children under the Hollister, Abercrombie & Fitch and abercrombie kids brands. The brands share a commitment to offering unique products of enduring quality and exceptional comfort that allows customers around the world to express their own individuality and style. The Company has operations in North America, Europe, Asia and the Middle East.

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

KEY PERFORMANCE INDICATORS

The following measurements are among the key performance indicators reviewed by various members of management to gauge the Company’s results:

•	Comparable sales;

•	Comparative results of operations with the prior year’s results converted at the current year’s foreign currency exchange rate to remove the impact of foreign currency exchange rate fluctuation;

•	Gross profit and gross profit rate;

•	Cost of sales, exclusive of depreciation and amortization, as a percentage of net sales;

•	Stores and distribution expense as a percentage of net sales;

•	Marketing, general and administrative expense as a percentage of net sales;

•	Operating income and operating income as a percentage of net sales (“operating income margin”);

•	Net income (loss) and net income (loss) attributable to A&F;

•	Inventory per gross square foot and inventory to sales ratio;

•	Cash flow and liquidity determined by the Company’s current ratio, working capital and free cash flow;

•	Store metrics such as net sales per gross square foot, average number of transactions per store and store contribution (defined as store sales less direct costs of operating the store);

•	Transactional metrics such as traffic and conversion, performance across key product categories, average unit retail, average unit cost, average units per transaction and average transaction values;

•	Return on invested capital and return on equity; and

•	Customer-centric metrics such as customer satisfaction, brand health scores and certain metrics related to the loyalty programs.

While not all of these metrics are disclosed publicly by the Company due to the proprietary nature of the information, the Company publicly discloses and discusses many of these metrics within this MD&A.

CURRENT TRENDS AND OUTLOOK

Throughout the lifetime of our Company, we have taken strides to transform our brands as consumer habits and shopping preferences change. We aim to keep pace with and anticipate our customers’ needs through a test-and-learn mentality, which has been embedded throughout our organization. Our plans for long-term growth are centered around our strategic pillars and are best categorized into three planned phases:

•	Phase I: Stabilizing while Transforming

–	Fiscal 2015 through Fiscal 2017

•	Phase II: Growing while Transforming

–	Fiscal 2018 through Fiscal 2020

•	Phase III: Accelerating Growth

–	Fiscal 2021 and thereafter

During Phase I, “Stabilizing while Transforming,” we transformed the organization by centering it around the customer, which included developing playbooks with the customer in mind, that align product, brand voice and experience. Transforming the organization included implementing a new brand-centric organizational structure, with branded core customer-facing functions. This built the foundation for the return to growth across brands, channels and geographies experienced in the fourth quarter of Fiscal 2017. As our brands gained momentum, we ended this phase with a strong balance sheet, reduced fixed costs and improved real estate productivity.

Fiscal 2018 was the first year of Phase II, “Growing while Transforming,” which we expect to continue through Fiscal 2020. We have developed the following key transformation initiatives in order to deliver on our Fiscal 2020 targets:

•	Continuing our global store network optimization;

•	Enhancing digital and omnichannel capabilities;

•	Increasing the speed and efficiency of our concept-to-customer product life cycle, while leveraging data and analytics to offer the right product at the right time; and

•	Improving our customer engagement through our loyalty programs and marketing optimization.

Our Fiscal 2020 targets, which were previously disclosed at our 2018 Investor Day include:

•	A low single-digit net sales CAGR through positive comparable sales and global market expansion;

•	Modest gross profit rate expansion from reduced promotions driven by improving brand health, improved speed to market and implementing new analytics tools to drive smarter pricing decisions;

•	Continued operating expense leverage with our lease flexibility being a major contributor; and ultimately

•	Doubling our Fiscal 2017 adjusted non-GAAP operating income margin of 2.9%.

By keeping our customers at the center of everything we do and with our transformation initiatives gaining traction, we ended Fiscal 2018 on a strong note, and recorded our second consecutive full year of sales growth, while exceeding $1 billion in annual digital sales. Most importantly, while delivering on the top-line, we drove gross profit rate improvement and operating expense leverage resulting in operating income margin expansion and net income improvement for the full year.

For the full year of Fiscal 2019, we expect:

•	Net sales to be up in the range of 2% to 4%, driven by positive comparable sales and net new store contribution, partially offset by the adverse impact of changes in foreign currency exchange rates;

•	Comparable sales to be up low-single digits;

•	Gross profit rate to be up slightly from the Fiscal 2018 rate of 60.2%;

•	Operating expense, excluding other operating income, to be up approximately 2% from Fiscal 2018 adjusted non-GAAP operating expense of $2.03 billion;

•	The effective tax rate to be in the mid-to-upper 20s;

•	A weighted average diluted share count of approximately 69 million shares, excluding the effect of future share buybacks; and

•	Capital investments of approximately $200 million.

This outlook excludes the impact of the new lease accounting standard which we are required to adopt in Fiscal 2019. For additional details on the standard, refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Recent accounting pronouncements,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

The Company plans to continue its store optimization efforts and expects to deliver approximately 85 new store experiences in Fiscal 2019 across brands, including approximately 40 new stores, approximately 25 remodeled stores and approximately 20 right-sizes. Approximately 50% of leases are due for renewal by the end of Fiscal 2020, and certain other leases also include early termination options that can be exercised by the Company under specific conditions, allowing for significant lease flexibility. In addition, the Company may also elect to exit or modify its other leases, and could incur charges related to these actions. The Company expects to close up to 40 stores in Fiscal 2019, primarily in the U.S.

As we look further out past Fiscal 2020 to Phase III, “Accelerating Growth,” we aim to take market share in the U.S. and grow our business globally. Specifically, we see addressable market opportunities for our brands across Europe and Asia and believe these expansion plans support our long-term vision of becoming one of the leading global omnichannel apparel retailers in the world.

Overall, we are excited about the future of our brands and our transformation initiatives are gaining traction, keeping us on track to deliver on our Fiscal 2020 targets. With a strong balance sheet, proven cost management discipline and a clear plan for building on the foundations we have laid to date, we will continue to focus our attention and our investments on engaging our customers with compelling assortments and new experiences in clearly defined brand voices, positioning our business for sustainable long-term growth.

Certain risks and challenges

The June 2016 decision by the United Kingdom to leave the European Union has caused greater uncertainty related to the free movement of goods, services, people and capital between the United Kingdom and the European Union, consumer behavior, economic conditions and foreign currency exchange rates. The potential impacts of United Kingdom’s withdrawal from the European Union remain unclear and could adversely impact certain areas of our business, including, but not limited to, an increase in duties and delays in the delivery of merchandise from our Netherlands DC to our stores and direct-to-consumer customers in the United Kingdom if trade barriers materialize at ports of entry and departure. The potential impacts of United Kingdom’s withdrawal from the European Union could also adversely impact the operations of our vendors.

To mitigate our risk, our team has begun to proactively prepare for potential adverse impacts by collaborating across the organization as well as working with external partners to develop the necessary contingency plans. We have also taken actions to reduce, to the extent possible, the potential material impact of any incremental duty exposure.

In addition, there has been greater uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries, such as the threat of additional tariffs on imported consumer goods from China. Major developments in trade policies, such as the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business and results of operations, including an adverse effect on economic growth in both our domestic and international markets.

To mitigate this risk, our team has taken actions to proactively prepare for potential impacts, including shifting production into other countries and regions to both existing and new partners as necessary. We believe we have a number of tools available to help further mitigate this risk and we continue to focus on the diversification of our global supply chain. For context, in Fiscal 2018, approximately 25% of our merchandise was imported to the U.S. from China. We believe we have the ability to migrate up to half of this production out of China and expect to reduce this percentage to under 20% in Fiscal 2019. In Fiscal 2018, additional tariffs have had a limited, immaterial impact on the Company’s results.

It is possible that our preparations for these events are not adequate and that these events could adversely affect our business and results of operations. For further discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, refer to “ITEM 1A. RISK FACTORS,” included in this Annual Report on Form 10-K.

Additional information pertaining to our results for Fiscal 2016, Fiscal 2017 and Fiscal 2018 follows:

Change in net sales
15%
10%
5%
0%
-5%
-10%
-15%
Fiscal 2016
Fiscal 2017 (1)
Fiscal 2018
Comparable sales
15%
10%
5%
0%
-5%
-10%
-15%
Fiscal 2016
Fiscal 2017 (1)
Fiscal 2018
Operating income margin (2)
4.0%
3.0%
2.0%
1.0%
0.0%
Fiscal 2016
Fiscal 2017 (1)
Fiscal 2018
Net income (loss) per diluted share attributable to A&F (2)
$1.25
$1.00
$0.75
$0.50
$0.25
$0.00
($0.25)
Fiscal 2016
Fiscal 2017 (1)
Fiscal 2018
Hollister
Abercrombie (3)
Total Company GAAP
Total Company non-GAAP

(1)	Fiscal 2017 was a fifty-three week year.

(2)	Refer to “RESULTS OF OPERATIONS,” for details on excluded items.

(3)	Includes Abercrombie & Fitch and abercrombie kids brands.

The table below summarizes our results of operations determined in accordance with GAAP and non-GAAP financial measures, and other financial data for Fiscal 2018, Fiscal 2017 and Fiscal 2016.

	Fiscal 2018		Fiscal 2017 (1)		Fiscal 2016
(in thousands, except change in net sales, comparable sales, gross profit rate, operating income margin and per share amounts)	GAAP	Non-GAAP (2)	GAAP	Non-GAAP (2)	GAAP	Non-GAAP (2)
Statements of operations data
Net sales	$3,590,109		$3,492,690		$3,326,740
Change in net sales	3%		5%		(5)%
Comparable sales (3)		3%		3%		(5)%
Gross profit rate	60.2%		59.7%		61.0%
Operating income	$127,366	$138,632	$72,050	$100,781	$15,188	$3,262
Operating income margin	3.5%	3.9%	2.1%	2.9%	0.5%	0.1%
Net income (loss) attributable to A&F	$74,541	$79,789	$7,094	$45,005	$3,956	$(4,070)
Net income (loss) per diluted share attributable to A&F	$1.08	$1.15	$0.10	$0.65	$0.06	$(0.06)
Statements of cash flows data
Net cash provided by operating activities	$352,933		$287,658		$185,169
Purchases of property and equipment	$152,393		$107,001		$140,844
Dividends paid	$53,714		$54,392		$54,066
Purchase of treasury stock	$68,670		$—		$—
Repayments of borrowings	$—		$15,000		$25,000

(1)	Fiscal 2017 was a fifty-three week year.

(2)	Refer to “RESULTS OF OPERATIONS,” for details on excluded items.

(3)
Comparable sales are calculated on a constant currency basis and exclude revenue other than store and digital sales. Refer to the discussion below in “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

The table below provides certain components of our consolidated balance sheets as of February 2, 2019 and February 3, 2018.

(in thousands)	February 2, 2019	February 3, 2018
Cash and equivalents	$723,135	$675,558
Borrowings, gross at carrying amount	$253,250	$253,250
Inventories	$437,879	$424,393

Store count and gross square footage details as of January 28, 2017, February 3, 2018 and February 2, 2019 were as follows:

	Hollister (1)		Abercrombie (2)		Total
	United States	International	United States	International	United States	International
January 28, 2017	398	145	311	44	709	189
New	3	—	4	2	7	2
Closed	(7)	(1)	(30)	(1)	(37)	(2)
February 3, 2018	394	144	285	45	679	189
New	8	5	5	4	13	9
Closed	(9)	—	(20)	—	(29)	—
February 2, 2019	393	149	270	49	663	198
Gross square footage (in thousands):
January 28, 2017	2,737	1,218	2,411	641	5,148	1,859
February 3, 2018	2,681	1,200	2,210	619	4,891	1,819
February 2, 2019	2,658	1,234	2,028	646	4,686	1,880

(1)	Excludes eight international franchise stores as of February 2, 2019, five international franchise stores as of February 3, 2018 and three international franchise stores as of January 28, 2017.

(2)
Abercrombie includes the Abercrombie & Fitch and abercrombie kids brands. Locations with abercrombie kids carveouts within Abercrombie & Fitch stores are represented as a single store count. Excludes seven international franchise stores as of February 2, 2019, four international franchise stores as of February 3, 2018 and one international franchise store as of January 28, 2017.

During Fiscal 2018, we delivered 67 new store experiences, through opening the 22 new store prototypes disclosed above, remodeling 29 stores and right-sizing 16 stores to smaller footprints.

RESULTS OF OPERATIONS

FISCAL 2018 COMPARED TO FISCAL 2017 AND FISCAL 2017 COMPARED TO FISCAL 2016

The Company’s fiscal year ends on the Saturday closest to January 31, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year, as was the case for Fiscal 2017. All references herein to the Company’s fiscal years are as follows:

Fiscal year	Fiscal year period	Number of weeks
Fiscal 2016	January 31, 2016 through January 28, 2017	52
Fiscal 2017	January 29, 2017 through February 3, 2018	53
Fiscal 2018	February 4, 2018 through February 2, 2019	52

When comparing Fiscal 2018 to Fiscal 2017, the non-comparable week in the Company’s results is the first week of Fiscal 2017. When comparing Fiscal 2017 to Fiscal 2016, the non-comparable week in the Company’s results is the last week of Fiscal 2017, the additional, 53rd week.

Net sales

(in thousands)	Fiscal 2018	Fiscal 2017	% Change	Comparable Sales (1)	Fiscal 2016	% Change	Comparable Sales (1)
Hollister	$2,152,538	$2,038,598	6%	5%	$1,839,716	11%	8%
Abercrombie (2)	1,437,571	1,454,092	(1)%	1%	1,487,024	(2)%	(2)%
Total net sales	$3,590,109	$3,492,690	3%	3%	$3,326,740	5%	3%

United States	$2,321,700	$2,208,618	5%	6%	$2,123,808	4%	4%
International	1,268,409	1,284,072	(1)%	(2)%	1,202,932	7%	1%
Total net sales	$3,590,109	$3,492,690	3%	3%	$3,326,740	5%	3%

(1)
Comparable sales are calculated on a constant currency basis and exclude revenue other than store and direct-to-consumer sales. Refer to the discussion in “NON-GAAP FINANCIAL MEASURES” for further details on the comparable sales calculation.

(2)	Includes Abercrombie & Fitch and abercrombie kids brands.

For Fiscal 2018, net sales increased 3% as compared to Fiscal 2017, primarily attributable to an increase in units sold, partially offset by slightly lower average unit retail. The year-over-year change in net sales reflects:

•	The loss of a week in Fiscal 2018 as compared to Fiscal 2017, which was estimated to have adversely impacted net sales by approximately $37 million, or 1%; and

•	Positive comparable sales of 3%, which excludes impacts from the loss of a week in Fiscal 2018 as compared to Fiscal 2017 and changes in foreign currency exchange rates.

For Fiscal 2017, net sales increased 5% as compared to Fiscal 2016, primarily attributable to an increase in units sold, partially offset by lower average unit retail. The year-over-year change in net sales reflects:

•	The additional, 53rd week in Fiscal 2017 as compared to Fiscal 2016, which was estimated to have benefited net sales by approximately $41 million, or 1%;

•	Changes in foreign currency exchange rates, which benefited net sales by approximately $20 million, or 1%, net of hedging; and

•	Positive comparable sales of 3%, which excludes impacts from Fiscal 2017’s 53rd week and changes in foreign currency exchange rates.

Cost of sales, exclusive of depreciation and amortization

	Fiscal 2018		Fiscal 2017		Fiscal 2016
(in thousands)		% of Net Sales		% of Net Sales		% of Net Sales
Cost of sales, exclusive of depreciation and amortization	$1,430,193	39.8%	$1,408,848	40.3%	$1,298,172	39.0%

Gross profit	$2,159,916	60.2%	$2,083,842	59.7%	$2,028,568	61.0%

For Fiscal 2018, cost of sales, exclusive of depreciation and amortization, increased $21.3 million as compared to Fiscal 2017, primarily driven by the year-over-year increase in net sales and an increase in freight costs. For Fiscal 2018, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 50 basis points as compared to Fiscal 2017, primarily due to costs increasing at a lower rate than the relative increase in net sales.

For Fiscal 2017, cost of sales, exclusive of depreciation and amortization, increased $110.7 million as compared to Fiscal 2016, primarily driven by the year-over-year increase in net sales. For Fiscal 2017, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 130 basis points as compared to Fiscal 2016, primarily due to costs increasing at a higher rate than the relative increase in net sales.

Stores and distribution expense

	Fiscal 2018		Fiscal 2017		Fiscal 2016
(in thousands)		% of Net Sales		% of Net Sales		% of Net Sales
Stores and distribution expense	$1,542,022	43.0%	$1,542,425	44.2%	$1,578,460	47.4%

For Fiscal 2018, stores and distribution expense as a percentage of net sales decreased by approximately 120 basis points as compared to Fiscal 2017, primarily due to the leveraging effect from higher net sales and expense reductions within store occupancy expense, resulting in a decrease in store occupancy expense as a percentage of net sales of approximately 140 basis points. This was partially offset by increased direct-to-consumer expense as a percentage of total net sales, including an increase of approximately 30 basis points for shipping and handling costs in Fiscal 2018 as compared to Fiscal 2017 and higher digital marketing spend. Although the Company has experienced higher shipping and handling costs as a percentage of total net sales, the Company leveraged shipping and handling costs as a percentage of digital net sales.

For Fiscal 2017, stores and distribution expense as a percentage of net sales decreased by approximately 320 basis points as compared to Fiscal 2016, primarily due to a decrease in store occupancy expense as a percentage of net sales of approximately 240 basis points and expense reduction efforts. The decrease in store occupancy expense as a percentage of net sales was primarily due to the adverse impact of $15.6 million of flagship lease termination charges on Fiscal 2016 expense and the leveraging effect from higher net sales. This was partially offset by higher direct-to-consumer expense as a percentage of total net sales, including an increase of approximately 50 basis points for shipping and handling costs in Fiscal 2017 as compared to Fiscal 2016.

Store occupancy expense is a component of stores and distribution expense which includes rent, depreciation, utilities, and other store expenses.

Shipping and handling costs include costs incurred to store, move and prepare product for shipment, and costs incurred to physically move product to customers, associated with direct-to-consumer operations.

Marketing, general and administrative expense

	Fiscal 2018		Fiscal 2017		Fiscal 2016
(in thousands)		% of Net Sales		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$484,863	13.5%	$471,914	13.5%	$453,202	13.6%
Excluded items:
Certain legal charges (1)	(2,595)	(0.1)%	(15,070)	(0.4)%	—	0.0%
Indemnification recovery (2)	—	0.0%	—	0.0%	6,000	0.2%
Adjusted non-GAAP marketing, general and administrative expense	$482,268	13.4%	$456,844	13.1%	$459,202	13.8%

(1)	Includes legal charges in connection with the settlement of two class actions, which received final court approval and were paid in the fourth quarter of Fiscal 2018. See Note 17, “CONTINGENCIES.”

(2)	Includes benefits related to an indemnification recovery of certain legal settlements which were recognized in Fiscal 2015.

For Fiscal 2018, marketing, general and administrative expense as a percentage of net sales was approximately flat as compared to Fiscal 2017, with the leveraging effect from higher net sales, the net year-over-year impact of the certain legal charges presented above, a reduction in depreciation expense on IT assets and the adverse impact of the additional week on last year’s expense, partially offset by increased investments in marketing and the Company’s transformation initiatives and increased compensation costs. Excluding the items presented above, Fiscal 2018 adjusted non-GAAP marketing, general and administrative expense as a percentage of net sales increased by approximately 30 basis points as compared to Fiscal 2017.

For Fiscal 2017, marketing, general and administrative expense as a percentage of net sales decreased by approximately 10 basis points as compared to Fiscal 2016, primarily due to expense reduction efforts and the leveraging effect from higher net sales, partially offset by the net year-over-year impact of the excluded items presented above and increased performance-based compensation and marketing expense. Excluding the items presented above, Fiscal 2017 adjusted non-GAAP marketing, general and administrative expense as a percentage of net sales decreased by approximately 70 basis points as compared to Fiscal 2016.

Asset impairment

	Fiscal 2018		Fiscal 2017		Fiscal 2016
(in thousands)		% of Net Sales		% of Net Sales		% of Net Sales
Asset impairment	$11,580	0.3%	$14,391	0.4%	$7,930	0.2%
Excluded item:
Certain asset impairment charges	(8,671)	(0.2)%	(13,661)	(0.4)%	(6,356)	(0.2)%
Adjusted non-GAAP asset impairment	$2,909	0.1%	$730	0.0%	$1,574	0.0%

For Fiscal 2018 and Fiscal 2017, the Company incurred store asset impairment charges primarily related to certain of the Company’s international Abercrombie & Fitch stores. For Fiscal 2016, the Company incurred store asset impairment charges primarily related to the Company’s abercrombie kids flagship store in London.

Other operating income, net

	Fiscal 2018		Fiscal 2017		Fiscal 2016
(in thousands)		% of Net Sales		% of Net Sales		% of Net Sales
Other operating income, net	$5,915	0.2%	$16,938	0.5%	$26,212	0.8%
Excluded item:
Claims settlement benefits (1)	—	0.0%	—	0.0%	(12,282)	(0.4)%
Adjusted non-GAAP other operating income, net	$5,915	0.2%	$16,938	0.5%	$13,930	0.4%

(1)	Includes benefits related to a settlement of certain economic loss claims associated with the April 2010 Deepwater Horizon oil spill.

For Fiscal 2018, other operating income, net, as a percentage of net sales decreased by approximately 30 basis points as compared to Fiscal 2017, primarily due to lower foreign currency exchange rate related gains and a change in the classification of gift card breakage, which is recognized in net sales beginning in Fiscal 2018. Gift card breakage was $6.4 million for Fiscal 2017.

For Fiscal 2017, other operating income, net, as a percentage of net sales decreased by approximately 30 basis points as compared to Fiscal 2016, primarily due to claims settlement benefits of $12.3 million recognized in Fiscal 2016 and lower year-over-year gift card breakage, partially offset by higher foreign currency exchange rate related gains. Excluding the item presented above, Fiscal 2017 adjusted non-GAAP other operating income, net, as a percentage of net sales increased by approximately 10 basis points as compared to Fiscal 2016.

Operating income

	Fiscal 2018		Fiscal 2017		Fiscal 2016
(in thousands)		% of Net Sales		% of Net Sales		% of Net Sales
Operating income	$127,366	3.5%	$72,050	2.1%	$15,188	0.5%
Excluded items:
Certain asset impairment charges	8,671	0.2%	13,661	0.4%	6,356	0.2%
Certain legal charges (1)	2,595	0.1%	15,070	0.4%	—	0.0%
Indemnification recovery (2)	—	0.0%	—	0.0%	(6,000)	(0.2)%
Claims settlement benefits (3)	—	0.0%	—	0.0%	(12,282)	(0.4)%
Adjusted non-GAAP operating income	$138,632	3.9%	$100,781	2.9%	$3,262	0.1%

(1)	Includes legal charges in connection with the settlement of two class actions, which received final court approval and were paid in the fourth quarter of Fiscal 2018. See Note 17, “CONTINGENCIES.”

(2)	Includes benefits related to an indemnification recovery of certain legal settlements which were recognized in Fiscal 2015.

(3)	Includes benefits related to a settlement of certain economic loss claims associated with the April 2010 Deepwater Horizon oil spill.

For Fiscal 2018, operating income as a percentage of net sales increased by approximately 140 basis points as compared to Fiscal 2017. Excluding the items presented above, Fiscal 2018 adjusted non-GAAP operating income as a percentage of net sales increased approximately 100 basis points as compared to Fiscal 2017. The year-over-year change in operating income reflects:

•	Changes in foreign currency exchange rates, which benefited operating income by approximately $6 million, net of hedging; and,

•	The loss of a week in Fiscal 2018 as compared to Fiscal 2017, which was estimated to have adversely impacted operating income by approximately $5 million.

For Fiscal 2017, operating income as a percentage of net sales increased by approximately 160 basis points as compared to Fiscal 2016. Excluding the items presented above, Fiscal 2017 adjusted non-GAAP operating income as a percentage of net sales increased approximately 280 basis points as compared to Fiscal 2016. The year-over-year change in operating income reflects:

•	Changes in foreign currency exchange rates, which benefited operating income by approximately $10 million, net of hedging; and,

•	The additional, 53rd week in Fiscal 2017 as compared to Fiscal 2016, which was estimated to have benefited operating income by approximately $3 million.

Interest expense, net

	Fiscal 2018		Fiscal 2017		Fiscal 2016
(in thousands)		% of Net Sales		% of Net Sales		% of Net Sales
Interest expense	$22,788	0.6%	$22,973	0.7%	$23,078	0.7%
Interest income	(11,789)	(0.3)%	(6,084)	(0.2)%	(4,412)	(0.1)%
Interest expense, net	$10,999	0.3%	$16,889	0.5%	$18,666	0.6%

For Fiscal 2018, interest expense, net as a percentage of net sales decreased as compared to Fiscal 2017 by approximately 20 basis points, primarily due to higher interest income earned on the Company’s investments and cash holdings.

For Fiscal 2017, interest expense, net as a percentage of net sales decreased as compared to Fiscal 2016 by approximately 10 basis points, primarily due to higher interest income earned on the Company’s investments and cash holdings.

Income tax expense (benefit)

	Fiscal 2018		Fiscal 2017		Fiscal 2016
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate		Effective Tax Rate
Income tax expense (benefit)	$37,559	32.3%	$44,636	80.9%	$(11,196)	321.9%
Excluded items:
Tax effect of pre-tax excluded items (1)	2,483		10,756		(3,900)
Benefits (charges) related to the Tax Cuts and Jobs Act of 2017 (2)	3,535		(19,936)		—
Adjusted non-GAAP income tax expense (benefit)	$43,577	34.1%	$35,456	42.3%	$(15,096)	98.0%

(1)
Refer to “Operating income” for details of pre-tax excluded items. The tax effect of excluded items is the difference between the tax provision calculation on a GAAP basis and an adjusted non-GAAP basis.

(2)	Discrete tax items related to the Tax Cuts and Jobs Act of 2017 (the “Act”). See Note 9, “INCOME TAXES,” for further discussion.

For Fiscal 2018, the effective tax rate was 32.3% as compared to 80.9% for Fiscal 2017. In both Fiscal 2018 and Fiscal 2017, the effective tax rate was impacted by discrete non-cash income tax charges related to the expiration of certain share-based compensation awards of $9.6 million and $10.6 million, respectively. In addition, for Fiscal 2018 the effective tax rate was also impacted by a discrete income tax net benefits of $3.5 million related to the provisional estimate of the Act as compared to discrete income tax net charges of $19.9 million in Fiscal 2017. Excluding the tax effect of items presented above under “Operating Income,” and discrete tax items related to the Act, the adjusted non-GAAP effective tax rate for Fiscal 2018 was 34.1% as compared to 42.3% for Fiscal 2017. For Fiscal 2016, the effective tax rate was not meaningful due to the lower level of pre-tax earnings in Fiscal 2016.

For Fiscal 2018, the year-over-year change in the effective tax rate as compared to Fiscal 2017, which is highly sensitive at lower levels of pre-tax earnings, was primarily driven by changes in the level and mix of consolidated pre-tax earnings between operating and valuation allowance jurisdictions and the reduction in the U.S. federal corporate income tax rate from 35% to 21% as a result of the enactment of the Act in the fourth quarter of Fiscal 2017.

As of February 2, 2019, the Company had approximately $50.0 million in net deferred tax assets, inclusive of amounts associated with accumulated other comprehensive income, which included approximately $11.5 million and $13.2 million of net deferred tax assets in Japan and the United Kingdom, respectively. As of February 3, 2018, the Company had approximately $61.4 million in net deferred tax assets, inclusive of amounts associated with accumulated other comprehensive income, which included approximately $13.3 million and $13.8 million of net deferred tax assets in Japan and the United Kingdom, respectively. The realization of the net deferred tax assets will depend upon the future generation of sufficient taxable profits in these jurisdictions. While the Company believes it is more likely than not that the net deferred tax assets will be realized, it is not certain. Should circumstances change, the net deferred tax assets may become subject to additional valuation allowances, which would result in additional tax expense.

Refer to Note 9, “INCOME TAXES,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K, for further discussion.

Net income (loss) and net income (loss) per diluted share attributable to A&F

	Fiscal 2018		Fiscal 2017		Fiscal 2016
(in thousands)		% of Net Sales		% of Net Sales		% of Net Sales
Net income attributable to A&F	$74,541	2.1%	$7,094	0.2%	$3,956	0.1%
Excluded items presented above under “Operating income,” and “Income tax expense (benefit)”	(5,248)		(37,911)		(8,026)
Adjusted non-GAAP net income (loss) attributable to A&F	$79,789	2.2%	$45,005	1.3%	$(4,070)	(0.1)%

Net income per diluted share attributable to A&F	$1.08		$0.10		$0.06
Excluded items presented above under “Operating income,” and “Income tax expense (benefit)”	(0.08)		(0.55)		(0.12)
Adjusted non-GAAP net income (loss) per diluted share attributable to A&F	$1.15		$0.65		$(0.06)

For Fiscal 2018, net income per diluted share attributable to A&F was $1.08 as compared to $0.10 for Fiscal 2017. Excluding the items presented above under “Operating income,” and “Income tax expense (benefit),” Fiscal 2018 adjusted non-GAAP net income per diluted share attributable to A&F was $1.15, as compared to $0.65 last year. The year-over-year change in net income per diluted share attributable to A&F reflects:

•	Changes in foreign currency exchange rates, which benefited net income per diluted share attributable to A&F by approximately $0.06, net of hedging; and,

•	The loss of a week in Fiscal 2018 as compared to Fiscal 2017, which was estimated to have adversely impacted net income per diluted share attributable to A&F by approximately $0.05.

For Fiscal 2017, net income per diluted share attributable to A&F was $0.10 as compared to $0.06 for Fiscal 2016. Excluding the items presented above under “Operating income,” and “Income tax expense (benefit),” Fiscal 2017 adjusted non-GAAP net income per diluted share attributable to A&F was $0.65, as compared to net loss per diluted share of $0.06 for Fiscal 2016. The year-over-year change in net income (loss) per diluted share attributable to A&F reflects:

•	Changes in foreign currency exchange rates, which benefited net income per diluted share attributable to A&F by approximately $0.09, net of hedging; and,

•	The additional, 53rd week in Fiscal 2017 as compared to Fiscal 2016, which was estimated to have benefited net income per diluted share attributable to A&F by approximately $0.03.

LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL SOURCES AND USES OF CASH

Seasonality of cash flows

The Company’s business has two principal selling seasons: the spring season, which includes the first and second fiscal quarters (“Spring”) and the fall season, which includes the third and fourth fiscal quarters (“Fall”). As is typical in the apparel industry, the Company experiences its greatest sales activity during the Fall season due to the Back-to-School period in August and the holiday sales period in November and December. The Company relies on excess operating cash flows, which are largely generated in Fall, to fund operations throughout the year and to reinvest in the business to support future growth. The Company also has a revolving credit facility available as a source of additional funding.

Credit facilities

On August 7, 2014, A&F, through its subsidiary Abercrombie & Fitch Management Co. (“A&F Management”) as the lead borrower (with A&F and certain other subsidiaries as borrowers or guarantors), entered into an asset-based revolving credit agreement.

On October 19, 2017, A&F, through its subsidiary A&F Management, entered into the Second Amendment to Credit Agreement (the “ABL Second Amendment”), amending and extending the maturity date of the asset-based revolving credit agreement to October 19, 2022. As amended, the asset-based revolving credit agreement continues to provide for a senior secured credit facility of up to $400 million (the “Amended ABL Facility”).

As of February 2, 2019, the borrowing base on the Amended ABL Facility was $276.0 million.

The Company uses, in the ordinary course of business, stand-by letters of credit under the existing Amended ABL Facility. As of February 2, 2019 and February 3, 2018, the Company had not drawn on the Amended ABL Facility, but had approximately $0.4 million and $1.9 million of outstanding stand-by letters of credit under the Amended ABL Facility, respectively.

A&F, through its subsidiary A&F Management as the borrower (with A&F and certain other subsidiaries as guarantors), also entered into a term loan agreement on August 7, 2014, which provides for a term loan facility of $300 million (the “Term Loan Facility” and, together with the Amended ABL Facility, the “Credit Facilities”).

On June 22, 2018, A&F, through its subsidiary A&F Management, entered into the Term Loan Second Agreement, which, among other things, repriced the Term Loan Facility by reducing the applicable margins for term loans by 0.25%.

The Credit Facilities are further described in Note 10, “BORROWINGS,” of the Notes to the Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA,” of this Annual Report on Form 10-K.

Operating activities

For Fiscal 2018, net cash provided by operating activities was $352.9 million as compared to $287.7 million for Fiscal 2017. The year-over-year change in cash flow associated with operating activities was primarily due to higher cash receipts from increased net sales and increased payments to vendors in the fourth quarter of Fiscal 2017 which resulted in lower cash payments in Fiscal 2018 as compared to Fiscal 2017. These year-over-year changes were partially offset by an increase in incentive compensation payments in Fiscal 2018 primarily related to Fiscal 2017 performance, and income tax refunds received in Fiscal 2017 from prior year tax returns.

For Fiscal 2017, net cash provided by operating activities was $287.7 million as compared to $185.2 million for Fiscal 2016. The year-over-year increase in net cash provided by operating activities for Fiscal 2017 as compared to Fiscal 2016 was primarily driven by higher cash receipts from increased net sales, refunds received from prior year tax returns and a year-over-year decrease in incentive compensation payments, partially offset by increased payments to vendors, including the impact of incremental payments made due to the additional week in Fiscal 2017, and a year-over-year decrease in long-term lease deposits returned.

Investing activities

For Fiscal 2018, Fiscal 2017 and Fiscal 2016, cash outflows for investing activities were used primarily for purchases of property and equipment as follows:

(in thousands)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Store remodels, right-sizes and new store construction	$94,274	$62,725	$73,053
Direct-to-consumer and omnichannel investments, information technology and other projects	58,119	44,276	67,791
Purchases of property and equipment	$152,393	$107,001	$140,844

Financing activities

For Fiscal 2018, cash outflows for financing activities consisted primarily of the repurchase of approximately 2.9 million shares of A&F’s Common Stock in the open market with a market value of approximately $68.7 million and the payment of dividends of $53.7 million.

For Fiscal 2017, cash outflows for financing activities consisted primarily of the payment of dividends of $54.4 million and the repayment of borrowings of $15.0 million.

For Fiscal 2016, cash outflows for financing activities consisted primarily of the payment of dividends of $54.1 million and the repayment of borrowings of $25.0 million.

FUTURE CASH REQUIREMENTS AND SOURCES OF CASH

The Company’s capital allocation strategy remains to prioritize investments in the business to build on the foundation for sustainable long-term growth and seeks to invest in projects that have high expected returns. The Company also evaluates opportunities to accelerate potential investments, including improvements in customer experience, both in stores and online. These improvements include store remodels and right-sizes, new store openings, and acceleration of our transformation efforts. The Company also evaluates store closures, including flagship lease buyouts and kick-outs. In addition, the Company returns cash to stockholders through dividends and completes share repurchases as deemed appropriate. Dividends are declared at the discretion of A&F’s Board of Directors. A quarterly dividend, of $0.20 per share outstanding, was declared in each of February, May, August and November in Fiscal 2018 and Fiscal 2017. Dividends were paid in each of March, June, September and December in Fiscal 2018 and Fiscal 2017. A&F’s Board of Directors reviews the dividend on a quarterly basis and establishes the dividend rate based on A&F’s financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors which the Board of Directors deems relevant. Capital allocation priorities and investments are reviewed by the Company’s Board of Directors considering both liquidity and valuation factors.

To execute its capital allocation strategy, the Company relies on excess operating cash flows, which are largely generated in the Fall season, to fund operations throughout the fiscal year and to reinvest in the business to support future growth. The Company also has availability under the Amended ABL Facility as a source of additional funding. Over the next twelve months, the Company’s primary cash requirements will be to fund operating activities, including the acquisition of inventory, and obligations related to compensation, leases, any lease buyouts or kick-outs we may exercise, taxes and other operating activities, as well as to fund capital expenditures, marketing initiatives, quarterly dividends to stockholders subject to approval by A&F’s Board of Directors and debt service requirements, including voluntary debt prepayments, or required repayments, if any, based on annual excess cash flows, as defined in the term loan agreement applicable to the Term Loan Facility.

The Company may repurchase shares of its Common Stock from time to time, dependent on market and business conditions, with the primary objective to offset dilution from issuances of Common Stock associated with the exercise of employee stock appreciation rights and vesting of employee restricted stock units. If it were to do so, the Company would anticipate funding such repurchases by utilizing free cash flow generated from operations or proceeds from the Amended ABL Facility. As of February 2, 2019, the Company had the authority to repurchase approximately 3.6 million shares as part of the A&F Board of Directors’ previously approved authorization.

Income taxes

During Fiscal 2018, the Company repatriated $250 million of the Company’s foreign earnings and profits to the U.S. The Company has determined that the remaining balance of the Company’s undistributed earnings and profits from its foreign subsidiaries are considered indefinitely reinvested outside of the U.S. As a result of both the mandatory one-time deemed repatriation and the adoption of a modified territorial system under the Act, these earnings and profits could be repatriated without incurring additional federal income tax. If additional funds were to be repatriated to the U.S., the Company could incur an insignificant amount of state income taxes and foreign withholding taxes.

As of February 2, 2019, $258.4 million of the Company’s $723.1 million of cash and equivalents was held by foreign affiliates. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or pay dividends to A&F’s stockholders.

Refer to Note 9, “INCOME TAXES,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for further discussion.

Capital investments

The Company expects capital investments to be approximately $200 million for Fiscal 2019, prioritized towards store updates and new stores, as well as direct-to-consumer and omnichannel investments, information technology and other projects.

OFF-BALANCE SHEET ARRANGEMENTS

The Company uses, in the ordinary course of business, stand-by letters of credit under the Amended ABL Facility. The Company has no other off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of February 2, 2019, the Company’s contractual obligations were as follows:

		Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$1,475,680	$367,622	$509,812	$288,243	$310,003
Purchase obligations	313,804	275,882	37,167	753	2
Long-term debt obligations	253,250	—	253,250	—	—
Other obligations (2)	114,781	21,767	40,077	19,094	33,843
Capital lease obligations	5,963	3,557	2,406	—	—
Totals	$2,163,478	$668,828	$842,712	$308,090	$343,848

(1)
Includes leasehold financing obligations of $46.3 million. Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for additional information.

(2)
Includes asset retirement obligations, payments from the Supplemental Executive Retirement Plan, tax payments associated with the provisional, mandatory one-time deemed repatriation tax on accumulated foreign earnings, net payable over eight years pursuant to the Act, and estimated interest payments on the Term Loan Facility based on the interest rate as of February 2, 2019 assuming normally scheduled principal payments. Refer to Note 15, “SAVINGS AND RETIREMENT PLANS,” and Note 9, “INCOME TAXES,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for further discussion.

Operating lease obligations consist primarily of non-cancelable future minimum lease commitments related to store operating leases. Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Leased facilities and other operating leases,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K, for further discussion. Excluded from the obligations above are amounts related to the portions of lease terms that are currently cancelable at the Company’s discretion. While included in the obligations above, in many instances, the Company will have options to terminate certain leases if stated sales volume levels are not met or the Company ceases operations in a given country. Operating lease obligations do not include common area maintenance (“CAM”), insurance, marketing or tax payments for which the Company is also obligated. Total expense related to CAM, insurance, marketing and taxes was $147.5 million in Fiscal 2018.

Purchase obligations primarily represent non-cancelable purchase orders for merchandise to be delivered during Fiscal 2019 and commitments for fabric expected to be used during upcoming seasons. In addition, purchase obligations include agreements to purchase goods or services, including information technology contracts and third-party distribution center service contracts.

Long-term debt obligations consist of principal payments under the Term Loan Facility. Refer to Note 10, “BORROWINGS,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for additional information.

Due to uncertainty as to the amounts and timing of future payments, the contractual obligations table above does not include tax, including accrued interest and penalties, of $0.6 million related to uncertain tax positions at February 2, 2019. Deferred taxes are also not included in the preceding table. For further discussion, refer to Note 9, “INCOME TAXES,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

A&F has historically paid quarterly dividends on its Common Stock. There are no amounts included in the above table related to dividends due to the fact that future dividends are subject to determination and approval by A&F’s Board of Directors.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Recent accounting pronouncements,” of the Notes to the Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA,” of this Annual Report on Form 10-K for recent accounting pronouncements the Company has adopted or is currently evaluating, including the dates of adoption or expected dates of adoption, as applicable, and anticipated effects on the Company’s Consolidated Financial Statements.

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
Revenue Recognition
The Company reserves for sales returns through estimates based on historical returns experience, recent sales activity and certain other assumptions that management believes to be reasonable.
The Company has not made any material changes in the accounting methodology used to determine the sales return reserve over the past three fiscal years. The Company does not expect material changes to the underlying assumptions used to measure the sales return reserve as of February 2, 2019. However, actual results could vary from estimates and could result in material gains or losses.

The Company accounts for gift cards sold to customers by recognizing an unearned revenue liability at the time of sale, which is recognized as revenue at the earlier of redemption by the customer or when the Company determines the likelihood of redemption is remote, referred to as gift card breakage. The Company determines the probability of gift card redemption based on historical redemption patterns.

The Company does not expect material changes to the underlying assumptions used to estimate gift card breakage as of February 2, 2019. However, actual results could vary from estimates and could result in material gains or losses.

An increase or decrease of 10% in the Company’s gift card redemption estimates, for gift cards that have been outstanding for less than three years as of February 2, 2019, would not have a material impact on the Company’s pre-tax income for Fiscal 2018.

The Company maintains loyalty programs, which primarily provide customers with the opportunity to earn points toward future merchandise discount rewards with qualifying purchases. The Company accounts for expected future merchandise discount reward redemptions by recognizing an unearned revenue liability as customers accumulate points, taking into account expected future redemptions, which remains until revenue is recognized at the earlier of redemption or expiration, as a component of net sales.

This assessment requires management to make assumptions and judgments related to the probability that accumulated points will be converted into merchandise discount rewards, the probability that merchandise discount rewards will be redeemed by customers and the pattern of redemption activity. The Company determines its estimates of these factors based on historical redemption patterns.

The Company does not expect material changes to the underlying assumptions used to estimate deferred revenue associated with loyalty programs as of February 2, 2019. However, actual results could vary from estimates and could result in material gains or losses.

An increase or decrease of 10% in the Company’s point expiration and reward redemption estimates as of February 2, 2019 would have affected pre-tax income by approximately $3.4 million for Fiscal 2018.

Policy	Effect if Actual Results Differ from Assumptions
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

The Company does not expect material changes to the underlying assumptions used to measure the LCNRV or shrink reserve as of February 2, 2019. However, actual results could vary from estimates and could significantly impact the ending inventory valuation at cost, as well as gross margin.

An increase or decrease in the LCNRV adjustment of 10% would have affected pre-tax income by approximately $1.4 million for Fiscal 2018.

Additionally, as part of inventory valuation, an inventory shrink estimate is made each quarter that reduces the value of inventory for lost or stolen items, based on sales volumes, average unit costs, historical losses and actual shrink results from previous physical inventories.

An increase or decrease in the inventory shrink estimate of 10% would have affected pre-tax income by approximately $0.7 million for Fiscal 2018.
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

As of February 2, 2019, stores that were tested for impairment and not fully impaired had a net book value of $57.8 million and had undiscounted cash flows which were in the range of 100% to 150% of their respective net asset values.

For stores assessed by management as having indicators of impairment, a 10% decrease in the sales assumption used to project future cash flows for the fair value estimates as of February 2, 2019 would have increased the Fiscal 2018 impairment charge by $1.2 million.

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

The Company does not expect material changes in the judgments, assumptions or interpretations used to calculate the tax provision for Fiscal 2018. However, changes in these judgments, assumptions or interpretations may occur and could have a material impact on the Company’s income tax provision.

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

NON-GAAP FINANCIAL MEASURES

This Annual Report on Form 10-K includes discussion of certain financial measures under “RESULTS OF OPERATIONS” on both a GAAP and a non-GAAP basis. The Company believes that each of the non-GAAP financial measures presented in this “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” is useful to investors as it provides a meaningful basis to evaluate the Company’s operating performance excluding the effect of certain items that the Company believes do not reflect its future operating outlook, and thereby supplementing investors’ understanding of comparability of operations across periods. Management used these non-GAAP financial measures during the periods presented to assess the Company’s performance and to develop expectations for future operating performance. These non-GAAP financial measures should be used as a supplement to, and not as an alternative to, the Company’s GAAP financial results, and may not be calculated in the same manner as similar measures presented by other companies.

Financial information on a constant currency basis

The Company provides certain financial information on a constant currency basis to enhance investors’ understanding of underlying business trends and operating performance by removing the impact of foreign currency exchange rate fluctuations. The effect from foreign currency exchange rates, calculated on a constant currency basis, is determined by applying the current period’s foreign currency exchange rates to the prior year’s results and is net of the year-over-year impact from hedging. The per diluted share effect from foreign currency exchange rates for Fiscal 2018 and Fiscal 2017 is calculated using a 27% and 35% effective tax rate, respectively.

Comparable sales

In addition, the Company provides comparable sales, defined as the percentage year-over-year change in the aggregate of (1) sales for stores that have been open as the same brand at least one year and whose square footage has not been expanded or reduced by more than 20% within the past year, with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations, and (2) direct-to-consumer sales with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations. Comparable sales exclude revenue other than store and direct-to-consumer sales. Due to the 53rd week in Fiscal 2017, comparable sales for the year ended February 3, 2018 are compared to the 53 weeks ended February 4, 2017. Due to the calendar shift in Fiscal 2018, resulting from the 53rd week in Fiscal 2017, comparable sales for the year ended February 2, 2019 are compared to the 52 weeks ended February 3, 2018. Management uses comparable sales to understand the drivers of year-over-year changes in net sales as well as a performance metric for certain performance-based restricted stock units. The Company believes comparable sales is a useful metric as it can assist investors in distinguishing the portion of the Company’s revenue attributable to existing locations from the portion attributable to the opening or closing of stores. The most directly comparable GAAP financial measure is change in net sales.

Excluded items

The following financial measures are disclosed on a GAAP and on an adjusted non-GAAP basis excluding the following items, as applicable:

Financial measures (1)	Excluded items
Marketing, general and administrative expense	Certain legal charges and benefits related to an indemnification recovery
Asset impairment	Certain asset impairment charges
Other operating income, net	Claims settlement benefits
Operating income	Certain legal charges; benefits related to an indemnification recovery; certain asset impairment charges; and claims settlement benefits
Net income (loss) and net income (loss) per share attributable to A&F (2)
Certain legal matters; benefits related to an indemnification recovery; certain asset impairment charges; claims settlement benefits; discrete tax items related to the Act; and the tax effect of pre-tax excluded items

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

Investment securities

The Company maintains its cash equivalents in financial instruments, primarily time deposits and money market funds, with original maturities of three months or less. Due to the short-term nature of these instruments, changes in interest rates are not expected to materially affect the fair value of these financial instruments.

Refer to Note 6, “RABBI TRUST ASSETS,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for a discussion of the Company’s Rabbi Trust assets.

Interest rate risk

As of February 2, 2019, the Company had approximately $253.3 million in gross borrowings outstanding under its Term Loan Facility and no borrowings outstanding under its Amended ABL Facility. The Credit Facilities carry interest rates that are tied to LIBO rate, or an alternate base rate, plus a margin. The interest rate on the Term Loan Facility has a 100 basis point LIBO rate floor, and assuming no changes in the Company’s financial structure as it stands, an increase in the interest rate on borrowings under the Term Loan Facility as of February 2, 2019 of 100 basis points would increase Fiscal 2019 annual interest expense by approximately $2.6 million. This hypothetical analysis for Fiscal 2019 may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under the Company’s Credit Facilities. The expected transition from the widespread use of LIBO rate to alternative rates over the next several years is not expected to have a material impact on interest expense on borrowings outstanding under the Company’s Credit Facilities.

Foreign currency exchange rate risk

A&F’s international subsidiaries generally operate with functional currencies other than the U.S. Dollar. Since the Company’s Consolidated Financial Statements are presented in U.S. Dollars, the Company must translate all components of these financial statements from functional currencies into U.S. Dollars at exchange rates in effect during or at the end of the reporting period. The fluctuation in the value of the U.S. Dollar against other currencies affects the reported amounts of revenues, expenses, assets and liabilities. The potential impact of foreign currency exchange rate fluctuations increases as international operations relative to domestic operations increase.

A&F and its subsidiaries have exposure to changes in foreign currency exchange rates associated with foreign currency transactions and forecasted foreign currency transactions, including the sale of inventory between subsidiaries and foreign-currency-denominated assets and liabilities. The Company has established a program that primarily utilizes foreign currency exchange forward contracts to partially offset the risks associated with the effects of certain foreign currency transactions and forecasted transactions. Under this program, increases or decreases in foreign currency exchange rate exposures are partially offset by gains or losses on foreign currency exchange forward contracts, to mitigate the impact of foreign currency exchange gains or losses. The Company does not use forward contracts to engage in currency speculation. All outstanding foreign currency exchange forward contracts are recorded at fair value at the end of each fiscal period.

The fair value of outstanding foreign currency exchange forward contracts included in other current assets was $2.2 million as of February 2, 2019 and was insignificant as of February 3, 2018. The fair value of outstanding foreign currency exchange forward contracts included in other liabilities was $0.3 million as of February 2, 2019 and $9.1 million as of February 3, 2018. Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. The results would decrease derivative contract fair values by approximately $8.4 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair value would be more than offset by the net change in fair values of the underlying hedged items.

For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, refer to “ITEM 1A. RISK FACTORS,” included in this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Thousands, except per share amounts)

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Net sales	$3,590,109	$3,492,690	$3,326,740
Cost of sales, exclusive of depreciation and amortization	1,430,193	1,408,848	1,298,172
Gross profit	2,159,916	2,083,842	2,028,568
Stores and distribution expense	1,542,022	1,542,425	1,578,460
Marketing, general and administrative expense	484,863	471,914	453,202
Asset impairment	11,580	14,391	7,930
Other operating income, net	(5,915)	(16,938)	(26,212)
Operating income	127,366	72,050	15,188
Interest expense, net	10,999	16,889	18,666
Income (loss) before income taxes	116,367	55,161	(3,478)
Income tax expense (benefit)	37,559	44,636	(11,196)
Net income	78,808	10,525	7,718
Less: Net income attributable to noncontrolling interests	4,267	3,431	3,762
Net income attributable to A&F	$74,541	$7,094	$3,956

Net income per share attributable to A&F
Basic	$1.11	$0.10	$0.06
Diluted	$1.08	$0.10	$0.06

Weighted-average shares outstanding
Basic	67,350	68,391	67,878
Diluted	69,137	69,403	68,284

Other comprehensive (loss) income
Foreign currency translation, net of tax	$(19,940)	$41,180	$(6,931)
Derivative financial instruments, net of tax	12,542	(14,932)	248
Other comprehensive (loss) income	(7,398)	26,248	(6,683)
Comprehensive income	71,410	36,773	1,035
Less: Comprehensive income attributable to noncontrolling interests	4,267	3,431	3,762
Comprehensive income (loss) attributable to A&F	$67,143	$33,342	$(2,727)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)

	February 2, 2019	February 3, 2018
Assets
Current assets:
Cash and equivalents	$723,135	$675,558
Receivables	73,112	79,724
Inventories	437,879	424,393
Other current assets	101,824	84,863
Total current assets	1,335,950	1,264,538
Property and equipment, net	694,855	738,182
Other assets	354,788	322,972
Total assets	$2,385,593	$2,325,692
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$226,878	$168,868
Accrued expenses	293,579	308,601
Short-term portion of deferred lease credits	19,558	19,751
Income taxes payable	18,902	10,326
Total current liabilities	558,917	507,546
Long-term liabilities:
Long-term portion of deferred lease credits	76,134	75,648
Long-term portion of borrowings, net	250,439	249,686
Leasehold financing obligations	46,337	50,653
Other liabilities	235,145	189,688
Total long-term liabilities	608,055	565,675
Stockholders’ equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of February 2, 2019 and February 3, 2018	1,033	1,033
Paid-in capital	405,379	406,351
Retained earnings	2,418,544	2,420,552
Accumulated other comprehensive loss, net of tax	(102,452)	(95,054)
Treasury stock, at average cost: 37,073 and 35,105 shares at February 2, 2019 and February 3, 2018, respectively	(1,513,604)	(1,490,503)
Total Abercrombie & Fitch Co. stockholders’ equity	1,208,900	1,242,379
Noncontrolling interests	9,721	10,092
Total stockholders’ equity	1,218,621	1,252,471
Total liabilities and stockholders’ equity	$2,385,593	$2,325,692

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Thousands, except per share amounts)

	Common stock		Paid-in capital	Non-controlling interests	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, January 30, 2016	67,348	$1,033	$407,029	$4,659	$2,530,196	$(114,619)	35,952	$(1,532,576)	$1,295,722
Net income	—	—	—	3,762	3,956	—	—	—	7,718
Dividends ($0.80 per share)	—	—	—	—	(54,066)	—	—	—	(54,066)
Share-based compensation issuances and exercises	410	—	(25,043)	—	(5,383)	—	(410)	24,987	(5,439)
Tax deficit recognized on share-based compensation expense	—	—	(7,516)	—	—	—	—	—	(7,516)
Share-based compensation expense	—	—	22,120	—	—	—	—	—	22,120
Derivative financial instruments, net of tax	—	—	—	—	—	248	—	—	248
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(6,931)	—	—	(6,931)
Contributions from noncontrolling interests, net	—	—	—	183	—	—	—	—	183
Balance, January 28, 2017	67,758	$1,033	$396,590	$8,604	$2,474,703	$(121,302)	35,542	$(1,507,589)	$1,252,039
Net income	—	—	—	3,431	7,094	—	—	—	10,525
Dividends ($0.80 per share)	—	—	—	—	(54,392)	—	—	—	(54,392)
Share-based compensation issuances and exercises	437	—	(12,347)	—	(6,853)	—	(437)	17,086	(2,114)
Share-based compensation expense	—		22,108	—	—	—	—	—	22,108
Derivative financial instruments, net of tax	—	—	—	—	—	(14,932)	—	—	(14,932)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	41,180	—	—	41,180
Distributions to noncontrolling interests, net	—	—	—	(1,943)	—	—	—	—	(1,943)
Balance, February 3, 2018	68,195	$1,033	$406,351	$10,092	$2,420,552	$(95,054)	35,105	$(1,490,503)	$1,252,471
Impact from adoption of new revenue recognition accounting standards	—	—	—	—	6,944	—	—	—	6,944
Net income	—	—	—	4,267	74,541	—	—	—	78,808
Purchase of Common Stock	(2,931)	—	—	—	—	—	2,931	(68,670)	(68,670)
Dividends ($0.80 per share)	—	—	—	—	(53,714)	—	—	—	(53,714)
Share-based compensation issuances and exercises	963	—	(22,727)	—	(29,779)	—	(963)	45,569	(6,937)
Share-based compensation expense	—	—	21,755	—	—	—	—	—	21,755
Derivative financial instruments, net of tax	—	—	—	—	—	12,542	—	—	12,542
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(19,940)	—	—	(19,940)
Distributions to noncontrolling interests, net	—	—	—	(4,638)	—	—	—	—	(4,638)
Balance, February 2, 2019	66,227	$1,033	$405,379	$9,721	$2,418,544	$(102,452)	37,073	$(1,513,604)	$1,218,621

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Operating activities
Net income	$78,808	$10,525	$7,718
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	178,030	194,549	195,414
Asset impairment	11,580	14,391	7,930
Loss on disposal	6,020	7,460	3,836
Amortization of deferred lease credits	(21,320)	(22,149)	(24,557)
Provision for (benefit from) deferred income taxes	5,946	37,485	(7,150)
Share-based compensation	21,755	22,108	22,120
Changes in assets and liabilities
Inventories	(23,820)	(18,298)	24,452
Accounts payable and accrued expenses	63,155	13,622	(32,647)
Deferred lease credits	21,776	17,934	10,288
Income taxes	5,409	13,698	(8,528)
Long-term lease deposits	1,292	(810)	26,649
Other assets	10,234	8,061	(32,429)
Other liabilities	(5,932)	(10,918)	(7,927)
Net cash provided by operating activities	352,933	287,658	185,169
Investing activities
Purchases of property and equipment	(152,393)	(107,001)	(140,844)
Proceeds from sale of property and equipment	—	203	4,098
Net cash used for investing activities	(152,393)	(106,798)	(136,746)
Financing activities
Purchase of treasury stock	(68,670)	—	—
Repayments of borrowings	—	(15,000)	(25,000)
Dividends paid	(53,714)	(54,392)	(54,066)
Other financing activities	(9,307)	(5,421)	(5,443)
Net cash used for financing activities	(131,691)	(74,813)	(84,509)
Effect of foreign currency exchange rates on cash	(20,975)	24,276	(5,441)
Net increase (decrease) in cash and equivalents, and restricted cash and equivalents	47,874	130,323	(41,527)
Cash and equivalents, and restricted cash and equivalents, beginning of period	697,955	567,632	609,159
Cash and equivalents, and restricted cash and equivalents, end of period	$745,829	$697,955	$567,632
Significant noncash investing activities
Change in accrual for construction in progress	$3,152	$(22,458)	$(6,104)
Supplemental information
Cash paid for interest	$14,221	$13,381	$15,254
Cash paid for income taxes	$24,331	$16,230	$30,984
Cash received from income tax refunds	$9,631	$27,934	$7,333

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ABERCROMBIE & FITCH CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a global multi-brand omnichannel specialty retailer, which primarily sells its products through its wholly-owned store and direct-to-consumer channels, as well as through various third-party wholesale, franchise and licensing arrangements. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and children under the Hollister, Abercrombie & Fitch and abercrombie kids brands. The brands share a commitment to offering unique products of enduring quality and exceptional comfort that allows customers around the world to express their own individuality and style. The Company has operations in North America, Europe, Asia and the Middle East.

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

Fiscal year

The Company’s fiscal year ends on the Saturday closest to January 31. All references herein to the Company’s fiscal years are as follows:

Fiscal year	Year ended	Number of weeks
Fiscal 2016	January 28, 2017	52
Fiscal 2017	February 3, 2018	53
Fiscal 2018	February 2, 2019	52
Fiscal 2019	February 1, 2020	52

Use of estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the U.S. (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved with estimates, actual results may differ.

ABERCROMBIE & FITCH CO.

Cash and equivalents

A summary of cash and equivalents on the Consolidated Balance Sheets follows:

(in thousands)	February 2, 2019	February 3, 2018
Cash (1)	$633,137	$309,700
Cash equivalents: (2)
Money market funds	55,558	330,636
Time deposits	34,440	35,222
Cash and equivalents	$723,135	$675,558

(1)	Primarily consists of amounts on deposit with financial institutions.

(2)	Investments with original maturities of less than three months.

Receivables

Receivables on the Consolidated Balance Sheets primarily include credit card receivables, lessor construction allowances, value added tax (“VAT”) receivables, trade receivables, income tax receivables and other tax credits or refunds.

As part of the normal course of business, the Company has approximately three to four days of proceeds from sales transactions outstanding with its third-party credit card vendors at any point. The Company classifies these outstanding balances as credit card receivables. Lessor construction allowances are recorded for certain store lease agreements for improvements completed by the Company. VAT receivables are payments the Company has made on purchases of goods that will be recovered as those goods are sold. Trade receivables are amounts billed by the Company to wholesale, franchise and licensing partners in the ordinary course of business. Income tax receivables represent refunds of certain tax payments along with net operating loss and credit carryback claims for which the Company expects to receive refunds within the next 12 months.

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

Merchandise sourced through China accounted for approximately 36%, 42% and 42% of total sourced merchandise in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, based on the cost of sourced merchandise. Merchandise sourced through Vietnam accounted for approximately 29%, 24% and 21% of total sourced merchandise in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, based on the cost of sourced merchandise.

Other current assets

Other current assets on the Consolidated Balance Sheets consists of prepaid expenses including those related to rent, taxes and current store supplies, as well as derivative contracts.

ABERCROMBIE & FITCH CO.

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

An impairment loss may be recognized when these undiscounted future cash flows are less than the carrying amount of the asset group. In the circumstance of impairment, any loss would be measured as the excess of the carrying amount of the asset group over its fair value. Fair value of the Company’s store-related assets is determined at the individual store level, often using a discounted cash flow model that utilizes Level 3 fair value inputs. The key assumptions used in estimating the fair value of impaired assets may include discounted projected store cash flows or market data. In instances where the discounted cash flow analysis indicates a negative value at the store level, the market exit price based on historical experience, and other comparable market data where applicable, is used to determine the fair value by asset type.

The Company capitalizes certain direct costs associated with the development and purchase of internal-use software within property and equipment. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally not exceeding seven years.

Refer to Note 5, “PROPERTY AND EQUIPMENT, NET.”

Other assets

Other assets on the Consolidated Balance Sheets consists primarily of the Company’s Rabbi Trust assets, deferred tax assets, long-term deposits, intellectual property, restricted cash and equivalents, long-term supplies, prepaid leases and various other assets.

Intellectual property primarily includes trademark assets associated with the Company’s international operations, consisting of finite-lived and indefinite-lived intangible assets. The Company’s finite-lived intangible assets are amortized over a useful life of 10 to 20 years.

ABERCROMBIE & FITCH CO.

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents on the Consolidated Balance Sheets to the amounts shown on the Consolidated Statements of Cash Flows:

(in thousands)	February 2, 2019	February 3, 2018	January 28, 2017
Cash and equivalents	$723,135	$675,558	$547,189
Restricted cash and equivalents (1)	22,694	22,397	20,443
Cash and equivalents and restricted cash and equivalents	$745,829	$697,955	$567,632

(1)
Restricted cash and equivalents includes various cash deposits with international banks that are used as collateral for customary non-debt banking commitments, deposits into trust accounts to conform to standard insurance security requirements and other investments including time deposits, U.S. treasury bills and money market funds.

Refer to Note 6, “RABBI TRUST ASSETS,” for further discussion on the Company’s Rabbi Trust assets.

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

The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense (benefit) on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Refer to Note 9, “INCOME TAXES.”

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

ABERCROMBIE & FITCH CO.

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

The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exchange rate exposure associated with forecasted foreign-currency-denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign-currency-denominated intercompany receivables. Fluctuations in exchange rates will either increase or decrease the Company’s intercompany equivalent cash flows and affect the Company’s U.S. Dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed upon settlement date. These forward contracts typically have a maximum term of twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in accumulated other comprehensive loss (“AOCL”) on the Consolidated Balance Sheets. Under the current accounting guidance, substantially all of the unrealized gains or losses related to designated cash flow hedges as of February 2, 2019 will be recognized in cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive Income (Loss) over the next twelve months.

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

Refer to “Recent accounting pronouncements,” below for discussion of recent accounting pronouncements related to derivative instruments that could affect the Company’s financial statements.

Refer to Note 13, “DERIVATIVE INSTRUMENTS,”

ABERCROMBIE & FITCH CO.

Stockholders’ equity

As of February 2, 2019 and February 3, 2018, there were 150.0 million shares of A&F’s Class A Common Stock (the “Common Stock”), $0.01 par value, authorized, of which 66.2 million shares and 68.2 million shares were outstanding as of February 2, 2019 and February 3, 2018, respectively, and 106.4 million shares of Class B Common Stock, $0.01 par value, authorized, of which none were outstanding as of February 2, 2019 and February 3, 2018. Holders of Class A Common Stock generally have identical rights to holders of Class B Common Stock, except holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to three votes per share on all matters submitted to a vote of stockholders.

Revenue recognition

The Company recognizes revenue from product sales when control of the good is transferred to the customer, generally upon pick up at, or shipment from, a Company location.

The Company provides shipping and handling services to customers in certain direct-to-consumer transactions. Revenue associated with the related shipping and handling obligations is deferred until the obligation is fulfilled, typically upon the customer’s receipt of the merchandise. The related shipping and handling costs are classified in stores and distribution expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Revenue is recorded net of estimated returns, associate discounts, promotions and other similar customer incentives. The Company estimates reserves for sales returns based on historical experience among other factors. The sales return reserve is classified in accrued expenses on the Consolidated Balance Sheets.

The Company accounts for gift cards sold to customers by recognizing an unearned revenue liability at the time of sale, which prior to Fiscal 2018 was recognized as other operating income, at the earlier of redemption by the customer or when the Company determined the likelihood of redemption to be remote, referred to as gift card breakage. Refer to “Other operating income, net,” below. Beginning in Fiscal 2018, gift card breakage is recognized proportionally with gift card redemptions. Gift cards sold to customers do not expire or lose value over periods of inactivity and the Company is not required by law to escheat the value of unredeemed gift cards to the jurisdictions in which it operates. Gift card breakage was $4.7 million in Fiscal 2018, which was recognized as a component of net sales.

Unearned revenue liabilities related to the Company’s gift card program, classified in accrued expenses on the Consolidated Balance Sheets, as of February 2, 2019 and the date of adoption of the new revenue recognition accounting standard, February 4, 2018, were approximately $26.1 million and $22.7 million, respectively. On the date of adoption, an adjustment related to the adoption of new revenue recognition standards decreased the beginning of period balance by $6.2 million. Unearned revenue liabilities related to the Company’s gift card program are typically recognized as revenue within a 12-month period. For Fiscal 2018, the Company recognized revenue of approximately $62.9 million associated with gift card redemptions and gift card breakage.

The Company also maintains loyalty programs, which primarily provide customers with the opportunity to earn points toward future merchandise discount rewards with qualifying purchases. The Company accounts for expected future reward redemptions by recognizing an unearned revenue liability as customers accumulate points, which remains until revenue is recognized at the earlier of redemption or expiration. Unearned revenue liabilities related to the Company’s loyalty programs, classified in accrued expenses on the Consolidated Balance Sheets, as of February 2, 2019 and the date of adoption, February 4, 2018, were approximately $19.9 million and $16.0 million, respectively. Unearned revenue liabilities related to the Company’s loyalty programs are typically recognized as revenue within a 12-month period. For Fiscal 2018, the Company recognized revenue of approximately $36.3 million associated with reward redemptions and breakage related to the Company’s loyalty programs.

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

All revenues are recognized in net sales in the Consolidated Statements of Operations and Comprehensive Income (Loss). For a discussion of the disaggregation of revenue, refer to Note 16, “SEGMENT REPORTING.” The Company does not include tax amounts collected from customers on behalf of third parties, including sales and indirect taxes, in net sales.

ABERCROMBIE & FITCH CO.

Cost of sales, exclusive of depreciation and amortization

Cost of sales, exclusive of depreciation and amortization on the Consolidated Statements of Operations and Comprehensive Income (Loss), primarily consists of cost incurred to ready inventory for sale, including product costs, freight, and import costs, as well as provisions for reserves for shrink and lower of cost and net realizable value. Gains and losses associated with the effective portion of designated foreign currency exchange forward contracts related to the hedging of inventory purchases are also recognized in cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive Income (Loss) when the inventory being hedged is sold.

Costs incurred to physically move product to stores are recorded in cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Shipping and handling costs, including costs incurred to store, move and prepare product for shipment, and costs incurred to physically move product to customers, associated with direct-to-consumer operations, were $163.8 million, $150.7 million and $125.4 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. Handling costs, including costs incurred to store, move and prepare product for shipment to stores, were $37.8 million, $38.6 million and $41.5 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. These amounts are recorded in stores and distribution expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Pre-opening expenses related to new store openings are expensed as incurred and are reflected as a component of stores and distribution expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Marketing, general and administrative expense

Marketing, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income (Loss) includes: home office compensation, except for those departments included in stores and distribution expense; photography and social media; store marketing; information technology; outside services, such as legal and consulting; depreciation, primarily related to IT and other home office assets; amortization related to trademark assets; relocation; recruiting; and travel expenses.

Costs to design and develop the Company’s merchandise are expensed as incurred and are reflected as a component of marketing, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

ABERCROMBIE & FITCH CO.

Other operating income, net

Other operating income, net on the Consolidated Statements of Operations and Comprehensive Income (Loss) primarily consists of gains and losses resulting from foreign-currency-denominated transactions in Fiscal 2018. For Fiscal 2017 and Fiscal 2016, other operating income, net primarily consists of gains and losses resulting from foreign-currency-denominated transactions and gift card breakage, which is no longer included in other operating income, beginning in Fiscal 2018 in conjunction with the adoption of the new revenue recognition accounting standard.

Gift card breakage was $6.4 million and $10.3 million for Fiscal 2017 and Fiscal 2016, respectively. Beginning in Fiscal 2018, gift card breakage is recognized as revenue. Refer to “Revenue recognition,” above.

Foreign-currency-denominated transactions, including those related to derivative instruments, resulted in gains of $5.3 million, $7.0 million and $0.4 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

For Fiscal 2016, other operating income, net included a $12.3 million gain, in connection with a settlement of certain economic loss claims associated with the April 2010 Deepwater Horizon oil spill.

Interest expense, net

Interest expense primarily consists of interest expense on borrowings outstanding under the Company’s Term Loan Facility and interest expense related to landlord financing obligations. Interest income primarily consists of interest income earned on the Company’s investments and cash holdings and realized gains from the trust-owned life insurance policies held in the irrevocable rabbi trust (the “Rabbi Trust”). A summary of interest expense, net follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
(in thousands)
Interest expense	$22,788	$22,973	$23,078
Interest income	(11,789)	(6,084)	(4,412)
Interest expense, net	$10,999	$16,889	$18,666

Total interest expense related to landlord financing obligations was $5.5 million, $5.5 million and $5.7 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

Advertising costs

Advertising costs consists primarily of paid media advertising, direct digital advertising, including e-mail distribution, digital content and in-store photography and signage, and are reported on the Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising costs related specifically to direct-to-consumer operations are expensed as incurred as a component of stores and distribution expense. The production of in-store photography and signage is expensed when the marketing campaign commences and all other advertising costs are expensed as incurred as components of marketing, general and administrative expense. The Company recognized $136.6 million, $116.5 million and $110.1 million in advertising expense in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

ABERCROMBIE & FITCH CO.

Leased facilities and other operating leases

The Company leases property for its stores under operating leases. Lease agreements may contain lessor construction allowances, rent escalation clauses and, in some instances, contingent rent provisions.

Receivables for lessor construction allowances are recorded for certain store lease agreements for improvements completed by the Company. When the Company records a receivable for the lessor construction allowance, it records a corresponding liability for the deferred lease credit. Deferred lease credits represent the unamortized portion of lessor construction allowances received from landlords related to the Company’s retail stores. The Company amortizes the deferred lease credit as a reduction of rent expense on the Consolidated Statements of Operations and Comprehensive Income (Loss) over the term of the lease and the receivable for lessor construction allowances is reduced as amounts are received from the landlord.

Annual store rent consists of a fixed minimum amount and, in some instances, contingent rent based on sales performance. For scheduled rent escalation clauses during the lease term, the Company records minimum rental expense on a straight-line basis over the term of the lease on the Consolidated Statements of Operations and Comprehensive Income (Loss). The difference between rent expense and the amounts paid under the lease, less amounts attributable to the repayment of construction allowances recorded as deferred rent, is included in accrued expenses and other liabilities on the Consolidated Balance Sheets. The term over which the Company amortizes lessor construction allowances and minimum rental expenses on a straight-line basis begins on the date of initial possession, which is generally when the Company enters the space and begins construction.

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

A summary of rent expense follows:

(in thousands)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Store rent expense:
Fixed minimum (1)	$365,229	$373,457	$408,575
Contingent	18,189	14,752	11,690
Deferred lease credits amortization	(21,320)	(22,149)	(24,557)
Total store rent expense	362,098	366,060	395,708
Buildings, equipment and other	8,800	9,752	5,772
Total rent expense	$370,898	$375,812	$401,480

(1)	Includes lease termination fees of $4.0 million, $2.0 million and $15.5 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

At February 2, 2019, the Company was committed to noncancelable leases with remaining terms of less than one year to 12 years. Excluded from the obligations below are portions of lease terms that are currently cancelable at the Company’s discretion without condition. While included in the obligations below, in many instances the Company has options to terminate certain leases if stated sales volume levels are not met or the Company ceases operations in a given country, which may be subject to lease termination policies. A summary of operating lease commitments, including leasehold financing obligations, under noncancelable leases follows:

(in thousands)
Fiscal 2019	$367,622
Fiscal 2020	$304,270
Fiscal 2021	$205,542
Fiscal 2022	$159,617
Fiscal 2023	$128,626
Thereafter	$310,003

Refer to “Recent accounting pronouncements,” below for discussion of recent accounting pronouncements related to leases that are expected to affect the Company’s financial statements.

ABERCROMBIE & FITCH CO.

Leasehold financing obligations

In certain lease arrangements, the Company is involved in the construction of a building and is deemed to be the owner of the construction project. In those instances, the Company records an asset for the amount of the total project costs, including the portion funded by the landlord, and an amount related to the value attributed to the pre-existing leased building in property and equipment, net, and a corresponding financing obligation in leasehold financing obligations, on the Consolidated Balance Sheets. Once construction is complete, if it is determined that the asset does not qualify for sale-leaseback accounting treatment, the Company continues to amortize the financing obligation over the lease term and depreciates the asset over its useful life. The Company allocates a portion of its rent obligation to the assets which are owned for accounting purposes as a reduction of the financing obligation and interest expense.

Refer to “Recent accounting pronouncements,” below for discussion of recent accounting pronouncements related to leases that are expected to affect the Company’s financial statements.

Share-based compensation

The Company issues shares of Common Stock from treasury stock upon exercise of stock options and stock appreciation rights and vesting of restricted stock units, including those converted from performance share awards. As of February 2, 2019, the Company had sufficient treasury stock available to settle restricted stock units and stock appreciation rights outstanding. Settlement of stock awards in Common Stock also requires that the Company have sufficient shares available in stockholder-approved plans at the applicable time.

In the event, at each reporting date as of which share-based compensation awards remain outstanding, there are not sufficient shares of Common Stock available to be issued under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors (as amended effective June 15, 2017, the “2016 Directors LTIP”) and the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates (as amended effective June 14, 2018, the “2016 Associates LTIP”), or under a successor or replacement plan, the Company may be required to designate some portion of the outstanding awards to be settled in cash, which would result in liability classification of such awards. The fair value of liability-classified awards would be re-measured each reporting date until such awards no longer remain outstanding or until sufficient shares of Common Stock become available to be issued under the existing plans or under a successor or replacement plan. As long as the awards are required to be classified as a liability, the change in fair value would be recognized in current period expense based on the requisite service period rendered.

Fair value of both service-based and performance-based restricted stock units is calculated using the market price of the underlying Common Stock on the date of grant reduced for anticipated dividend payments on unvested shares. In determining fair value, the Company does not take into account performance-based vesting requirements. Performance-based vesting requirements are taken into account in determining the number of awards expected to vest. For market-based restricted stock units, fair value is calculated using a Monte Carlo simulation with the number of shares that ultimately vest dependent on the Company’s total stockholder return measured against the total stockholder return of a select group of peer companies over a three-year period. For awards with performance-based or market-based vesting requirements, the number of shares that ultimately vest can vary from 0% to 200% of target depending on the level of achievement with respect to the associated performance criteria.

Service-based restricted stock units are expensed on a straight-line basis over the total awards’ requisite service period. Performance-based restricted stock units subject to graded vesting are expensed on an accelerated attribution basis. Performance share award expense is primarily recognized in the performance period of the awards’ requisite service period. Market-based restricted stock units without graded vesting features are expensed on a straight-line basis over the awards’ requisite service period. Compensation expense for stock options and stock appreciation rights is recognized on a straight-line basis over the awards’ requisite service period. The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures.

The Company estimates the fair value of stock appreciation rights using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock appreciation rights and expected future stock price volatility over the expected term. Estimates of expected terms, which represent the expected periods of time the Company believes stock appreciation rights will be outstanding, are based on historical experience. Estimates of expected future stock price volatility are based on the volatility of the Company’s Common Stock price for the most recent historical period equal to the expected term of the stock appreciation rights, as appropriate. The Company calculates the volatility as the annualized standard deviation of the differences in the natural logarithms of the weekly stock closing price, adjusted for stock splits and dividends.

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

Refer to Note 12, “SHARE-BASED COMPENSATION.”

Net income per share attributable to A&F

Net income per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of Common Stock. Additional information pertaining to net income per share attributable to A&F is as follows:

(in thousands)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Shares of Common Stock issued	103,300	103,300	103,300
Weighted-average treasury shares	(35,950)	(34,909)	(35,422)
Weighted-average — basic shares	67,350	68,391	67,878
Dilutive effect of share-based compensation awards	1,787	1,012	406
Weighted-average — diluted shares	69,137	69,403	68,284
Anti-dilutive shares (1)	1,838	5,379	6,107

(1)
Reflects the total number of shares related to outstanding share-based compensation awards that have been excluded from the computation of net income per diluted share attributable to A&F because the impact would have been anti-dilutive.

ABERCROMBIE & FITCH CO.

Recent accounting pronouncements

The Company reviews recent accounting pronouncements on a quarterly basis and has excluded discussion of those not applicable to the Company and those not expected to have or did not have a material impact on the Company’s financial statements.

The following table provides a brief description of certain recent accounting pronouncements the Company has adopted.

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
February 4, 2018
The Company adopted this guidance and all related amendments using the modified retrospective method, and applied the standard to contracts that were not complete as of the adoption date. Comparative period information has not been restated and continues to be reported under the accounting standards in effect for those periods. This guidance primarily impacts the classification and timing of the recognition of the Company’s gift card breakage and timing of direct-to-consumer revenue. Adoption of this guidance had an immaterial impact on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

The cumulative effect of applying the new standard on the Consolidated Balance Sheets as of February 2, 2019 was recognized as an adjustment to the opening balance of retained earnings, increasing beginning retained earnings by $6.9 million, with corresponding reductions in accrued expenses, inventories, and other assets of $4.7 million, $6.4 million, and $2.2 million, respectively, and increases to receivables and other current assets of $6.4 million and $4.4 million, respectively.

In accordance with the new guidance, expected gift card breakage is now recognized in net sales on a proportionate basis as gift cards are redeemed. Previously, gift card breakage was recognized as other operating income when the Company determined that the likelihood of redemption was remote. Under the new guidance, direct-to-consumer revenue is recognized when control is passed to the customer, typically upon shipment or pick-up of goods. Previously, direct-to-consumer revenue was recognized upon customer acceptance, which typically occurred upon the customer’s possession of the merchandise. The Company does not expect this guidance to have a material impact on store, direct-to-consumer, wholesale, franchise or license revenues on an ongoing basis. The Company’s revenue recognition accounting policies are discussed further in this Note 2 under “Revenue recognition.”

ASU 2016-18, Statement of Cash Flows
This update amends the guidance in ASC 230, Statement of Cash Flows. The new guidance requires an entity to explain the changes in total of cash and equivalents, and restricted cash and equivalents in the statement of cash flows. Consequently, an entity is no longer required to present transfers between cash and equivalents and restricted cash.
February 4, 2018
The Company adopted this guidance under the retrospective method.

For Fiscal 2017, adoption of this guidance resulted in a $2.0 million increase in net cash provided by operating activities and increases of $20.4 million and $22.4 million to beginning and ending cash and equivalents, and restricted cash and equivalents, respectively.

For Fiscal 2016, adoption of this guidance resulted in a $0.1 million decrease in net cash provided by operating activities and increases of $20.6 million and $20.4 million to beginning and ending cash and equivalents, and restricted cash and equivalents, respectively.

In addition, captions have been updated in the Consolidated Statements of Cash Flows to reflect the inclusion of restricted cash and equivalents. Restricted cash and equivalents remains classified in other assets on the Consolidated Balance Sheets.

ABERCROMBIE & FITCH CO.

The following table provides a brief description of certain recent accounting pronouncements the Company has not yet adopted.

Accounting Standards Update (ASU)	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards not yet adopted
ASU 2016-02, Leases
This update supersedes the leasing guidance in ASC 840, Leases. The new guidance requires an entity to recognize lease assets and lease liabilities on the balance sheet and disclose key leasing information that depict the lease rights and obligations of an entity.
February 3, 2019
The Company has determined that it will adopt this guidance using the optional transition method. The optional transition method within the new guidance allows entities to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to retained earnings, without restating comparative periods. In addition, the Company will elect the practical expedient package permitted under transition guidance, which among other things, allows the Company to carry forward the historical lease classification for existing leases. As most of the Company’s existing agreements are categorized as operating leases, this guidance will primarily impact the presentation of right-of-use assets and lease liabilities on the Consolidated Balance Sheets.

Upon adoption, the Company estimates an increase in total assets in the range of $1.1 billion to $1.2 billion, primarily related to long-term right-of-use assets, and an increase in total liabilities in the range of $1.2 billion to $1.3 billion, with a portion of this classified in current liabilities. This reflects the impact of adoption related to amounts historically classified as deferred rent and accrued straight-line rent.

The Company also estimates a cumulative adjustment decreasing the opening balance of retained earnings by approximately $0.1 billion, primarily related to right-of-use asset impairment charges for certain of the Company’s stores where it was previously determined that the carrying value of assets was not recoverable, partially offset by benefits to retained earnings to establish net deferred tax assets and the net impact of the derecognition of certain leased building assets and related leasehold financing obligations. The right-of-use asset impairment charges recorded to retained earnings will result in reduced rent expense over the remaining term of the affected right-of-use assets. The adoption of this guidance is not expected to have a material impact on the timing or classification of the Company’s Consolidated Statement of Cash Flows, the Company’s liquidity or the Company’s debt-covenant compliance under current agreements.

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

ABERCROMBIE & FITCH CO.

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities that are measured at fair value on a recurring basis, were as follows:

	Assets and Liabilities at Fair Value as of February 2, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$55,558	$34,440	$—	$89,998
Derivative instruments (2)	—	2,162	—	2,162
Rabbi Trust assets (3)	5	105,877	—	105,882
Restricted cash equivalents (4)	10,910	4,588	—	15,498
Total assets	$66,473	$147,067	$—	$213,540

Liabilities:
Derivative instruments (2)	$—	$332	$—	$332
Total liabilities	$—	$332	$—	$332

	Assets and Liabilities at Fair Value as of February 3, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$330,636	$35,222	$—	$365,858
Derivative instruments (2)	—	37	—	37
Rabbi Trust assets (3)	13	102,784	—	102,797
Restricted cash equivalents (4)	11,880	3,722	—	15,602
Total assets	$342,529	$141,765	$—	$484,294

Liabilities:
Derivative instruments (2)	$—	$9,147	$—	$9,147
Total liabilities	$—	$9,147	$—	$9,147

(1)	Level 1 assets consist of investments in money market funds. Level 2 assets consist of time deposits.

(2)	Level 2 assets and liabilities consist primarily of foreign currency exchange forward contracts.

(3)	Level 1 assets consist of investments in money market funds. Level 2 assets consist of trust-owned life insurance policies.

(4)	Level 1 assets consist of investments in U.S. treasury bills and money market funds. Level 2 assets consist of time deposits.

The Company’s Level 2 assets and liabilities consist of:

•	Time deposits, which are valued at cost approximating fair value due to the short-term nature of these investments;

•	Trust-owned life insurance policies which are valued using the cash surrender value of the life insurance policies; and

•	Derivative instruments, primarily foreign currency exchange forward contracts, which are valued using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

ABERCROMBIE & FITCH CO.

Fair value of borrowings

The Company’s borrowings under the Company’s credit facilities are carried at historical cost in the accompanying Consolidated Balance Sheets.

The carrying amount and fair value of gross borrowings under the Company’s term loan credit facility were as follows:

(in thousands)	February 2, 2019	February 3, 2018
Gross borrowings outstanding, carrying amount	$253,250	$253,250
Gross borrowings outstanding, fair value	$252,933	$253,250

No borrowings were outstanding under the Company’s senior secured revolving credit facility as of February 2, 2019 or February 3, 2018. Refer to Note 10, “BORROWINGS,” for further discussion of the Company’s credit facilities.

4. INVENTORIES

Inventories consisted of:

(in thousands)	February 2, 2019	February 3, 2018
Inventories at original cost	$458,860	$446,559
Less: Lower of cost and net realizable value adjustment	(13,951)	(13,362)
Less: Shrink estimate	(7,030)	(8,804)
Inventories	$437,879	$424,393

Inventories included inventory in transit from vendors of $89.3 million and $80.2 million at February 2, 2019 and February 3, 2018, respectively. Inventory in transit is merchandise owned by the Company that has not yet been received at a Company distribution center.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Inventories,” for discussion regarding significant accounting policies related to the Company’s inventories.

ABERCROMBIE & FITCH CO.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	February 2, 2019	February 3, 2018
Land	$36,875	$36,875
Buildings	285,014	288,977
Furniture, fixtures and equipment	691,914	688,529
Information technology	557,607	523,429
Leasehold improvements	1,229,494	1,271,170
Construction in progress	26,319	10,773
Other	2,027	1,956
Total	2,829,250	2,821,709
Less: Accumulated depreciation	(2,134,395)	(2,083,527)
Property and equipment, net	$694,855	$738,182

For Fiscal 2018 and Fiscal 2017, the Company incurred store asset impairment charges of $11.6 million and $14.4 million, respectively, primarily related to certain of the Company’s international Abercrombie & Fitch stores. For Fiscal 2016, the Company incurred store asset impairment charges of $7.9 million, primarily related to the Company’s abercrombie kids flagship store in London.

The Company had $34.7 million and $38.7 million of construction project assets in property and equipment, net at February 2, 2019 and February 3, 2018, respectively, related to the construction of buildings in certain lease arrangements where the Company is deemed to be the owner of the construction project.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Property and equipment, net,” for discussion regarding significant accounting policies related to the Company’s property and equipment, net.

6. RABBI TRUST ASSETS

Investments of Rabbi Trust assets consisted of the following:

(in thousands)	February 2, 2019	February 3, 2018
Rabbi Trust assets:
Trust-owned life insurance policies (at cash surrender value)	$105,877	$102,784
Money market funds	5	13
Total Rabbi Trust assets	$105,882	$102,797

The Rabbi Trust includes amounts, restricted in their use, to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value and are included in other assets on the Consolidated Balance Sheets. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $3.1 million in each of Fiscal 2018, Fiscal 2017 and Fiscal 2016, recognized in interest expense, net on the Consolidated Statements of Operations and Comprehensive Income (Loss).

ABERCROMBIE & FITCH CO.

7. ACCRUED EXPENSES

Accrued expenses consisted of:

(in thousands)	February 2, 2019	February 3, 2018
Accrued payroll and related costs (1)	$65,156	$65,045
Accrued taxes	38,490	37,123
Accrued rent	27,804	25,731
Gift card liability	26,062	28,939
Other (2)	136,067	151,763
Accrued expenses	$293,579	$308,601

(1)	Accrued payroll and related costs include salaries, incentive compensation, benefits, withholdings and other payroll-related costs.

(2)
Other includes expenses incurred but not yet paid related to outside services associated with store and home office operations, deferred revenue related to loyalty programs and construction in progress.

8. DEFERRED LEASE CREDITS

Deferred lease credits are derived from payments received from landlords to wholly or partially offset store construction costs and are classified between current and long-term liabilities. The amounts, which are amortized over the respective terms of the related leases, consisted of the following:

(in thousands)	February 2, 2019	February 3, 2018
Deferred lease credits	$450,295	$451,906
Amortized deferred lease credits	(354,603)	(356,507)
Total deferred lease credits, net	95,692	95,399
Less: short-term portion of deferred lease credits	(19,558)	(19,751)
Long-term portion of deferred lease credits	$76,134	$75,648

9. INCOME TAXES

Tax Cuts and Jobs Act of 2017

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. The Act made broad and significantly complex changes to the U.S. corporate income tax system by, among other things; reducing the U.S. federal corporate income tax rate from 35% to 21%, transitioning U.S. international taxation to a modified territorial tax system and imposing a mandatory one-time deemed repatriation tax, payable over eight years, on accumulated undistributed foreign subsidiary earnings and profits as of December 31, 2017. Given the significant changes resulting from and complexities associated with the Act, the estimated financial impacts related to the enactment of the Act, for Fiscal 2017 and up to one year from the enactment of the Act, were provisional and subject to further analysis, interpretation and clarification of the Act. Changes in interpretations and assumptions the Company has made, resulted in changes to these estimates during Fiscal 2018. The Company completed its accounting related to the Act in the fourth quarter of Fiscal 2018. During Fiscal 2018, the Company recognized measurement period net benefits in an aggregate amount of $3.5 million during Fiscal 2018, which consisted of:

•	$6.0 million of measurement period net benefits for adjustments to deferred taxes resulting from an international tax restructuring of foreign operations completed in response to the Act;

•
$2.0 million of measurement period charges, adjusting the provisional tax amounts related to the mandatory one-time deemed repatriation tax on accumulated undistributed foreign earnings and profits; and,

•
$0.4 million of measurement period net charges, adjusting the provisional tax amounts related to the remeasurement of the Company’s ending deferred tax assets and liabilities at February 3, 2018, as well as adjusting the Company’s deferred tax liability on unremitted foreign earnings.

ABERCROMBIE & FITCH CO.

As a result of the Company’s initial analysis of the impact of the Act and subsequent measurement period adjustments, the Company has incurred discrete net income tax charges in an aggregate amount of $16.5 million since the enactment of the Act, which consist of:

•	$23.7 million of tax expense related to the mandatory one-time deemed repatriation tax on accumulated undistributed foreign subsidiary earnings and profits of approximately $385.8 million;

•	$5.6 million of tax benefit for the decrease in the Company’s federal deferred tax liability on unremitted foreign earnings;

•	$6.0 million of net tax benefit for adjustments to deferred taxes resulting from an international tax restructuring of foreign operations completed in response to the Act;

•
$3.5 million of tax expense related to the remeasurement of the Company’s ending deferred tax assets and liabilities at February 3, 2018, as a result of the U.S. federal corporate income tax rate reduction from 35% to 21%; and,

•
$0.8 million of tax expense at the state level related to the Company’s decision to repatriate $250 million of the Company’s undistributed foreign earnings to the U.S. in the fourth quarter of Fiscal 2018.

Components of income taxes

Income (loss) before income taxes consisted of:

(in thousands)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Domestic (1)	$53,858	$(12,326)	$(52,041)
Foreign	62,509	67,487	48,563
Income (loss) before income taxes	$116,367	$55,161	$(3,478)

(1)
Includes intercompany charges to foreign affiliates for management fees, cost-sharing, royalties and interest and excludes a portion of foreign income that is currently includable on the U.S. federal income tax return.

Income tax expense (benefit) consisted of:

(in thousands)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Current:
Federal	$7,460	$(218)	$(18,888)
State	3,645	1,897	(74)
Foreign	20,508	5,472	15,633
Total current	$31,613	$7,151	$(3,329)

Deferred:
Federal	$5,319	$23,620	$(5,787)
State	1,183	1,457	(346)
Foreign	(556)	12,408	(1,734)
Total deferred	5,946	37,485	(7,867)
Income tax expense (benefit)	$37,559	$44,636	$(11,196)

During Fiscal 2018, the Company repatriated $250 million of the Company’s foreign earnings and profits to the U.S. The Company has determined that the remaining balance of the Company’s undistributed earnings and profits from its foreign subsidiaries are considered indefinitely reinvested outside of the U.S. As a result of both the mandatory one-time deemed repatriation and the adoption of a modified territorial system under the Act, these earnings and profits could be repatriated without incurring additional federal income tax. If additional funds were to be repatriated to the U.S., the Company could incur an insignificant amount of state income taxes and foreign withholding taxes.

ABERCROMBIE & FITCH CO.

Reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Fiscal 2018	Fiscal 2017 (1)	Fiscal 2016 (2)
U.S. federal corporate income tax rate	21.0%	33.7%	35.0%
State income tax, net of U.S. federal income tax effect	3.6	3.5	5.0
Foreign taxation of non-U.S. operations	(1.7)	(25.8)	248.9
U.S. taxation of non-U.S. operations (3)	5.1	17.3	(212.6)
Net change in valuation allowances	0.7	1.0	(16.5)
Audit and other adjustments to prior years’ accruals	(0.1)	—	(0.1)
Statutory tax rate and law changes	(0.1)	(0.3)	94.3
Permanent items	1.2	3.5	91.3
Credit items	(0.6)	(4.2)	11.7
Tax Cuts and Jobs Act of 2017	(3.0)	36.1	—
Tax deficit recognized on share-based compensation expense (4)	8.3	19.2	—
Credit for increasing research activities	(1.7)	(2.3)	32.1
Trust-owned life insurance policies (at cash surrender value)	(0.6)	(1.9)	31.0
Other items, net	0.2	1.1	1.8
Total	32.3%	80.9%	321.9%

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

(4)
The Company incurred discrete non-cash income tax charges of $9.6 million and 10.6 million for Fiscal 2018 and Fiscal 2017, respectively, primarily related to the expiration of certain share-based compensation awards, recognized in income tax expense (benefit) due to changes in share-based compensation accounting standards adopted by the Company in Fiscal 2017.

Historically, jurisdictional location of pre-tax income (loss) represented a significant component of the Company’s effective tax rate as income tax rates outside the U.S. were generally lower than the U.S. statutory federal income tax rate. Furthermore, the impact of changes in the jurisdictional location of pre-tax income (loss) on the Company’s effective tax rate were amplified on a percentage basis at lower levels of consolidated pre-tax income (loss) in absolute dollars. As a result of the Act, the U.S. effective tax rate will be generally lower, but the effective tax rate remains dependent on jurisdictional mix. The taxation of non-U.S. operations line items in the table above excludes items related to the Company’s non-U.S. operations reported separately in the appropriate corresponding line items.

For Fiscal 2018, the impact of foreign taxation of non-U.S. operations on the Company’s effective income tax rate was primarily related to the Company’s Swiss subsidiary, along with the Company’s NCI. For Fiscal 2018, the Company’s Swiss subsidiary earned pre-tax income of $24.9 million with a jurisdictional effective tax rate of 12.9%. With respect to the NCI, the subsidiaries incurred pre-tax income of $4.3 million with no jurisdictional tax effect. The Swiss earnings are subject to U.S. tax and the effect is included in the U.S. taxation of non-U.S. operations above.

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

ABERCROMBIE & FITCH CO.

Components of deferred income tax assets and liabilities

The effect of temporary differences which gives rise to deferred income tax assets (liabilities) were as follows:

(in thousands)	February 2, 2019	February 3, 2018
Deferred income tax assets:
Intangibles, foreign step-up in basis (1)	$52,615	$—
Rent	27,299	29,594
Deferred compensation	22,341	31,567
Accrued expenses and reserves	12,767	13,790
Net operating losses (NOL), tax credit and other carryforwards	8,195	5,256
Investments in subsidiaries	1,988	—
Other	1,012	1,100
Valuation allowances	(5,402)	(3,508)
Total deferred income tax assets	$120,815	$77,799

Deferred income tax liabilities:
U.S. offset to foreign step-up in basis (1)	$(52,615)	$—
Inventory	(6,937)	(5,206)
Property, equipment and intangibles	(4,769)	(2,923)
Store supplies	(2,998)	(3,261)
Prepaid expenses	(2,564)	(1,698)
Investments in subsidiaries	—	(2,937)
Other	(660)	(1,532)
Total deferred income tax liabilities	(70,543)	(17,557)
Net deferred income tax assets (2)	$50,272	$60,242

(1)
In conjunction with the adoption of ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which was effective at the beginning of Fiscal 2018 for the Company, Swiss deferred tax assets and U.S. deferred tax liabilities associated with prior year restructurings were recorded as an error correction during the fourth quarter of Fiscal 2018. Recognizing the impact of adoption at the beginning of Fiscal 2018 would have resulted in an increase to both deferred tax assets and deferred tax liabilities of $53.5 million, $53.3 million, and $52.6 million as of May 5, 2018, August 4, 2018 and November 3, 2018, respectively. Based on quantitative and qualitative assessments, such amounts are not considered material to the prior periods. This correction did not have an impact to the Consolidated Statements of Operations and Comprehensive Income (Loss) or the Consolidated Statements of Cash Flows. The deferred tax asset relates to a step-up in basis associated with the intra-entity transfer of intangible assets to Switzerland which are being amortized for Swiss local tax purposes. As this subsidiary’s income is also taxable in the U.S., a corresponding U.S. deferred tax liability was recognized to reflect lower resulting foreign tax credits due to the amortization of the Swiss step-up in basis.

(2)
This table does not reflect deferred taxes classified within accumulated other comprehensive loss. As of February 2, 2019, accumulated other comprehensive loss included deferred tax liabilities of $0.3 million. As of February 3, 2018, accumulated other comprehensive loss included deferred tax assets of $1.2 million.

As of February 2, 2019, the Company had deferred tax assets related to foreign and state NOL and credit carryforwards of $6.7 million and $1.5 million, respectively, that could be utilized to reduce future years’ tax liabilities. If not utilized, a portion of the foreign NOL carryovers will begin to expire in 2020 and a portion of state NOL will begin to expire in 2022. Some foreign NOLs have an indefinite carryforward period.

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

ABERCROMBIE & FITCH CO.

Other

The amount of uncertain tax positions as of February 2, 2019, February 3, 2018 and January 28, 2017, which would impact the Company’s effective tax rate if recognized and a reconciliation of the beginning and ending amounts of uncertain tax positions, excluding accrued interest and penalties, are as follows:

(in thousands)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Uncertain tax positions, beginning of the year	$1,113	$1,239	$2,455
Gross addition for tax positions of the current year	151	148	67
Gross (reduction) addition for tax positions of prior years	(3)	(1)	19
Reductions of tax positions of prior years for:
Lapses of applicable statutes of limitations	(218)	(157)	(1,211)
Settlements during the period	(16)	(116)	(40)
Changes in judgment / excess reserve	(549)	—	(51)
Uncertain tax positions, end of year	$478	$1,113	$1,239

The Internal Revenue Service (“IRS”) is currently conducting an examination of the Company’s U.S. federal income tax returns for Fiscal 2018 and Fiscal 2017 as part of the IRS’ Compliance Assurance Process program. The IRS examinations for Fiscal 2016 and prior years have been completed. State and foreign income tax returns are generally subject to examination for a period of three to five years after the filing of the respective income tax return. The Company has various state and foreign income tax returns in the process of examination, administrative appeals or litigation. The outcome of these examinations is not expected to have a material impact on the Company’s consolidated financial statements. The Company believes that some of these audits will conclude within the next 12 months and that it is reasonably possible the amount of uncertain income tax positions, including interest, may change by an immaterial amount due to settlements of audits and expiration of statutes of limitations.

The Company does not expect material adjustments to the total amount of uncertain tax positions within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

10. BORROWINGS

Asset-based revolving credit facility

On August 7, 2014, A&F, through its subsidiary Abercrombie & Fitch Management Co. (“A&F Management”) as the lead borrower (with A&F and certain other subsidiaries as borrowers or guarantors), entered into an asset-based revolving credit agreement.

On October 19, 2017, A&F, through A&F Management, entered into the Second Amendment to Credit Agreement (the “ABL Second Amendment”), amending and extending the maturity date of the asset-based revolving credit agreement. As amended, the asset-based revolving credit agreement continues to provide for a senior secured revolving credit facility of up to $400 million (the “Amended ABL Facility.”)

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

At the Company’s option, borrowings under the Amended ABL Facility will bear interest at either (a) an adjusted LIBO rate plus a margin of 1.25% to 1.50% per annum, or (b) an alternate base rate plus a margin of 0.25% to 0.50% per annum. As of February 2, 2019, the applicable margins with respect to LIBO rate loans and base rate loans, including swing line loans, under the Amended

ABERCROMBIE & FITCH CO.

ABL Facility were 1.25% and 0.25% per annum, respectively, and are subject to adjustment each fiscal quarter based on average historical availability during the preceding quarter. The Company is also required to pay a fee of 0.25% per annum on undrawn commitments under the Amended ABL Facility. Customary agency fees and letter of credit fees are also payable in respect of the Amended ABL Facility.

As of February 2, 2019, the Company had not drawn on the Amended ABL Facility, and had availability under the Amended ABL Facility of $275.6 million.

Term loan facility

A&F, through A&F Management as the lead borrower (with A&F and certain other subsidiaries as guarantors), also entered into a term loan credit agreement on August 7, 2014, which, as amended, provides for a term loan facility of $300 million (the “Term Loan Facility” and, together with the Amended ABL Facility, the “Credit Facilities”).

On June 22, 2018, A&F, through A&F Management, entered into the Second Amendment to Term Loan Credit Agreement (the “Term Loan Second Agreement”), which served to reprice the Term Loan Facility. As permitted under the credit agreement applicable to the Term Loan Facility, among other things, the Term Loan Second Amendment provided for the issuance by A&F Management of refinancing term loans in an aggregate principal amount of $253.3 million in exchange for the term loans then outstanding under the Term Loan Facility, which resulted in the reduction of the applicable margins for term loans by 0.25%. Under the Term Loan Second Amendment, at the Company’s option, borrowings under the Term Loan Facility now bear interest at either (a) an adjusted LIBO rate no lower than 1.00% plus a margin of 3.50% per annum, reduced from a margin of 3.75% per annum, or (b) an alternate base rate plus a margin of 2.50% per annum, reduced from a margin of 2.75% per annum. Deferred financing fees associated with the repricing transaction were not significant.

The Term Loan Facility was issued at a 1.0% discount. In addition, the Company recorded deferred financing fees associated with the issuance of the Credit Facilities in Fiscal 2014 of $5.8 million in aggregate, of which $3.2 million was paid to lenders. The Company also recorded deferred financing fees associated with the issuance of the ABL Second Amendment of $0.9 million. The debt discount and deferred financing fees are amortized over the respective contractual terms of the Credit Facilities. The Company’s Term Loan Facility debt is presented in the Consolidated Balance Sheets, net of the unamortized discount and fees. Net borrowings as of February 2, 2019 and February 3, 2018 were as follows:

(in thousands)	February 2, 2019	February 3, 2018
Borrowings, gross at carrying amount	$253,250	$253,250
Unamortized discount	(845)	(1,184)
Unamortized fees	(1,966)	(2,380)
Borrowings, net	250,439	249,686
Less: short-term portion of borrowings	—	—
Long-term portion of borrowings, net	$250,439	$249,686

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

ABERCROMBIE & FITCH CO.

The interest rate on borrowings under the Term Loan Facility was 6.01% as of February 2, 2019.

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

The Company was in compliance with the covenants under the Credit Facilities as of February 2, 2019.

11. OTHER LIABILITIES

Other liabilities consisted of:

(in thousands)	February 2, 2019	February 3, 2018
Accrued straight-line rent	$71,341	$80,532
Deferred income tax liabilities (1)	58,760	2,612
Deferred compensation (2)	44,358	42,672
Asset retirement obligation	37,493	37,164
Other (3)	23,193	26,708
Other liabilities	$235,145	$189,688

(1)
Deferred income tax liabilities presented in this table are netted against deferred income tax assets by jurisdiction. For further details on deferred income tax assets and liabilities refer to Note 9 “INCOME TAXES.”

(2)
Deferred compensation includes the Supplemental Executive Retirement Plan, the Abercrombie & Fitch Co. Savings and Retirement Plan and the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan, all further discussed in Note 15, “SAVINGS AND RETIREMENT PLANS,” as well as deferred Board of Directors compensation and other accrued retirement benefits.

(3)	Other includes the provisional, mandatory one-time deemed repatriation tax on accumulated foreign earnings, net and various other liabilities.

ABERCROMBIE & FITCH CO.

12. SHARE-BASED COMPENSATION

Financial statement impact

The Company recognized share-based compensation expense of $21.8 million, $22.1 million and $22.1 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively. The Company recognized tax benefits associated with share-based compensation expense of $4.6 million, $8.0 million and $8.3 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

The effect of adjustments for forfeitures was $1.8 million, $2.9 million and $3.4 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

Plans

As of February 2, 2019, the Company had two primary share-based compensation plans: (i) the 2016 Directors LTIP, with 750,000 shares of the Company’s Common Stock authorized for issuance, under which the Company is authorized to grant restricted stock, restricted stock units, stock appreciation rights, stock options and deferred stock awards to non-associate members of the Company’s Board of Directors; and (ii) the 2016 Associates LTIP, with 6,900,000 shares of the Company’s Common Stock authorized for issuance, under which the Company is authorized to grant restricted stock, restricted stock units, performance share awards, stock appreciation rights and stock options to associates of the Company. The Company also has outstanding shares from four other share-based compensation plans under which the Company granted restricted stock units, performance share awards, stock appreciation rights and stock options to associates of the Company and restricted stock units, stock options and deferred stock awards to non-associate members of the Company’s Board of Directors in prior years. No new shares may be granted under these previously authorized plans and any outstanding awards continue in operation in accordance with their respective terms.

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

ABERCROMBIE & FITCH CO.

Restricted stock units

The following table summarizes activity for restricted stock units for Fiscal 2018:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares (1)	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at February 3, 2018	2,520,160	$15.35	690,174	$11.82	383,980	$16.50
Granted	796,624	21.55	203,006	21.67	142,014	33.69
Adjustments for performance achievement	—	—	(43,999)	20.10	(36,817)	19.04
Vested	(982,188)	17.41	—	—	(7,185)	19.04
Forfeited	(314,566)	15.70	(47,654)	15.32	(46,022)	22.18
Unvested at February 2, 2019 (2)	2,020,030	$16.76	801,527	$13.65	435,970	$21.24

(1)
Includes 552,466 unvested restricted stock units as of February 2, 2019, subject to vesting requirements related to the achievement of certain performance metrics, such as operating income or net income, for the fiscal year immediately preceding the vesting date. Holders of these restricted stock units have the opportunity to earn back one of more installments of the award if cumulative performance requirements are met in a subsequent year.

(2)
Unvested shares related to restricted stock units with performance-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Certain unvested shares related to restricted stock units with performance-based vesting conditions can achieve up to 200% of their target vesting amount.

As of February 2, 2019, there was $22.5 million, $6.2 million and $3.9 million of total unrecognized compensation cost, related to service-based, performance-based and market-based restricted stock units, respectively. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 15 months, 10 months and 12 months for service-based, performance-based and market-based restricted stock units, respectively.

The actual tax benefit realized for tax deductions related to the issuance of shares associated with restricted stock unit vesting was $5.7 million, $2.8 million and $7.0 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

Additional information pertaining to restricted stock units for Fiscal 2018, Fiscal 2017 and Fiscal 2016 follows:

(in thousands)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Service-based restricted stock units:
Total grant date fair value of awards granted	$17,167	$16,920	$29,047
Total grant date fair value of awards vested	$17,100	$19,116	$20,314

Performance-based restricted stock units:
Total grant date fair value of awards granted	$4,399	$4,774	$3,334
Total grant date fair value of awards vested	$—	$—	$1,178

Market-based restricted stock units:
Total grant date fair value of awards granted	$4,784	$2,793	$4,023
Total grant date fair value of awards vested	$137	$—	$—

ABERCROMBIE & FITCH CO.

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during Fiscal 2018, Fiscal 2017 and Fiscal 2016 were as follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Grant date market price	$23.59	$11.43	$28.06
Fair value	$33.69	$11.79	$31.01
Assumptions:
Price volatility	54%	47%	45%
Expected term (years)	2.9	2.9	2.7
Risk-free interest rate	2.4%	1.5%	1.0%
Dividend yield	3.4%	7.0%	3.0%
Average volatility of peer companies	37.4%	35.2%	34.5%
Average correlation coefficient of peer companies	0.2709	0.2664	0.3415

Stock appreciation rights

The following table summarizes stock appreciation rights activity for Fiscal 2018:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (years)
Outstanding at February 3, 2018	3,010,720	$49.35
Granted	—	—
Exercised	(50,190)	22.21
Forfeited or expired	(1,918,663)	56.43
Outstanding at February 2, 2019	1,041,867	$37.81	$40,035	3.5
Stock appreciation rights exercisable at February 2, 2019	966,372	$39.03	$29,650	3.3
Stock appreciation rights expected to become exercisable in the future as of February 2, 2019	73,591	$22.21	$9,675	6.2

As of February 2, 2019, total unrecognized compensation cost related to stock appreciation rights was insignificant and is expected to be recognized over a weighted-average period of 2 months.

The intrinsic value of stock appreciation rights exercised was insignificant during Fiscal 2018 and Fiscal 2016 and no stock appreciation rights were exercised in Fiscal 2017. The grant date fair value of stock appreciation rights that vested during Fiscal 2018, Fiscal 2017 and Fiscal 2016 was $1.4 million, $2.4 million and $4.3 million, respectively.

Stock options

The following table summarizes stock option activity for Fiscal 2018:

	Number of Underlying Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (years)
Outstanding at February 3, 2018	87,200	$78.20
Granted	—	—
Exercised	—	—
Forfeited or expired	(87,200)	78.20
Outstanding at February 2, 2019	—	$—	$—	0.0
Stock options exercisable at February 2, 2019	—	$—	$—	0.0

No stock options were exercised in Fiscal 2018 or Fiscal 2017 and the total intrinsic value of stock options exercised during Fiscal 2016 was insignificant. As of February 2, 2019, there was no unrecognized compensation cost related to stock options.

ABERCROMBIE & FITCH CO.

13. DERIVATIVE INSTRUMENTS

As of February 2, 2019, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory sales, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount (1)
Euro	$40,502
British pound	$17,845
Canadian dollar	$7,658
Japanese yen	$4,773

(1)	Amounts reported are the U.S. Dollar notional amounts outstanding as of February 2, 2019.

As of February 2, 2019, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge foreign-currency-denominated net monetary assets/liabilities:

(in thousands)	Notional Amount (1)
Chinese yuan	$27,197
Euro	$22,934

(1)	Amounts reported are the U.S. Dollar notional amounts outstanding as of February 2, 2019.

The location and amounts of the fair values of derivative instruments on the Consolidated Balance Sheets as of February 2, 2019 and February 3, 2018 were as follows:

	Asset Derivatives			Liability Derivatives
(in thousands)	Location	February 2, 2019	February 3, 2018	Location	February 2, 2019	February 3, 2018
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts		$2,162	$37		$15	$9,108
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts		—	—		317	39
Total	Other current assets	$2,162	$37	Accrued expenses	$332	$9,147

Refer to Note 3, “FAIR VALUE,” for further discussion of the determination of the fair value of derivative instruments.

ABERCROMBIE & FITCH CO.

The location and amounts of gains and losses related to derivative instruments for Fiscal 2018 and Fiscal 2017 on the Consolidated Statements of Operations and Comprehensive Income (Loss) were as follows:

		Fiscal 2018	Fiscal 2017	Fiscal 2016
(in thousands)	Location	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other operating income, net	$3,722	$(3,557)	$627

	Effective Portion							Ineffective Portion and Amount Excluded from Effectiveness Testing
	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (1)			Location of Gain (Loss) Reclassified from AOCL into Earnings	Amount of Gain (Loss) Reclassified from AOCL into Earnings (2)			Location of Gain Recognized in Earnings on Derivative Instruments	Amount of Gain Recognized in Earnings on Derivative Instruments (3)
(in thousands)	Fiscal 2018	Fiscal 2017	Fiscal 2016		Fiscal 2018	Fiscal 2017	Fiscal 2016		Fiscal 2018	Fiscal 2017	Fiscal 2016
Derivatives in cash flow hedging relationships:
Foreign currency exchange forward contracts	$18,700	$(21,810)	$7,204	Cost of sales, exclusive of depreciation and amortization	$4,727	$(4,303)	$15,596	Other operating income, net	$5,167	$2,949	$242

(1)	The amount represents the change in fair value of derivative instruments due to changes in spot rates.

(2)	The amount represents the reclassification from AOCL into earnings when the hedged item affects earnings, which is when merchandise is sold to the Company’s customers.

(3)
The amount represents the change in fair value of derivative instruments due to changes in the difference between the spot price and forward price that is excluded from the assessment of hedge effectiveness and, therefore, recognized in earnings.

ABERCROMBIE & FITCH CO.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

For Fiscal 2018, the activity in accumulated other comprehensive loss was as follows:

	Fiscal 2018
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 3, 2018	$(84,947)	$(10,107)	$(95,054)
Other comprehensive (loss) income before reclassifications	(19,956)	18,700	(1,256)
Reclassified from accumulated other comprehensive loss (1)	—	(4,727)	(4,727)
Tax effect	16	(1,431)	(1,415)
Other comprehensive (loss) income	(19,940)	12,542	(7,398)
Ending balance at February 2, 2019	$(104,887)	$2,435	$(102,452)

(1)
For Fiscal 2018, a gain was reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization on the Consolidated Statement of Operations and Comprehensive Income (Loss).

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

(1)
For Fiscal 2016, a gain was reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization on the Consolidated Statement of Operations and Comprehensive Income (Loss). Additionally, a foreign currency translation loss related to the Company’s dissolution of its Australian operations was reclassified to other operating income, net.

ABERCROMBIE & FITCH CO.

15. SAVINGS AND RETIREMENT PLANS

The Company maintains the Abercrombie & Fitch Co. Savings & Retirement Plan, a qualified plan. All U.S. associates are eligible to participate in this plan if they are at least 21 years of age. In addition, the Company maintains the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement, comprised of two sub-plans (Plan I and Plan II). Plan I contains contributions made through December 31, 2004, while Plan II contains contributions made on and after January 1, 2005. Participation in these plans is based on service and compensation. The Company’s contributions to these plans are based on a percentage of associates’ eligible annual compensation. The cost of the Company’s contributions to these plans was $15.1 million, $14.4 million and $11.1 million for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

In addition, the Company maintains the Supplemental Executive Retirement Plan which provides retirement income to its former Chief Executive Officer for life, based on averaged compensation before retirement, including base salary and cash incentive compensation. As of February 2, 2019 and February 3, 2018, the Company has recorded $9.2 million and $9.7 million, respectively, in other liabilities on the Consolidated Balance Sheets related to future Supplemental Executive Retirement Plan distributions.

16. SEGMENT REPORTING

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

The Company’s net sales by operating segment for Fiscal 2018, Fiscal 2017 and Fiscal 2016 were as follows:

(in thousands)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Hollister	$2,152,538	$2,038,598	$1,839,716
Abercrombie	1,437,571	1,454,092	1,487,024
Total	$3,590,109	$3,492,690	$3,326,740

The Company’s net sales by geographic area for Fiscal 2018, Fiscal 2017 and Fiscal 2016 were as follows:

(in thousands)	Fiscal 2018	Fiscal 2017	Fiscal 2016
United States	$2,321,700	$2,208,618	$2,123,808
Europe	780,918	811,664	768,630
Other	487,491	472,408	434,302
Total	$3,590,109	$3,492,690	$3,326,740

The Company’s long-lived assets by geographic area as of February 2, 2019, February 3, 2018 and January 28, 2017 were as follows:

(in thousands)	February 2, 2019	February 3, 2018	January 28, 2017
United States	$505,217	$494,132	$543,923
Europe	159,266	192,133	215,124
Other	55,480	78,064	92,783
Total	$719,963	$764,329	$851,830

ABERCROMBIE & FITCH CO.

17. CONTINGENCIES

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. The Company’s legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes estimated liabilities for the outcome of litigation where losses are deemed probable and the amount of loss, or range of loss, is reasonably estimable. The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates. Based on currently available information, the Company cannot estimate a range of reasonably possible losses in excess of the accrued charges for legal contingencies. In addition, the Company has not established accruals for certain claims and legal proceedings pending against the Company where it is not possible to reasonably estimate the outcome or potential liability, and cannot estimate a range of reasonably possible losses for these legal matters.

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

Certain legal matters

The Company was a defendant in two separate class action lawsuits filed by former associates of the Company who are represented by the same counsel. The first lawsuit, filed in 2013, alleged failure to indemnify business expenses and a series of derivative claims for compelled patronization, inaccurate wage statements, waiting time penalties, minimum wage violations and unfair competition under California state law on behalf of all non-exempt hourly associates at Abercrombie & Fitch, abercrombie kids, Hollister and Gilly Hicks stores in California. Four subclasses of associates were certified, and the matter was before a U.S. District Court in California. The second lawsuit, filed in 2015, alleged that associates were required to purchase uniforms without reimbursement in violation of federal law, and laws of the states of New York, Florida and Massachusetts, as well as derivative putative state law claims and sought to pursue such claims on a class and collective basis. On December 12, 2017, a U.S. District Court in California granted the parties’ stipulation to transfer and combine the first-filed lawsuit with the second-filed lawsuit then pending before a U.S. District Court in Ohio. Both matters were mediated and the parties signed a settlement with a maximum potential payment of $25.0 million subject to a claim process. On February 16, 2018, a U.S. District Court in Ohio granted preliminary approval of the proposed settlement and ordered that notice of the proposed settlement be given to the absent members of the settlement class. On November 7, 2018, the U.S. District Court in Ohio granted final approval of the proposed settlement, which resulted in a full and final settlement of all claims in both lawsuits on a class-wide basis for an ultimate settlement amount of approximately $10.1 million, which was paid by the Company in the fourth quarter of Fiscal 2018, based on the actual claims made by members of the class.

In addition to the matters discussed above, the Company was a defendant in certain other class action lawsuits filed by former associates of the Company. These lawsuits, assigned to the same judge in a U.S. District Court in California, alleged non-exempt hourly associates of the Company were not properly compensated, in violation of federal and California law, for call-in practices requiring associates to engage in certain pre-shift activities in order to determine whether they should report to work and the Company’s alleged failure to pay reporting time pay and all wages earned at termination. In addition, these lawsuits included derivative claims alleging inaccurate wage statements and unfair competition under California state law on behalf of non-exempt hourly associates. One of these lawsuits was mediated and the parties involved have signed a $9.6 million settlement agreement, which was preliminarily approved by a U.S. District Court in California. On November 20, 2018, the U.S. District Court in California granted final approval of the proposed settlement, which resulted in a full and final settlement of all claims made therein for an ultimate settlement amount of $9.6 million, which was paid by the Company in the fourth quarter of Fiscal 2018.

Other

For Fiscal 2016, the Company recognized a $12.3 million gain in other operating income, net in connection with a settlement of certain economic loss claims associated with the April 2010 Deepwater Horizon oil spill.

ABERCROMBIE & FITCH CO.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial results for Fiscal 2018 and Fiscal 2017 are presented below. See “RESULTS OF OPERATIONS,” in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” of this Annual Report on Form 10-K for information regarding items included below that could affect comparability between quarterly results.

(in thousands, except per share amounts)
Fiscal Quarter 2018	First	Second	Third	Fourth
Net sales	$730,899	$842,414	$861,194	$1,155,602
Gross profit (1)	$442,345	$506,895	$527,819	$682,857
Net (loss) income	$(41,508)	$(2,824)	$24,776	$98,364
Net (loss) income attributable to A&F (2)	$(42,461)	$(3,853)	$23,919	$96,936
Net (loss) income per basic share attributable to A&F (3)	$(0.62)	$(0.06)	$0.35	$1.47
Net (loss) income per diluted share attributable to A&F (3)	$(0.62)	$(0.06)	$0.36	$1.42

(in thousands, except per share amounts)
Fiscal Quarter 2017	First	Second	Third	Fourth
Net sales	$661,099	$779,321	$859,112	$1,193,158
Gross profit (1)	$398,925	$460,895	$526,627	$697,395
Net (loss) income	$(61,009)	$(14,615)	$10,616	$75,533
Net (loss) income attributable to A&F (4)	$(61,700)	$(15,491)	$10,075	$74,210
Net (loss) income per basic share attributable to A&F (3)	$(0.91)	$(0.23)	$0.15	$1.08
Net (loss) income per diluted share attributable to A&F (3)	$(0.91)	$(0.23)	$0.15	$1.05

(1)	Gross profit is derived from cost of sales, exclusive of depreciation and amortization.

(2)
Net income (loss) attributable to A&F for Fiscal 2018 included certain items related to asset impairment, legal charges and discrete tax items related to the Act. These items adversely impacted net income (loss) attributable to A&F by $4.1 million and $8.0 million for the first and second quarters of Fiscal 2018, respectively, and benefited net income (loss) attributable to A&F by $1.5 million and $5.3 million for the third and fourth quarters of Fiscal 2018, respectively.

(3)
Net income (loss) per share for each of the quarters was computed using the weighted average number of shares outstanding during the quarter while the full year is computed using the average of the weighted average number of shares outstanding each quarter; therefore, the sum of the quarters may not equal the total for the full year.

(4)
Net income (loss) attributable to A&F for Fiscal 2017 included certain items related to asset impairment, legal charges and discrete net tax items related to the Act. These items adversely impacted net income (loss) attributable to A&F by $4.5 million, $10.4 million and $23.0 million for the second, third and fourth quarters of Fiscal 2017, respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Abercrombie & Fitch Co.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Abercrombie & Fitch Co. and its subsidiaries (the “Company”) as of February 2, 2019 and February 3, 2018, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended February 2, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A . Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
April 1, 2019

We have served as the Company’s auditor since 1996.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

A&F maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that A&F files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to A&F’s management, including A&F’s principal executive officer and A&F’s principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the
Senior Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer and Principal Accounting
Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of February 2, 2019. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of February 2, 2019, the end of the period covered by this Annual Report on Form 10-K.

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

With the participation of the Chief Executive Officer of A&F and the Senior Vice President and Chief Financial Officer of A&F, management evaluated the effectiveness of A&F’s internal control over financial reporting as of February 2, 2019 using criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment of A&F’s internal control over financial reporting, under the criteria described in the preceding sentence, management has concluded that, as of February 2, 2019, A&F’s internal control over financial reporting was effective.

A&F’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the effectiveness of A&F’s internal control over financial reporting as of February 2, 2019 as stated in their report, which is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in A&F’s internal control over financial reporting during the fourth quarter ended February 2, 2019 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

Information concerning directors and executive officers of A&F as well as persons nominated or chosen to become directors or executive officers is incorporated by reference from the text to be included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2019 and from the text under the caption “EXECUTIVE OFFICERS OF THE REGISTRANT” at the end of “ITEM 1. BUSINESS” in PART I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

Information concerning beneficial ownership reporting compliance under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the text to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT — Section 16(a) Beneficial Ownership Reporting Compliance,” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2019.

Code of Business Conduct and Ethics

The Board of Directors has adopted the Abercrombie & Fitch Co. Code of Business Conduct and Ethics, which is available on the “Corporate Governance” page within the “Our Company” section of the Company’s website at corporate.abercrombie.com.

Audit and Finance Committee

Information concerning A&F’s Audit and Finance Committee, including the determination of A&F’s Board of Directors that the Audit and Finance Committee has at least one “audit committee financial expert” (as defined under applicable SEC rules) serving on the Audit and Finance Committee, is incorporated by reference from the text to be included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS — Committees of the Board — Audit and Finance Committee,” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2019.

Procedures by which Stockholders May Recommend Nominees to A&F’s Board of Directors

Information concerning the procedures by which stockholders of A&F may recommend nominees to A&F’s Board of Directors is incorporated by reference from the text to be included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Director Qualifications and Consideration of Director Candidates,” “PROPOSAL 1 — ELECTION OF DIRECTORS — Director Nominations,” and “PROPOSAL 1 — ELECTION OF DIRECTORS — Nominations of Individuals for Election as Directors at the 2020 Annual Meeting Using Proxy Access,” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2019. The procedures by which stockholders may recommend nominees to A&F’s Board of Directors have not materially changed from those described in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders held on June 14, 2018.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference from the text to be included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Compensation of Directors,” “PROPOSAL 1 — ELECTION OF DIRECTORS — Board Role in Risk Oversight,” “PROPOSAL 1 — ELECTION OF DIRECTORS — Compensation and Organization Committee Interlocks and Insider Participation,” “COMPENSATION DISCUSSION AND ANALYSIS,” “REPORT OF THE COMPENSATION AND ORGANIZATION COMMITTEE ON EXECUTIVE COMPENSATION” and “EXECUTIVE OFFICER COMPENSATION,” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the text to be included under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2019.

Information regarding the number of shares of Common Stock of A&F to be issued and remaining available under equity compensation plans of A&F as of February 2, 2019 is incorporated by reference from the text to be included under the caption “EQUITY COMPENSATION PLANS” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and transactions involving the Company and certain related persons within the meaning of Item 404(a) of SEC Regulation S-K as well as information concerning A&F’s policies and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference from the text to be included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS — Certain Relationships and Related Person Transactions” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2019.

Information concerning the independence of the directors of A&F is incorporated by reference from the text to be included under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS — Director Independence”, “PROPOSAL 1 — ELECTION OF DIRECTORS — Board Leadership Structure” and “PROPOSAL 1 — ELECTION OF DIRECTORS — Committees of the Board” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2019.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the pre-approval policies and procedures of A&F’s Audit and Finance Committee and the fees for services rendered by the Company’s principal independent registered public accounting firm is incorporated by reference from the text to be included under captions “AUDIT AND FINANCE COMMITTEE MATTERS — Pre-Approval Policy” and “AUDIT AND FINANCE COMMITTEE MATTERS — Fees of Independent Registered Public Accounting Firm” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2019.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017.

Consolidated Balance Sheets at February 2, 2019 and February 3, 2018.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017.

Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

(2) Consolidated Financial Statement Schedules:

All financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because the required information is either not applicable or not material.

(3) Exhibits:

The documents listed in the Index to Exhibits that immediately precedes the Signatures page of this Annual Report on Form 10-K are filed or furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted. Each management contract or compensatory plan or arrangement is identified as such in the Index to Exhibits.

(b) The documents listed in the Index to Exhibits that immediately precedes the Signatures page of this Annual Report on Form 10-K are filed or furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference.

(c) Financial Statement Schedules
None

ITEM 16.	FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

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

3.9
Certificate regarding Approval of Amendments to Sections 1.09 and 2.04 of Amended and Restated Bylaws of Abercrombie & Fitch Co. by Board of Directors of Abercrombie & Fitch Co. on November 15, 2011, incorporated herein by reference to Exhibit 3.1 to A&F’s Current Report on Form 8-K dated and filed November 21, 2011 (File No. 001-12107).

3.10
Certificate regarding Adoption of Amendments to Section 2.04 of Amended and Restated Bylaws of Abercrombie & Fitch Co. by Board of Directors of Abercrombie & Fitch Co. on February 23, 2018, incorporated herein by reference to Exhibit 3.1 to A&F's Current Report on Form 8-K dated and filed February 27, 2018 (File No. 001-12107).

3.11
Amended and Restated Bylaws of Abercrombie & Fitch Co. reflecting amendments through the date of this Annual Report on Form 10-K, incorporated herein by reference to Exhibit 3.10 to A&F's Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (File No. 001-12107). [This document represents the Amended and Restated Bylaws of Abercrombie & Fitch Co. in compiled form incorporating all amendments.]

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

10.4*
Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (January 1, 2001 Restatement) — as authorized by the Compensation Committee (now known as the Compensation and Organization Committee) of the A&F Board of Directors on August 14, 2008, to become one of two sub-plans following the division of said Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (January 1, 2001 Restatement) into two sub-plans effective immediately before January 1, 2009 and to be named the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I [terms to govern amounts “deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) before January 1, 2005, and any earnings thereon], incorporated herein by reference to Exhibit 10.9 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 001-12107).

10.5*
First Amendment to the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I (Plan I) (January 1, 2001 Restatement), as authorized by the Compensation Committee (now known as the Compensation and Organization Committee) of the A&F Board of Directors on August 14, 2008 and executed on behalf of A&F on September 3, 2008, incorporated herein by reference to Exhibit 10.13 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2008 (File No. 001-12107).

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

10.16*
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

10.17*
Form of Stock Appreciation Right Award Agreement used for grants of awards after August 20, 2013 and prior to June 16, 2016 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For associates (employees); grant of award not associated with execution of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.2 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.18*
Form of Restricted Stock Unit Award Agreement used for grants of awards after August 20, 2013 and prior to June 16, 2016 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For associates (employees); grant of award forms all or part of the consideration for the execution by associate of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.19*
Form of Restricted Stock Unit Award Agreement used for grants of awards after August 20, 2013 and prior to June 16, 2016 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For associates (employees); grant of award not associated with execution of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.4 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.20*
Form of Performance Share Award Agreement used for grants of awards after August 20, 2013 and prior to June 16, 2016 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan [For associates (employees); grant of award not associated with execution of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.21*
Form of Stock Appreciation Right Award Agreement used for grants of awards after August 20, 2013 and prior to June 16, 2016 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For associates (employees); grant of award not associated with execution of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.9 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.22*
Form of Performance Share Award Agreement used for grants of awards after August 20. 2013 and prior to June 16, 2016 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan [For associates (employees): grant of award not associated with execution of Non-Competition and Non-Solicitation Agreement], incorporated herein by reference to Exhibit 10.13 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

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

10.24
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

10.25
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

10.26
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

10.27
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

10.28
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

10.29
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

10.30
Intercreditor Agreement, dated as of August 7, 2014, by and between Wells Fargo Bank, National Association, in its capacity as “ABL Agent,” and Wells Fargo Bank, National Association, in its capacity as “Term Agent,” incorporated herein by reference to Exhibit 10.9 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 (File No. 001-12107).

10.31*
Employment Offer, accepted October 9, 2014, between Fran Horowitz and A&F, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 15, 2014 (File No. 001-12107).

10.32
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

10.33*	Form of Director and Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 21, 2014 (File No. 001-12107).
10.34*
Retirement Agreement, dated December 8, 2014, between Michael S. Jeffries and A&F, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed December 9, 2014 (File No. 001-12107).

10.35*
Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II), as amended and restated effective as of January 1, 2014, incorporated herein by reference to Exhibit 10.3 to A&F’s Current Report on Form 8-K dated and filed October 19, 2015 (File No. 001-12107).

10.36*
First Amendment to the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II), as approved on October 14, 2015, incorporated herein by reference to Exhibit 10.4 to A&F’s Current Report on Form 8-K dated and filed October 19, 2015 (File No. 001-12107).

10.37*
Letter, dated December 16, 2015, from Abercrombie & Fitch Management Co. to Fran Horowitz setting forth terms of employment as President and Chief Merchandising Officer, and accepted by Fran Horowitz on December 19, 2015, incorporated herein by reference to Exhibit 10.74 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (File No. 001-12107).

10.38*
Offer Letter from Abercrombie & Fitch to Stacia Andersen, executed by Ms. Andersen on May 11, 2016, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed May 23, 2016 (File No. 001-12107).

10.39*
Offer Letter from Abercrombie & Fitch to Kristin Scott, executed by Ms. Scott on May 15, 2016, incorporated herein by reference to Exhibit 10.3 to A&F’s Current Report on Form 8-K dated and filed May 23, 2016 (File No. 001-12107).

10.40*
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

10.41*
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

10.42*
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

10.43*
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to non-associate directors of A&F under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors on and after June 16, 2016, incorporated herein by reference to Exhibit 10.10 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 (File No. 001-12107).

10.44*
Letter Agreement between Abercrombie & Fitch Co. and Stacia Andersen, executed by Abercrombie & Fitch Co. on December 8, 2016, incorporated herein by reference to Exhibit 10.5 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2017 (File No. 001-12107).

10.45*
Form of Agreement entered into between Abercrombie & Fitch Management Co. and each of Fran Horowitz and Joanne C. Crevoiserat as of May 10, 2017, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed May 12, 2017 (File No. 001-12107).

10.46*
Form of Agreement entered into between Abercrombie & Fitch Management Co. and each of Kristin Scott, Stacia Andersen and Robert E. Bostrom as of May 10, 2017, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to A&F's Current Report on Form 8-K dated and filed May 12, 2017 (File No. 001-12107).

10.47*
Form of Director and Officer Indemnification Agreement entered into by Abercrombie & Fitch Co. with directors and officers of international subsidiaries and other key individuals on or after May 11, 2017, incorporated herein by reference to Exhibit 10.3 to A&F's Quarterly Report on Form 10-Q/A for the quarterly period ended April 29, 2017 (File No. 001-12107).

10.48*
Summary of Compensation Structure for Non-Associate Directors of Abercrombie & Fitch Co. for Fiscal 2017, incorporated herein by reference to Exhibit 10.4 to A&F's Quarterly Report on Form 10-Q/A for the quarterly period ended April 29, 2017 (File No. 001-12107).

10.49*
Summary of Terms of the Annual Restricted Stock Unit Grants made and to be made to the Non-Associate Directors of Abercrombie & Fitch Co. under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors in Fiscal 2017, incorporated herein by reference to Exhibit 10.5 to A&F's Quarterly Report on Form 10-Q/A for the quarterly period ended April 29, 2017 (File No. 001-12107).

10.50*
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates (as amended effective June 14, 2018), incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed June 14, 2018 (File No. 001-12107).

10.51*
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors (as amended effective June 15, 2017), incorporated herein by reference to Exhibit 4.10 to the Registration Statement on Form S-8 (Registration No. 333-218761) of Abercrombie & Fitch Co. filed on June 15, 2017.

10.52*
Abercrombie & Fitch Co. Short-Term Cash Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed June 15, 2017 (File No. 001-12107).

10.53*
Abercrombie & Fitch Co. Long-Term Cash Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.2 to A&F's Current Report on Form 8-K dated and filed June 15, 2017 (File No. 001-12107).

10.54*
Offer Letter from Abercrombie & Fitch to Scott Lipesky, executed by Mr. Lipesky on August 29, 2017, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed September 6, 2017 (File No. 001-12107).

10.55*
Agreement entered into between Abercrombie & Fitch Management Co. and Scott Lipesky, effective as of September 7, 2017, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2017 (File No. 001-12107).

10.56
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

10.57
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

10.58*
Abercrombie & Fitch Co. Associate Stock Purchase Plan (October 1, 2007 Restatement, reflecting amendment and restatement effective as of October 1, 2007 of Associate Stock Purchase Plan which was originally adopted effective July 1, 1998), incorporated herein by reference to Exhibit 10.6 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2017 (File No. 001-12107).

10.59*
Form of Performance Share Award Agreement used to evidence the grant of performance shares to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on or after March 27, 2018, incorporated by reference to Exhibit 10.67 to A&F's Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (File No. 001-12107).

10.60*
Summary of Terms of the Annual Restricted Stock Unit Grants made and to be made to the Non-Associate Directors of Abercrombie & Fitch Co. under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors in Fiscal 2018, incorporated herein by reference to Exhibit 10.3 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2018 (File No. 001-12107).

10.61*
Agreement entered into between Abercrombie & Fitch Co. and Arthur C. Martinez, as of April 2, 2018 (the execution date by Mr. Martinez), incorporated herein by reference to Exhibit 10.4 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2018 (File No. 001-12107).

10.62
Second Amendment to Term Loan Credit Agreement, dated as of June 22, 2018, by and among Abercrombie & Fitch Management Co., as lead borrower, Abercrombie & Fitch Co. and the other guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders, incorporated herein by reference to Exhibit 10.2 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2018 (File No. 001-12107).

10.63*
Separation Agreement between Abercrombie & Fitch Management Co. and Robert Bostrom, effective July 25, 2018, the date of execution by Robert Bostrom, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed July 26, 2018 (File No. 001-12107).

10.64*
Offer Letter from Abercrombie & Fitch to Gregory J. Henchel, executed by Mr. Henchel on September 3, 2018, incorporated herein by reference to Exhibit 10.1 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2018 (File No. 001-12107).

10.65*
Agreement entered into between Abercrombie & Fitch Management Co. and Gregory J. Henchel, effective as of September 13, 2018, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2018 (File No. 001-12107).

10.66*	Summary of Annual Compensation Structure for Non-Associate Directors of Abercrombie & Fitch Co. for Fiscal 2018.
21.1	List of Subsidiaries of A&F.
23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.
24.1	Powers of Attorney.
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
The following materials from A&F’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017; (ii) Consolidated Balance Sheets at February 2, 2019 and February 3, 2018; (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017; (iv) Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017; and (v) Notes to Consolidated Financial Statements.

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

ABERCROMBIE & FITCH CO.

Date: April 1, 2019	By	/s/ Scott Lipesky
Scott Lipesky
Senior Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2019.

*
Terry L. Burman	Non-Executive Chairman of the Board and Director
/s/ Fran Horowitz
Fran Horowitz	Chief Executive Officer and Director (Principal Executive Officer)
*
Kerrii B. Anderson	Director
*
James B. Bachmann	Director
*
Sarah M. Gallagher	Director
*
Michael E. Greenlees	Director
*
Archie M. Griffin	Director
/s/ Scott Lipesky
Scott Lipesky	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
*
Helen E. McCluskey	Director
*
Charles R. Perrin	Director
*
Nigel Travis	Director

*
The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this Annual Report on Form 10-K as Exhibit 24.1, in the capacities as indicated and on April 1, 2019.

By	/s/ Scott Lipesky
Scott Lipesky
Attorney-in-fact