Form 10-Q
period 2019-05-04
ABERCROMBIE & FITCH CO /DE/
filed 2019-06-12
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2019
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 Par Value	ANF	New York Stock Exchange
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Outstanding at June 7, 2019
$.01 Par Value	65,687,994 Shares

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Net sales	$733,972	$730,899
Cost of sales, exclusive of depreciation and amortization	289,882	288,554
Gross profit	444,090	442,345
Stores and distribution expense	358,356	361,155
Marketing, general and administrative expense	111,947	124,897
Asset impairment	1,662	1,056
Other operating income, net	(617)	(2,560)
Operating loss	(27,258)	(42,203)
Interest expense, net	616	3,018
Loss before income taxes	(27,874)	(45,221)
Income tax benefit	(9,588)	(3,713)
Net loss	(18,286)	(41,508)
Less: Net income attributable to noncontrolling interests	869	953
Net loss attributable to A&F	$(19,155)	$(42,461)

Net loss per share attributable to A&F
Basic	$(0.29)	$(0.62)
Diluted	$(0.29)	$(0.62)

Weighted-average shares outstanding
Basic	66,540	68,500
Diluted	66,540	68,500

Other comprehensive (loss) income
Foreign currency translation, net of tax	$(2,786)	$(8,339)
Derivative financial instruments, net of tax	(53)	12,260
Other comprehensive (loss) income	(2,839)	3,921
Comprehensive loss	(21,125)	(37,587)
Less: Comprehensive income attributable to noncontrolling interests	869	953
Comprehensive loss attributable to A&F	$(21,994)	$(38,540)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)
(Unaudited)

	May 4, 2019	February 2, 2019
Assets
Current assets:
Cash and equivalents	$586,133	$723,135
Receivables	82,026	73,112
Inventories	432,350	437,879
Other current assets	71,803	101,824
Total current assets	1,172,312	1,335,950
Property and equipment, net	633,686	694,855
Operating lease right-of-use assets	1,252,249	—
Other assets	364,719	354,788
Total assets	$3,422,966	$2,385,593
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$180,041	$226,878
Accrued expenses	240,050	293,579
Short-term portion of operating lease liabilities	278,392	—
Income taxes payable	16,022	18,902
Short-term portion of deferred lease credits	—	19,558
Total current liabilities	714,505	558,917
Long-term liabilities:
Long-term portion of operating lease liabilities	1,207,103	—
Long-term portion of borrowings, net	250,736	250,439
Long-term portion of deferred lease credits	—	76,134
Leasehold financing obligations	—	46,337
Other liabilities	145,659	235,145
Total long-term liabilities	1,603,498	608,055
Stockholders’ equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	395,974	405,379
Retained earnings	2,296,347	2,418,544
Accumulated other comprehensive loss, net of tax	(105,291)	(102,452)
Treasury stock, at average cost: 36,663 and 37,073 shares as of May 4, 2019 and February 2, 2019, respectively	(1,493,224)	(1,513,604)
Total Abercrombie & Fitch Co. stockholders’ equity	1,094,839	1,208,900
Noncontrolling interests	10,124	9,721
Total stockholders’ equity	1,104,963	1,218,621
Total liabilities and stockholders’ equity	$3,422,966	$2,385,593

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended May 4, 2019
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 2, 2019	66,227	$1,033	$405,379	$9,721	$2,418,544	$(102,452)	37,073	$(1,513,604)	$1,218,621
Impact from adoption of the new lease accounting standard (Refer to Note 2 “Summary of Significant Accounting Policies”)	—	—	—	—	(75,165)	—	—	—	(75,165)
Net loss	—	—	—	869	(19,155)	—	—	—	(18,286)
Dividends ($0.20 per share)	—	—	—	—	(13,246)	—	—	—	(13,246)
Share-based compensation issuances and exercises	410	—	(12,037)	—	(14,631)	—	(410)	20,380	(6,288)
Share-based compensation expense	—	—	2,632	—	—	—	—	—	2,632
Derivative financial instruments, net of tax	—	—	—	—	—	(53)	—	—	(53)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(2,786)	—	—	(2,786)
Distributions to noncontrolling interests, net	—	—	—	(466)	—	—	—	—	(466)
Balance, May 4, 2019	66,637	$1,033	$395,974	$10,124	$2,296,347	$(105,291)	36,663	$(1,493,224)	$1,104,963

	Thirteen Weeks Ended May 5, 2018
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 3, 2018	68,195	$1,033	$406,351	$10,092	$2,420,552	$(95,054)	35,105	$(1,490,503)	$1,252,471
Impact from adoption of the new revenue recognition accounting standard	—	—	—	—	6,944	—	—	—	6,944
Net loss	—	—	—	953	(42,461)	—	—	—	(41,508)
Purchase of Common Stock	(778)	—	—	—	—	—	778	(18,670)	(18,670)
Dividends ($0.20 per share)	—	—	—	—	(13,642)	—	—	—	(13,642)
Share-based compensation issuances and exercises	399	—	(11,274)	—	(14,513)	—	(399)	20,800	(4,987)
Share-based compensation expense	—	—	4,783	—	—	—	—	—	4,783
Derivative financial instruments, net of tax	—	—	—	—	—	12,260	—	—	12,260
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(8,339)	—	—	(8,339)
Distributions to noncontrolling interests, net	—	—	—	(466)	—	—	—	—	(466)
Balance, May 5, 2018	67,816	$1,033	$399,860	$10,579	$2,356,880	$(91,133)	35,484	$(1,488,373)	$1,188,846

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Operating activities
Net loss	$(18,286)	$(41,508)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	41,042	47,647
Non-cash portion of operating lease expense	(8,196)	—
Amortization of deferred lease credits prior to adoption of new lease accounting standard	—	(5,040)
Asset impairment	1,662	1,056
Loss on disposal	1,991	1,239
Benefit from deferred income taxes	(9,895)	(12,290)
Share-based compensation	2,632	4,783
Changes in assets and liabilities:
Inventories	4,962	11,444
Accounts payable and accrued expenses	(74,199)	(32,186)
Operating lease right-of-use assets and liabilities	(2,666)	—
Income taxes	855	2,526
Other assets	(10,287)	5,902
Other liabilities	(931)	256
Net cash used for operating activities	(71,316)	(16,171)
Investing activities
Purchases of property and equipment	(43,872)	(23,700)
Net cash used for investing activities	(43,872)	(23,700)
Financing activities
Purchases of common stock	—	(18,670)
Dividends paid	(13,246)	(13,642)
Other financing activities	(7,076)	(5,176)
Net cash used for financing activities	(20,322)	(37,488)
Effect of exchange rates on cash	(2,638)	(5,914)
Net decrease in cash and equivalents, and restricted cash and equivalents	(138,148)	(83,273)
Cash and equivalents, and restricted cash and equivalents, beginning of period	745,829	697,955
Cash and equivalents, and restricted cash and equivalents, end of period	$607,681	$614,682
Supplemental information related to non-cash activities
Purchases of property and equipment not yet paid at end of period	$22,771	$15,874
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$117,829	$—
Supplemental information related to cash activities
Cash paid for interest related to Abercrombie & Fitch Co.’s term loan facility	$3,881	$3,492
Cash paid for income taxes	$2,872	$6,683
Cash received from income tax refunds	$7,049	$6,762
Cash paid for amounts included in the measurement of operating lease liabilities	$94,245	$—

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
INDEX FOR NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ABERCROMBIE & FITCH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF BUSINESS

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as the “Company”, or “we”) is a global multi-brand omnichannel specialty retailer, whose products are sold primarily through its wholly-owned store and direct-to-consumer channels, as well as through various third-party wholesale, franchise and licensing arrangements. The Company offers a broad assortment of apparel, personal care products and accessories for Men, Women and Kids under the Hollister, Abercrombie & Fitch and abercrombie kids brands.The brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style. The Company has operations in North America, Europe and Asia, among other regions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying Condensed Consolidated Financial Statements include historical financial statements of, and transactions applicable to, the Company and reflect its financial position, results of operations and cash flows.

The Company has interests in an Emirati business venture and in a Kuwaiti business venture with Majid al Futtaim Fashion L.L.C. (“MAF”), each of which meets the definition of a variable interest entity (“VIE”). The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the operating results, assets and liabilities of these VIEs, with MAF’s portion of net income presented as net income attributable to noncontrolling interests (“NCI”) on the Condensed Consolidated Statements of Operations and Comprehensive Loss and MAF’s portion of equity presented as NCI on the Condensed Consolidated Balance Sheets.

Fiscal year

The Company’s fiscal year ends on the Saturday closest to January 31. This typically results in a fifty-two week year, but occasionally gives rise to an additional week, resulting in a fifty-three week year, as was the case for the year ended February 3, 2018. Fiscal years are designated in the consolidated financial statements and notes, as well as the remainder of this Quarterly Report on Form 10-Q, by the calendar year in which the fiscal year commenced. All references herein to the Company’s fiscal years are as follows:

Fiscal year	Year ended	Number of weeks
Fiscal 2017	February 3, 2018	53
Fiscal 2018	February 2, 2019	52
Fiscal 2019	February 1, 2020	52
Fiscal 2020	January 30, 2021	52

Interim financial statements

The Condensed Consolidated Financial Statements as of May 4, 2019, and for the thirteen week periods ended May 4, 2019 and May 5, 2018, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2018 filed with the SEC on April 1, 2019. The February 2, 2019 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2019.

Recent accounting pronouncements

The Company reviews recent accounting pronouncements on a quarterly basis and has excluded discussion of those not applicable to the Company and those not expected to have a material impact on the Company’s consolidated financial statements. The following table provides a brief description of certain recent accounting pronouncements the Company has adopted.

Accounting Standards Update (ASU)	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU 2016-02, Leases
This update supersedes the leasing standard in Accounting Standards Codification (“ASC”) 840, Leases. The new standard requires an entity to recognize lease assets and lease liabilities on the balance sheet and disclose key leasing information that depicts the lease rights and obligations of an entity.
February 3, 2019
The Company adopted this standard using a modified retrospective transition method and elected to not restate comparative periods.

In conjunction with the adoption of this standard, the Company elected:
•the package of practical expedients which, among other things, allowed the Company to carry forward historical lease classification for leases existing before the date of adoption; and
•to combine lease and nonlease components for leases existing before the date of adoption, as well as for any new leases.

However, the Company did not elect the practical expedient to use hindsight when determining the lease term or assessing impairment.

Adoption of this standard resulted in the Company’s total assets and total liabilities on the Condensed Consolidated Balance Sheet each increasing by approximately $1.2 billion, primarily due to the recognition of operating lease right-of-use assets and liabilities. The Company also recognized a cumulative adjustment decreasing the opening balance of retained earnings by $0.1 billion on the date of adoption.

The adoption of this standard did not have a significant impact on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended May 4, 2019.

The adoption of this standard did not have a significant impact on the timing or classification of the Company’s Consolidated Statement of Cash Flows, the Company’s liquidity or the Company’s debt covenant compliance under current agreements.

Additional information regarding the impact from adoption of the new lease accounting standard and updated accounting policies related to leases are provided further in this Note 2.

ASU 2017-12, Derivatives and Hedging — Targeted Improvements to Accounting for Hedging Activities
This update amends ASC 815, Derivatives and Hedging. The new standard simplifies certain aspects of hedge accounting for both financial and commodity risks to more accurately present the economic effects of an entity’s risk management activities in its financial statements.
February 3, 2019
The Company adopted this standard using a modified retrospective transition approach, while the amended presentation and disclosure standard requires a prospective approach. Upon adoption of this standard, the Company elected to include time value in its assessment of effectiveness for derivative instruments designated as cash flow hedges. Updated accounting policies related to derivatives have been updated and are provided further in this Note 2.

The adoption of this standard did not have a significant impact on the Company’s Condensed Consolidated Financial Statements for the thirteen weeks ended May 4, 2019, and is not expected to have a significant impact on the Company’s consolidated financial statements for Fiscal 2019.

ASU 2018-15. Intangibles — Goodwill and Other —Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract
This update amends ASC 350, Intangibles — Goodwill and Other —Internal-Use Software. The new standard allows companies to defer certain direct costs related to software as a service (“SaaS”) implementation costs and amortize them to operating expense over the term of the related SaaS arrangement. The criteria for determining whether costs associated with SaaS can be capitalized is now the same criteria applied to internal software development costs in order to assess eligibility for deferral.
February 3, 2019
The Company early adopted this standard on a prospective basis and comparative periods have not been restated.

The adoption of this standard did not have a significant impact on the Company’s Condensed Consolidated Financial Statements for the thirteen weeks ended May 4, 2019.

The Company expects to capitalize up to $10 million of SaaS implementation costs in Fiscal 2019.

The following table provides the impact from adoption of the new lease accounting standard on the Company’s Condensed Consolidated Balance Sheet:

(in thousands)	February 2, 2019 (as reported under previous lease accounting standard)	Impact from adoption of new lease accounting standard	Upon adoption on February 3, 2019 (under new lease accounting standard) (1)
Assets
Current assets:
Cash and equivalents	$723,135	$—	$723,135
Receivables	73,112	—	73,112
Inventories	437,879	—	437,879
Other current assets (2)	101,824	(31,310)	70,514
Total current assets	1,335,950	(31,310)	1,304,640
Property and equipment, net (3)	694,855	(46,624)	648,231
Operating lease right-of-use assets (2)	—	1,234,515	1,234,515
Other assets (2) (5)	354,788	15,553	370,341
Total assets	$2,385,593	$1,172,134	$3,557,727
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$226,878	$—	$226,878
Accrued expenses (2)	293,579	(13,508)	280,071
Short-term portion of operating lease liabilities (4)	—	280,108	280,108
Short-term portion of deferred lease credits (2)	19,558	(19,558)	—
Income taxes payable	18,902	—	18,902
Total current liabilities	558,917	247,042	805,959
Long-term liabilities:
Long-term portion of operating lease liabilities (4)	—	1,193,946	1,193,946
Long-term portion of borrowings, net	250,439	—	250,439
Long-term portion of deferred lease credits (2)	76,134	(76,134)	—
Leasehold financing obligations (3)	46,337	(46,337)	—
Other liabilities (2) (5)	235,145	(71,218)	163,927
Total long-term liabilities	608,055	1,000,257	1,608,312
Stockholders’ equity
Class A Common Stock	1,033	—	1,033
Paid-in capital	405,379	—	405,379
Retained earnings (6)	2,418,544	(75,165)	2,343,379
Accumulated other comprehensive loss, net of tax	(102,452)	—	(102,452)
Treasury stock, at average cost	(1,513,604)	—	(1,513,604)
Total Abercrombie & Fitch Co. stockholders’ equity	1,208,900	(75,165)	1,133,735
Noncontrolling interests	9,721	—	9,721
Total stockholders’ equity	1,218,621	(75,165)	1,143,456
Total liabilities and stockholders’ equity	$2,385,593	$1,172,134	$3,557,727

(1)
Amounts under “Upon adoption on February 3, 2019 (under new lease accounting standard),” are calculated as February 2, 2019 reported balances adjusted for the impact of adoption on the first day of Fiscal 2019, February 3, 2019.

(2)
Upon adoption, the Company recognized assets for the rights to use its operating leases on the Condensed Consolidated Balance Sheet. In conjunction with this recognition, the Company reclassified amounts to operating lease right-of-use assets including: short-term prepaid rent from other current assets; key money, long-term prepaid rent and leasehold acquisition costs from other assets; short-term and long-term portions of deferred lease credits; accrued rent and accrued straight-line rent from accrued expenses and other liabilities, respectively.

(3)
Upon adoption, the Company derecognized construction project assets and related leasehold financing obligations that previously failed to qualify for sale and leaseback accounting. In certain instances, these construction project assets had shielded other assets included within their respective asset groups from impairment, as the fair value of the construction project assets had exceeded the carrying values of their respective asset groups. In such instances, the Company recognized impairment of certain leasehold improvements and store assets upon adoption.

(4)	Upon adoption, the Company recognized operating lease liabilities on the Condensed Consolidated Balance Sheet.

(5)	Upon adoption, the Company established net deferred tax assets for operating lease right-of-use assets and operating lease liabilities.

(6)
Upon adoption, the Company recognized a cumulative adjustment decreasing the opening balance of retained earnings, primarily related to right-of-use asset impairment charges for certain of the Company’s stores where it was previously determined that the carrying value of assets was not recoverable, partially offset by benefits to retained earnings to establish net deferred tax assets and a net gain resulting from the derecognition of certain leased building assets and related leasehold financing obligations that previously failed to qualify for sale and leaseback accounting.

The Company’s significant accounting policies as of May 4, 2019 have not changed materially from those disclosed in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2018, with the exception of those discussed below which have been updated to reflect new accounting standards adopted in Fiscal 2019.

Leases

The Company determines if an arrangement is a lease at inception and on the lease commencement date, the Company recognizes an asset for the right to use a leased asset and a liability based on the present value of remaining lease payments over the lease term.

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate. For leases existing before the adoption of the new lease accounting standard, the Company used its incremental borrowing rate as of the date of adoption, determined using the remaining lease term as of the date of adoption. For leases commencing on or after the adoption of the new lease accounting standard, the incremental borrowing rate is determined using the remaining lease term as of the lease commencement date.

The Company has elected to combine lease and nonlease components for all leases existing before the adoption of the new lease accounting standard, as well as for any new leases.

The measurement of lease right-of-use assets and liabilities includes amounts related to:

•	Lease payments made prior to the lease commencement date;

•
Incentives from landlords received by the Company for signing a lease, including construction allowances or deferred lease credits paid to the Company by landlords towards construction and tenant improvement costs, which are presented as a reduction to the right-of-use asset recorded;

•	Fixed payments related to lease components, such as rent escalation payments scheduled at the lease commencement date;

•	Fixed payments related to nonlease components, such as taxes, insurance, and maintenance costs; and

•
Unamortized initial direct costs incurred in conjunction with securing a lease, including key money, which are amounts paid directly to a landlord in exchange for securing the lease, and leasehold acquisition costs, which are amounts paid to parties other than the landlord, such as an existing tenant, to secure the desired lease.

The measurement of lease right-of-use assets and liabilities excludes amounts related to:

•
Costs expected to be incurred to return a leased asset to its original condition, also referred to as asset retirement obligations, which are classified within other liabilities on the Condensed Consolidated Balance Sheets;

•
Variable payments related to lease components, such as contingent rent payments made by the Company based on performance, the expense of which is recognized in the period incurred on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss);

•
Variable payments related to nonlease components, such as taxes, insurance, and maintenance costs, the expense of which is recognized in the period incurred in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); and

•
Leases not related to Company-operated retail stores with an initial term of 12 months or less, the expense of which is recognized in the period incurred in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Certain of the Company’s leases include options to extend the lease or to terminate the lease. The Company assesses these leases and, depending on the facts and circumstances, may or may not include these options in the measurement of the Company’s lease right-of-use assets and liabilities. Generally, the Company’s options to extend its leases are at the Company’s sole discretion and at the time of lease commencement are not reasonably certain of being exercised. There may be instances in which a lease is being renewed on a month-to-month basis and, in these instances, the Company will recognize lease expense in the period incurred in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) until a new agreement has been executed.

Amortization and interest expense related to lease right-of-use assets and liabilities are generally calculated on a straight-line basis over the lease term. Amortization and interest expense related to previously impaired lease right-of-use assets are calculated on a front-loaded pattern. Depending on the nature of the lease, amortization and interest expense is recorded in either stores and distribution expense or marketing, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company’s lease right-of-use assets are assessed for indicators of impairment at least quarterly, in accordance with the long-lived asset impairment policy disclosed in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Property and equipment, net,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” of A&F’s Annual Report on Form 10-K for Fiscal 2018.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. In addition, the Company does not have any sublease arrangements with any related party or third-party.

Refer to Note 7, “LEASES.”

Derivative instruments

The Company is exposed to risks associated with changes in foreign currency exchange rates and uses derivative instruments, primarily forward contracts, to manage the financial impacts of these exposures. The Company does not use forward contracts to engage in currency speculation and does not enter into derivative financial instruments for trading purposes.

In order to qualify for hedge accounting treatment, a derivative instrument must be considered highly effective at offsetting changes in either the hedged item’s cash flows or fair value. Additionally, the hedge relationship must be documented to include the risk management objective and strategy, the hedging instrument, the hedged item, the risk exposure, and how hedge effectiveness will be assessed prospectively and retrospectively. The extent to which a hedging instrument has been, and is expected to continue to be, effective at offsetting changes in fair value or cash flows is assessed and documented at least quarterly. If the underlying hedged item is no longer probable of occurring, hedge accounting is discontinued.

For derivative instruments that either do not qualify for hedge accounting or are not designated as hedges, all changes in the fair value of the derivative instrument are recognized in earnings. For qualifying cash flow hedges, the change in the fair value of the derivative instrument is recorded as a component of other comprehensive income (loss) (“OCI”) and recognized in earnings when the hedged cash flows affect earnings. If the cash flow hedge relationship is terminated, the derivative instrument gains or losses that are deferred in OCI will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, or a two-month period thereafter, the derivative instrument gains or losses are immediately recognized in earnings.

The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exchange rate exposure associated with forecasted foreign-currency-denominated intercompany inventory transactions with foreign subsidiaries before inventory is sold to third parties. Fluctuations in exchange rates will either increase or decrease the Company’s intercompany equivalent cash flows and affect the Company’s U.S. Dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed upon settlement date. These forward contracts typically have a maximum term of twelve months. The conversion of the inventory to cost of sales, exclusive of depreciation and amortization, will result in the reclassification of related derivative gains and losses that are reported in accumulated other comprehensive loss (“AOCL”) into earnings on the Condensed Consolidated Balance Sheets.

The Company also uses foreign currency exchange forward contracts to hedge certain foreign-currency-denominated net monetary assets and liabilities, such as cash balances, receivables and payables. Fluctuations in foreign currency exchange rates result in transaction gains and losses being recorded in earnings as monetary assets and liabilities are remeasured at the spot exchange rate at quarter-end or upon settlement. The Company has chosen not to apply hedge accounting to these foreign currency exchange forward contracts because there are no differences in the timing of gain or loss recognition on the hedging instruments and the hedged items.

The Company presents its derivative assets and derivative liabilities at their gross fair values within other current assets and accrued liabilities, respectively, on the Condensed Consolidated Balance Sheets. However, the Company’s derivative contracts allow net settlements under certain conditions.

Refer to Note 10, “DERIVATIVE INSTRUMENTS.”

Condensed Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents, which is recorded in other assets on the Condensed Consolidated Balance Sheets, to the amounts shown on the Condensed Consolidated Statements of Cash Flows.

(in thousands)	May 4, 2019	February 2, 2019	May 5, 2018	February 3, 2018
Cash and equivalents	$586,133	$723,135	$591,960	$675,558
Restricted cash and equivalents	21,548	22,694	22,722	22,397
Cash and equivalents and restricted cash and equivalents	$607,681	$745,829	$614,682	$697,955

3. REVENUE RECOGNITION

Contract liabilities

The following table details contract liabilities representing unearned revenue as of May 4, 2019, February 2, 2019, May 5, 2018 and February 3, 2018:

(in thousands)	May 4, 2019	February 2, 2019	May 5, 2018	February 3, 2018
Unearned revenue liabilities related to the Company’s gift card program	$22,067	$26,062	$19,246	$28,939
Unearned revenue liabilities related to the Company’s loyalty programs	$19,830	$19,904	$16,708	$15,965

For the thirteen weeks ended May 4, 2019 and May 5, 2018, the Company recognized revenue of approximately $15.3 million and $13.8 million, respectively, associated with gift card redemptions and gift card breakage.

For the thirteen weeks ended May 4, 2019 and May 5, 2018, the Company recognized revenue of approximately $6.5 million and $7.2 million, respectively, associated with reward redemptions and breakage related to the Company’s loyalty programs.

Disaggregation of revenue

All revenues are recognized in net sales in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For information regarding the disaggregation of revenue, refer to Note 12, “SEGMENT REPORTING.”

4. NET LOSS PER SHARE

Net loss per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of Class A Common Stock (“Common Stock”).

Additional information pertaining to net loss per share attributable to A&F is as follows:

	Thirteen Weeks Ended
(in thousands)	May 4, 2019	May 5, 2018
Shares of Common Stock issued	103,300	103,300
Weighted-average treasury shares	(36,760)	(34,800)
Weighted-average — basic shares	66,540	68,500
Dilutive effect of share-based compensation awards	—	—
Weighted-average — diluted shares	66,540	68,500
Anti-dilutive shares (1)	2,812	4,599

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities that are measured at fair value on a recurring basis, were as follows:

	Assets and Liabilities at Fair Value as of May 4, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$10,149	$39,660	$—	$49,809
Derivative instruments (2)	—	2,508	—	2,508
Rabbi Trust assets (3)	3	106,668	—	106,671
Restricted cash equivalents (4)	10,114	4,571	—	14,685
Total assets	$20,266	$153,407	$—	$173,673

Liabilities:
Derivative instruments (2)	$—	$316	$—	$316
Total liabilities	$—	$316	$—	$316

	Assets and Liabilities at Fair Value as of February 2, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$55,558	$34,440	$—	$89,998
Derivative instruments (2)	—	2,162	—	2,162
Rabbi Trust assets (3)	5	105,877	—	105,882
Restricted cash equivalents (4)	10,910	4,588	—	15,498
Total assets	$66,473	$147,067	$—	$213,540

Liabilities:
Derivative instruments (2)	$—	$332	$—	$332
Total liabilities	$—	$332	$—	$332

(1)	Level 1 assets consist of investments in money market funds. Level 2 assets consist of time deposits.

(2)	Level 2 assets and liabilities consist primarily of foreign currency exchange forward contracts.

(3)	Level 1 assets consist of investments in money market funds. Level 2 assets consist of trust-owned life insurance policies.

(4)	Level 1 assets consist of investments in U.S. treasury bills and money market funds. Level 2 assets consist of time deposits.

The Company’s Level 2 assets and liabilities consist of:

•	Time deposits, which are valued at cost approximating fair value due to the short-term nature of these investments;

•	Trust-owned life insurance policies which are valued using the cash surrender value of the life insurance policies; and

•	Derivative instruments, primarily foreign currency exchange forward contracts, which are valued using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

Fair value of borrowings

The Company’s borrowings under the Company’s credit facilities are carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. The carrying amount and fair value of gross borrowings under the Company’s term loan credit facility were as follows:

(in thousands)	May 4, 2019	February 2, 2019
Gross borrowings outstanding, carrying amount	$253,250	$253,250
Gross borrowings outstanding, fair value	$253,250	$252,933

No borrowings were outstanding under the Company’s senior secured revolving credit facility as of May 4, 2019 or February 2, 2019.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	May 4, 2019	February 2, 2019
Property and equipment, at cost	$2,740,339	$2,829,250
Less: Accumulated depreciation and amortization	(2,106,653)	(2,134,395)
Property and equipment, net	$633,686	$694,855

The Company incurred store asset impairment charges of $1.7 million and $1.1 million for the thirteen weeks ended May 4, 2019, and May 5, 2018, respectively.

The Company had $34.7 million of construction project assets in property and equipment, net as of February 2, 2019, related to the construction of buildings in certain lease arrangements where, under the previous lease accounting standard, the Company was deemed to be the owner of the construction project. Upon adoption of the new lease accounting standard, described further in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” the Company derecognized these construction project assets.

7. LEASES

The Company has leases related to its Company-operated retail stores as well as for certain of its distribution centers, office space, information technology and equipment.

The following table provides a summary of the Company’s operating lease costs for the thirteen weeks ended May 4, 2019:

(in thousands)	May 4, 2019
Single lease cost (1)	$92,274
Variable lease cost (2)	42,845
Total operating lease cost	$135,119

(1)	Includes amortization and interest expense associated with operating lease right-of-use assets and liabilities.

(2)
Includes variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs.

The following table provides the weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rates used to calculate the Company’s operating lease liabilities as of May 4, 2019:

May 4, 2019
Weighted-average remaining lease term (years)	6.2
Weighted-average discount rate	5.4%

The following table provides a maturity analysis of the Company’s operating lease liabilities, based on undiscounted cash flows, as of May 4, 2019:

(in thousands)
Fiscal 2019 (excluding the thirteen weeks ended May 4, 2019)	$265,232
Fiscal 2020	328,707
Fiscal 2021	281,713
Fiscal 2022	233,274
Fiscal 2023	189,987
Fiscal 2024 and thereafter	466,402
Total undiscounted operating lease payments	$1,765,315
Less: Imputed interest	(279,820)
Present value of operating lease liabilities	$1,485,495

As of May 4, 2019, the Company had minimum commitments related to additional operating lease contracts that have not yet commenced, primarily for its Company-operated retail stores, of approximately $21.1 million.

As reported under the previous accounting standard, the following table provides a summary of operating lease commitments, including leasehold financing obligations, under noncancelable leases as of February 2, 2019:

(in thousands)
Fiscal 2019	$367,622
Fiscal 2020	$304,270
Fiscal 2021	$205,542
Fiscal 2022	$159,617
Fiscal 2023	$128,626
Fiscal 2024 and thereafter	$310,003

8. INCOME TAXES

The quarterly tax provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The Company’s quarterly tax provision and the estimate of the annual effective tax rate are subject to significant variation due to several factors. These include variability in the pre-tax jurisdictional mix of earnings, changes in how the Company does business including entering into new businesses or geographies, changes in foreign currency exchange rates, changes in law, regulations, interpretations and administrative practices, relative changes in expenses or losses for which tax benefits are not recognized and the impact of discrete items. The impact of these items on the effective tax rate will be greater at lower levels of pre-tax earnings.

The Company incurred $1.1 million of discrete income tax benefits for the thirteen weeks ended May 4, 2019, primarily related to the exercise of certain share-based compensation awards. The Company incurred $8.2 million of discrete non-cash income tax charges for the thirteen weeks ended May 5, 2018, primarily related to the expiration of certain share-based compensation awards.

9. SHARE-BASED COMPENSATION

Financial statement impact

The Company recognized share-based compensation expense of $2.6 million and $4.8 million for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively. The Company recognized tax benefits associated with share-based compensation expense of $0.5 million and $0.9 million for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively.

Restricted stock units

The following table summarizes activity for restricted stock units for the thirteen weeks ended May 4, 2019:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares (1)	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at February 2, 2019	2,020,030	$16.76	801,527	$13.65	435,970	$21.24
Granted	617,986	23.42	230,464	23.05	115,238	36.24
Adjustments for performance achievement	—	—	(90,616)	24.06	(72,497)	28.20
Vested	(629,090)	17.44	—	—	(18,125)	28.20
Forfeited	(55,590)	16.12	(4,903)	22.94	—	—
Unvested at May 4, 2019	1,953,336	$18.67	936,472	$14.88	460,586	$23.63

(1)
Includes 370,616 unvested restricted stock units as of May 4, 2019, subject to vesting requirements related to the achievement of certain performance metrics, such as operating income and net income, for the fiscal year immediately preceding the vesting date. Holders of these restricted stock units have the opportunity to earn back one or more installments of the award if the cumulative performance requirements are met in a subsequent year. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can achieve up to 200% of their target vesting amount and are reflected at 100% of their target vesting amount in the table above.

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

Service-based restricted stock units are expensed on a straight-line basis over the award’s requisite service period. Performance-based restricted stock units subject to graded vesting are expensed on an accelerated attribution basis. Performance share award expense is primarily recognized in the performance period of the award’s requisite service period. Market-based restricted stock units without graded vesting features are expensed on a straight-line basis over the award’s requisite service period. Compensation expense for stock appreciation rights is recognized on a straight-line basis over the award’s requisite service period. The Company adjusts share-based compensation expense on a quarterly basis for actual forfeitures. Unrecognized compensation expense presented excludes the effect of potential forfeitures, and will be adjusted for actual forfeitures as they occur.

As of May 4, 2019, there was $32.5 million, $8.6 million and $7.3 million of total unrecognized compensation cost, related to service-based, performance-based and market-based restricted stock units, respectively. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 17 months, 14 months and 15 months for service-based, performance-based and market-based restricted stock units, respectively.

The actual tax benefit realized for tax deductions related to the issuance of shares associated with restricted stock units vesting was $4.0 million and $3.4 million for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively.

The amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights was $6.3 million and $5.0 million for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively, and is classified within other financing activities on the Condensed Consolidated Statements of Cash Flows.

Additional information pertaining to restricted stock units for the thirteen weeks ended May 4, 2019 and May 5, 2018 follows:

(in thousands)	May 4, 2019	May 5, 2018
Service-based restricted stock units:
Total grant date fair value of awards granted	$14,473	$14,627
Total grant date fair value of awards vested	10,971	10,774

Performance-based restricted stock units:
Total grant date fair value of awards granted	$5,312	$3,026
Total grant date fair value of awards vested	—	—

Market-based restricted stock units:
Total grant date fair value of awards granted	$4,176	$4,784
Total grant date fair value of awards vested	511	137

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the thirteen weeks ended May 4, 2019 and May 5, 2018 were as follows:

	May 4, 2019	May 5, 2018
Grant date market price	$25.34	$23.59
Fair value	$36.24	$33.69
Assumptions:
Price volatility	57%	54%
Expected term (years)	2.9	2.9
Risk-free interest rate	2.2%	2.4%
Dividend yield	3.2%	3.4%
Average volatility of peer companies	40.0%	37.4%
Average correlation coefficient of peer companies	0.2407	0.2709

Stock appreciation rights

The following table summarizes stock appreciation rights activity for the thirteen weeks ended May 4, 2019:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (years)
Outstanding at February 2, 2019	1,041,867	$37.81
Granted	—	—
Exercised	(43,463)	22.41
Forfeited or expired	(52,725)	33.96
Outstanding at May 4, 2019	945,679	$38.75	$2,217,851	3.4
Stock appreciation rights exercisable at May 4, 2019	936,341	$38.93	$2,126,591	3.4
Stock appreciation rights expected to become exercisable in the future as of May 4, 2019	8,989	$20.72	$87,773	6.3

As of May 4, 2019, total unrecognized compensation cost related to stock appreciation rights was insignificant and is expected to be recognized over a weighted-average period of 3 months.

The grant date fair value of stock appreciation rights that vested during the thirteen weeks ended May 4, 2019 and May 5, 2018 was $2.4 million and $0.9 million, respectively.

10. DERIVATIVE INSTRUMENTS

As of May 4, 2019, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign currency denominated intercompany inventory sales, the resulting settlement of the foreign currency denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount (1)
Euro	$61,003
British pound	$28,562
Canadian dollar	$11,890
Japanese yen	$6,654

(1)	Amounts reported are the U.S. Dollar notional amounts outstanding as of May 4, 2019.

As of May 4, 2019, foreign currency exchange forward contracts that were entered into to hedge foreign-currency-denominated net monetary assets and liabilities were as follows:

(in thousands)	Notional Amount (1)
Chinese yuan	$22,218
Japanese yen	$896

(1)	Amount reported is the U.S. Dollar notional amount outstanding as of May 4, 2019.

The location and amounts of derivative fair values on the Condensed Consolidated Balance Sheets as of May 4, 2019 and February 2, 2019 were as follows:

(in thousands)	Location	May 4, 2019	February 2, 2019	Location	May 4, 2019	February 2, 2019
Derivatives designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$2,508	$2,162	Accrued expenses	$258	$15
Derivatives not designated as hedging instruments:
Foreign currency exchange forward contracts	Other current assets	$—	$—	Accrued expenses	$58	$317
Total		$2,508	$2,162		$316	$332

Refer to Note 5, “FAIR VALUE,” for further discussion of the determination of the fair value of derivative instruments.

The location and amounts of derivative gains and losses for the thirteen weeks ended May 4, 2019 and May 5, 2018 on the Condensed Consolidated Statements of Operations and Comprehensive Loss were as follows:

(in thousands)		Thirteen Weeks Ended
Derivatives not designated as hedging instruments:	Location	May 4, 2019	May 5, 2018
Foreign currency exchange forward contracts gain	Other operating income, net	$275	$2,702

	Gain Recognized in AOCL on Derivative Contracts(1)		Location	Gain (Loss) Reclassified from AOCL into Earnings (2)
	Thirteen Weeks Ended
(in thousands)	May 4, 2019	May 5, 2018		May 4, 2019	May 5, 2018
Derivatives in cash flow hedging relationships:
Foreign currency exchange forward contracts	$2,263	$8,607	Cost of sales, exclusive of depreciation and amortization	$2,541	$(5,072)

(1)	The amount represents the change in fair value of derivative contracts.

(2)
The amount represents the reclassification from AOCL into earnings when the hedged item affects earnings, which is when merchandise is converted to cost of sales, exclusive of deprecation and amortization.

Substantially all of the unrealized gains or losses related to designated cash flow hedges as of May 4, 2019 will be recognized in cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the next twelve months.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss for the thirteen weeks ended May 4, 2019 was as follows:

	Thirteen Weeks Ended May 4, 2019
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 2, 2019	$(104,887)	$2,435	$(102,452)
Other comprehensive (loss) income before reclassifications	(2,786)	2,263	(523)
Reclassified from accumulated other comprehensive loss (1)	—	(2,541)	(2,541)
Tax effect	—	225	225
Other comprehensive loss	(2,786)	(53)	(2,839)
Ending balance at May 4, 2019	$(107,673)	$2,382	$(105,291)

(1)
Amount represents gain reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

The activity in accumulated other comprehensive loss for the thirteen weeks ended May 5, 2018 was as follows:

	Thirteen Weeks Ended May 5, 2018
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 3, 2018	$(84,947)	$(10,107)	$(95,054)
Other comprehensive (loss) income before reclassifications	(8,339)	8,607	268
Reclassified from accumulated other comprehensive loss (1)	—	5,072	5,072
Tax effect	—	(1,419)	(1,419)
Other comprehensive (loss) income	(8,339)	12,260	3,921
Ending balance at May 5, 2018	$(93,286)	$2,153	$(91,133)

(1)
Amount represents loss reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statement of Operations and Comprehensive Loss.

12. SEGMENT REPORTING

The Company’s two operating segments are brand-based: Hollister and Abercrombie, the latter of which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. These operating segments have similar economic characteristics, classes of consumers, products, and production and distribution methods, operate in the same regulatory environments, and have been aggregated into one reportable segment. Amounts shown below include net sales from wholesale, franchise and licensing operations, which are not a significant component of total revenue, and are aggregated within their respective operating segment and geographic area.

The following table provides the Company’s net sales by operating segment for the thirteen weeks ended May 4, 2019 and May 5, 2018.

	Thirteen Weeks Ended
(in thousands)	May 4, 2019	May 5, 2018
Hollister	$428,448	$423,628
Abercrombie	305,524	307,271
Total	$733,972	$730,899

The following table provides the Company’s net sales by geographic area for the thirteen weeks ended May 4, 2019 and May 5, 2018.

	Thirteen Weeks Ended
(in thousands)	May 4, 2019	May 5, 2018
United States	$469,658	$449,126
Europe	158,245	169,660
Other	106,069	112,113
Total	$733,972	$730,899

13. SUBSEQUENT EVENTS

On May 22, 2019, the Company determined that it will be ceasing operations of its SoHo Hollister flagship store in New York City, and expects to close this store in the second quarter of Fiscal 2019. In addition, on May 28, 2019, the Company exercised an option to terminate its Fukuoka, Japan A&F flagship store lease, and expects to close this store in the second half of Fiscal 2020. These actions represent important ongoing steps in the Company’s global store network optimization efforts as it continues to pivot away from large format stores to smaller, omnichannel focused brand experiences.

As a result of these store closures, the Company expects to incur pre-tax net lease-related charges of $45 million during the second quarter of Fiscal 2019, primarily related to the present value of future lease payments associated with these stores that will be due subsequent to their closure. The Company expects future lease payments associated with these stores of approximately $105 million, which are expected to be paid subsequent to the dates of the respective actions through the fiscal year ending January 30, 2029 (“Fiscal 2028”). These future lease payments are not expected to exceed $15 million in any fiscal year.

The estimated amounts for the charges and future cash expenditures described above are preliminary and are dependent on the Company fulfilling certain obligations required pursuant to the related lease agreements. Actual amounts may be materially different from these estimates and the Company may also incur additional charges or future cash expenditures not currently contemplated due to events that may occur as a result of, or that are associated with, these store closures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the Company’s unaudited Condensed Consolidated Financial Statements and notes thereto, which are included in this Quarterly Report on Form 10-Q in “ITEM 1. FINANCIAL STATEMENTS.”

INTRODUCTION

MD&A is provided as a supplement to the accompanying Condensed Consolidated Financial Statements and notes thereto to help provide an understanding of the Company’s results of operations, financial condition, and liquidity. MD&A is organized as follows:

•	Overview. This section provides a general description of the Company’s business and certain segment information.

•
Current Trends and Outlook. This section provides a summary of the Company’s performance for the thirteen weeks ended May 4, 2019 and May 5, 2018. In addition, this section discusses certain of management’s expectations for the upcoming fiscal year.

•
Results of Operations. This section provides an analysis of certain components of the Company’s Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended May 4, 2019 and May 5, 2018.

•
Liquidity and Capital Resources. This section provides a discussion of the Company’s financial condition and liquidity as of May 4, 2019, which includes (i) an analysis of financial condition as compared to February 2, 2019; (ii) an analysis of changes in cash flows for the thirteen weeks ended May 4, 2019 as compared to the thirteen weeks ended May 5, 2018; (iii) and an analysis of liquidity, including the availability under credit facilities, payments of dividends, and outstanding debt and covenant compliance.

•
Recent Accounting Pronouncements. The recent accounting pronouncements the Company has adopted including the dates of adoption and anticipated effects on the Company’s unaudited Condensed Consolidated Financial Statements are included in this Quarterly Report on Form 10-Q in “ITEM 1. FINANCIAL STATEMENTS.”

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

The following factors, categorized by the primary nature of the associated risk, including the disclosures under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2018, in some cases have affected and in the future could affect the Company’s financial performance and could cause actual results for Fiscal 2019 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:

Macroeconomic and industry risks include:

•
Changes in global economic and financial conditions, and the resulting impact on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits, could have a material adverse effect on our business, results of operations and liquidity;

•	Failure to anticipate customer demand and changing fashion trends and to manage our inventory commensurately could adversely impact our sales levels and profitability;

•	Our market share may be negatively impacted by increasing competition and pricing pressures from companies with brands or merchandise competitive with ours;

•	Fluctuations in foreign currency exchange rates could adversely impact our financial condition and results of operations;

•	Our ability to attract customers to our stores depends, in part, on the success of the shopping malls or area attractions that our stores are located in or around; and

•	The impact of war, acts of terrorism or civil unrest could have a material adverse effect on our operating results and financial condition.

Strategic risks include:

•
The expansion of our direct-to-consumer sales channels and omnichannel initiatives are significant components of our growth strategy, and the failure to successfully develop our position across all channels could have an adverse impact on our results of operations;

•	Our international growth strategy and ability to conduct business in international markets may be adversely affected by legal, regulatory, political and economic risks; and

•	Failure to successfully implement our strategic plans could have a negative impact on our growth and profitability.

Operational risks include:

•	Failure to protect our reputation could have a material adverse effect on our brands;

•	Our business could suffer if our information technology systems are disrupted or cease to operate effectively;

•	We may be exposed to risks and costs associated with cyber-attacks, data protection, credit card fraud and identity theft that would cause us to incur unexpected expenses and reputation loss;

•	Our reliance on DCs makes us susceptible to disruptions or adverse conditions affecting our supply chain;

•	Changes in the cost, availability and quality of raw materials, labor, transportation, and trade relations could cause manufacturing delays and increase our costs;

•
We depend upon independent third parties for the manufacture and delivery of all our merchandise, and a disruption of the manufacture or delivery of our merchandise could result in lost sales and could increase our costs;

•	We rely on the experience and skills of our senior executive officers and associates, the loss of whom could have a material adverse effect on our business; and

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

OVERVIEW

Business summary

The Company is a global multi-brand omnichannel specialty retailer, whose products are sold primarily through its wholly-owned store and direct-to-consumer channels, as well as through various third-party wholesale, franchise and licensing arrangements. The Company offers a broad assortment of apparel, personal care products and accessories for Men, Women and Kids under the Hollister, Abercrombie & Fitch and abercrombie kids brands.The brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style. The Company has operations in North America, Europe and Asia, among other regions.

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

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the Condensed Consolidated Financial Statements and notes by the calendar year in which the fiscal year commences. All references herein to “Fiscal 2019” represent the fifty-two-week fiscal year that will end on February 1, 2020, and to “Fiscal 2018” represent the fifty-two-week fiscal year that ended February 2, 2019.

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

Fiscal 2019 is the second year of Phase II, “Growing while Transforming,” which we expect to continue through Fiscal 2020. We have developed the following key transformation initiatives in order to deliver on our previously disclosed Fiscal 2020 targets:

•	Optimizing our global store network;

•	Enhancing digital and omnichannel capabilities;

•
Increasing the speed and efficiency of our concept-to-consumer product life cycle by further investing in capabilities to position our supply chain for greater speed, agility and efficiency, while leveraging data and analytics to offer the right product at the right time and the right price; and

•	Improving our customer engagement through our loyalty programs and marketing optimization.

We are pleased with our first quarter performance, with net sales up slightly despite adverse impacts from changes in foreign currency exchange rates. We delivered our seventh consecutive quarter of positive comparable sales, with growth in both Hollister and Abercrombie. During the first quarter, we saw operating loss margin improvement and a net loss reduction compared to last year, driven by top-line growth and operating expense leverage.

For the full year of Fiscal 2019, we expect:

•	Net sales to be up in the range of 2% to 4%, driven by positive comparable sales and net new store contribution, partially offset by an adverse impact from changes in foreign currency exchange rates;

•	Comparable sales to be up low-single digits, on top of 3% last year;

•	Gross profit rate to be up slightly from the Fiscal 2018 rate of 60.2%, assuming no changes from the tariffs in place as of May 4, 2019;

•
Operating expense, excluding other operating income, to be up in the range of 4% to 5% from Fiscal 2018 adjusted non-GAAP operating expense of $2.03 billion, including net lease-related charges related to the flagship store actions discussed below of approximately $45 million. If not for the $45 million resulting from these actions, we would have expected operating expense to be consistent with previously issued expectations of up approximately 2% from Fiscal 2018 adjusted non-GAAP operating expense;

•	The effective tax rate to be in the mid 20s;

•	A weighted average diluted share count of approximately 68 million shares, excluding the effect of potential share buybacks; and

•	Capital investments of approximately $200 million.

We remain on track for our Fiscal 2020 targets, which were previously disclosed at our 2018 Investor Day, including doubling our Fiscal 2017 adjusted non-GAAP operating income margin of 2.9%.

Global store network optimization

Reflecting our continued focus on global store network optimization, during the second quarter of Fiscal 2019 we determined that we will be ceasing operations of our SoHo Hollister flagship store in New York City, and we exercised an option to terminate our Fukuoka, Japan A&F flagship store lease. We also announced that we have exercised an option to terminate our Milan, Italy A&F flagship store lease. These actions build on the completed closures of the Pedder Street, Hong Kong and Copenhagen, Denmark A&F flagship locations and represent important ongoing steps in the our global store network optimization efforts as we continue to pivot away from large format stores to smaller, omnichannel focused brand experiences.

Details related to the timing of these store closures are as follows:

•	Pedder Street, Hong Kong A&F flagship store closure was completed in the first quarter of Fiscal 2017.

•	Copenhagen, Denmark A&F flagship store closure was completed in the first quarter of Fiscal 2019.

•	SoHo Hollister flagship store in New York City is expected to close in the second quarter of Fiscal 2019.

•	Milan, Italy A&F flagship store is expected to close by the end of Fiscal 2019.

•	Fukuoka, Japan A&F flagship store is expected to close in the second half of Fiscal 2020.

As a result of the SoHo and Fukuoka store closures, we expect to incur pre-tax net lease-related charges of approximately $45 million during the second quarter of Fiscal 2019, primarily related to the present value of future lease payments associated with these stores that will be due subsequent to their closure. We expect future lease payments associated with these stores of approximately $105 million, which are expected to be paid subsequent to the dates of the respective actions through the fiscal year ending January 30, 2029 (“Fiscal 2028”). These future lease payments are not expected to exceed $15 million in any fiscal year. The Copenhagen and Milan store closures are not expected to result in significant charges in Fiscal 2019.

We plan to continue our global store network optimization efforts and expect to deliver approximately 85 new store experiences in Fiscal 2019 across brands, including approximately 40 new stores, approximately 25 remodeled stores and approximately 20 right-sizes. We also expect to close up to 40 stores in Fiscal 2019, primarily in the U.S., primarily through natural lease expirations. In addition to natural lease expirations, certain other of our leases also include early termination options that can be exercised under specific conditions, allowing for significant lease flexibility. We may also elect to exit or modify its other leases, and could incur charges related to these actions.

Certain risks and challenges

There has been greater uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries, such as the threat of additional tariffs on imported consumer goods from China.

In May 2019, tariffs on certain imported merchandise from China to the U.S. increased from 10% to 25%. Our products affected by this increase include fashion accessories, handbags and hats, and we do not expect this increase to have a material impact on our business and results of operations for Fiscal 2019. In addition, additional tariffs of up to 25% were proposed on certain other imported merchandise from China to the U.S., including apparel and footwear. The imposition of these additional tariffs or retaliatory trade measures in response to existing or future tariffs imposed, may have a material adverse effect on our business and results of operations, including an adverse effect on economic growth in both our domestic and international markets.

To mitigate this risk, our team has taken actions to proactively prepare for potential impacts, including shifting production into other countries and regions to both existing and new partners as necessary. We believe we have a number of tools available to help further mitigate this risk and we continue to focus on the diversification of our global supply chain. For context, in Fiscal 2018, approximately 25% of our merchandise receipts were imported from China to the U.S. We continue to believe we have the ability to reduce this percentage to under 20% in Fiscal 2019.

In addition, the June 2016 decision by the United Kingdom to leave the European Union continues to result in uncertainty related to the free movement of goods, services, people and capital between the United Kingdom and the European Union, consumer behavior, economic conditions and foreign currency exchange rates. The potential impacts of United Kingdom’s withdrawal from the European Union remain unclear and could adversely impact certain areas of our business, including, but not limited to, an increase in duties and delays in the delivery of merchandise from our Netherlands DC to our stores and direct-to-consumer customers in the United Kingdom if trade barriers materialize at ports of entry and departure. The potential impacts of United Kingdom’s withdrawal from the European Union could also adversely impact the operations of our vendors.

To mitigate this risk, our team has begun to proactively prepare for potential adverse impacts by collaborating across the organization as well as working with external partners to develop the necessary contingency plans. We have also taken actions to reduce, to the extent possible, the potential material impact of any incremental duty exposure.

It is possible that our preparations for these events are not adequate and that these events could adversely affect our business and results of operations. For further discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, refer to “ITEM 1A. RISK FACTORS,” included in A&F’s Annual Report on Form 10-K for Fiscal 2018.

SUMMARY OF RESULTS

The table below summarizes our results of operations determined in accordance with GAAP and non-GAAP financial measures, and other financial data for the thirteen week periods ended May 4, 2019 and May 5, 2018. Discussion on why the Company believes that these non-GAAP financial measures are useful to investors is provided below under “NON-GAAP FINANCIAL MEASURES.”

	Thirteen Weeks Ended
	May 4, 2019		May 5, 2018
(in thousands, except change in net sales, comparable sales, gross profit rate, operating loss margin and per share amounts)	GAAP	Non-GAAP (1)	GAAP	Non-GAAP (1)
Statements of operations data
Net sales	$733,972		$730,899
Change in net sales	0%		11%
Comparable sales (2)		1%		5%
Gross profit rate	60.5%		60.5%
Operating loss	$(27,258)	$(27,258)	$(42,203)	$(36,603)
Operating loss margin	(3.7)%	(3.7)%	(5.8)%	(5.0)%
Net loss attributable to A&F	$(19,155)	$(19,155)	$(42,461)	$(38,402)
Net loss per diluted share attributable to A&F	$(0.29)	$(0.29)	$(0.62)	$(0.56)
Statements of cash flows data
Net cash used for operating activities	$(71,316)		$(16,171)
Purchases of property and equipment	$(43,872)		$(23,700)
Dividends paid	$(13,246)		$(13,642)
Purchase of treasury stock	$—		$(18,670)

(1)	Refer to “RESULTS OF OPERATIONS” for details on excluded items.

(2)
Comparable sales are calculated on a constant currency basis and exclude revenue other than store and digital sales. Refer to the discussion below in “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

The table below provides certain components of the Company’s Condensed Consolidated Balance Sheets as of May 4, 2019 and February 2, 2019.

(in thousands)	May 4, 2019	February 2, 2019
Cash and equivalents	$586,133	$723,135
Borrowings, gross at carrying amount	$253,250	$253,250
Inventories	$432,350	$437,879

STORE ACTIVITY

Store count and gross square footage by brand and geography for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively, were as follows:

	Hollister (1)		Abercrombie (2)		Total Company
	United States	International	United States	International	United States	International	Total
February 2, 2019	393	149	270	49	663	198	861
New	1	—	—	—	1	—	1
Closed	(1)	—	(3)	(1)	(4)	(1)	(5)
May 4, 2019	393	149	267	48	660	197	857
Gross square footage (in thousands):
May 4, 2019	2,656	1,231	1,991	625	4,647	1,856	6,503

	Hollister (1)		Abercrombie (2)		Total Company
	United States	International	United States	International	United States	International	Total
February 3, 2018	394	144	285	45	679	189	868
New	1	—	—	—	1	—	1
Closed	—	—	—	—	—	—	—
May 5, 2018	395	144	285	45	680	189	869
Gross square footage (in thousands):
May 5, 2018	2,685	1,200	2,206	619	4,891	1,819	6,710

(1)
Locations with Gilly Hicks carveouts within Hollister stores are represented as a single store count. Excludes nine international franchise stores as of May 4, 2019, eight international franchise stores as of February 2, 2019, six international franchise stores as of May 5, 2018, and five international franchise stores as of February 3, 2018.

(2)
Abercrombie includes the Company’s Abercrombie & Fitch and abercrombie kids brands. Locations with abercrombie kids carveouts within Abercrombie & Fitch stores are represented as a single store count. Excludes seven international franchise stores as of May 4, 2019, seven international franchise stores as of February 2, 2019, six international franchise stores as of May 5, 2018, and four international franchise stores as of February 3, 2018.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MAY 4, 2019 VERSUS MAY 5, 2018

Net sales

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
(in thousands)	Net Sales	Net Sales	$ Change	% Change	Comparable Sales (1)
Hollister	$428,448	$423,628	$4,820	1%	2%
Abercrombie (2)	305,524	307,271	(1,747)	(1)%	1%
Total company	$733,972	$730,899	$3,073	0%	1%

United States	$469,658	$449,126	$20,532	5%	4%
International	264,314	281,773	(17,459)	(6)%	(4)%
Total company	$733,972	$730,899	$3,073	0%	1%

(1)	Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

(2)	Includes Abercrombie & Fitch and abercrombie kids brands.

For the first quarter of Fiscal 2019, net sales increased slightly as compared to the first quarter of Fiscal 2018, with an increase in units sold partially offset by a decrease in average unit retail. The year-over-year change in net sales reflects:

•	Changes in foreign currency exchange rates, which adversely impacted net sales by approximately $16 million, or 2%; and

•	Positive comparable sales of 1%.

Cost of sales, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	May 4, 2019		May 5, 2018
(in thousands)		% of Net Sales		% of Net Sales
Cost of sales, exclusive of depreciation and amortization	$289,882	39.5%	$288,554	39.5%

Gross profit	$444,090	60.5%	$442,345	60.5%

For the first quarter of Fiscal 2019, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales was approximately flat as compared to the first quarter of Fiscal 2018.

Stores and distribution expense

	Thirteen Weeks Ended
	May 4, 2019		May 5, 2018
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$358,356	48.8%	$361,155	49.4%

For the first quarter of Fiscal 2019, stores and distribution expense as a percentage of net sales decreased by approximately 60 basis points as compared to the first quarter of Fiscal 2018, primarily due to decreased store occupancy expense as a percentage of net sales resulting in approximately 120 basis points of leverage, partially offset by increased direct-to-consumer expense as a percentage of total net sales. The year-over-year decrease in store occupancy expense as a percentage of net sales was primarily driven by reductions in depreciation expense and rent expense, the latter of which was driven by the impact of the $3.9 million of lease termination charges related to the Copenhagen A&F flagship store on last year’s results.

Marketing, general and administrative expense

	Thirteen Weeks Ended
	May 4, 2019		May 5, 2018
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$111,947	15.3%	$124,897	17.1%
Deduct:
Charges related to certain legal matters (1)	—	0.0%	(5,600)	(0.8)%
Adjusted non-GAAP marketing, general and administrative expense	$111,947	15.3%	$119,297	16.3%

(1)	Includes legal charges in connection with a then proposed settlement of a class action claim, which received final court approval and was paid in the fourth quarter of Fiscal 2018.

For the first quarter of Fiscal 2019, marketing, general and administrative expense as a percentage of net sales decreased by approximately 180 basis points as compared to the first quarter of Fiscal 2018, primarily due to the impact of the $5.6 million of charges related to certain legal matters on last year’s results, decreased compensation costs, and a reduction in depreciation expense on information technology assets. Excluding the $5.6 million of charges related to certain legal matters presented above, first quarter of Fiscal 2019 adjusted non-GAAP marketing, general and administrative expense as a percentage of net sales decreased by approximately 100 basis points as compared to the first quarter of Fiscal 2018.

Asset impairment

	Thirteen Weeks Ended
	May 4, 2019		May 5, 2018
(in thousands)		% of Net Sales		% of Net Sales
Asset impairment	$1,662	0.2%	$1,056	0.1%

The Company incurred store asset impairment charges of $1.7 million and $1.1 million for the first quarter of Fiscal 2019 and Fiscal 2018, respectively.

Other operating income, net

	Thirteen Weeks Ended
	May 4, 2019		May 5, 2018
(in thousands)		% of Net Sales		% of Net Sales
Other operating income, net	$617	0.1%	$2,560	0.4%

For the first quarter of Fiscal 2019, other operating income, net as a percentage of net sales decreased by approximately 30 basis points as compared to the first quarter of Fiscal 2018, primarily due to lower foreign currency exchange rate related gains, including the impact resulting from the adoption of the new derivative accounting standard. Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further discussion of the new derivative accounting standard.

Operating loss

	Thirteen Weeks Ended
	May 4, 2019		May 5, 2018
(in thousands)		% of Net Sales		% of Net Sales
Operating loss	$(27,258)	(3.7)%	$(42,203)	(5.8)%
Deduct:
Charges related to certain legal matters (1)	—	0.0%	5,600	0.8%
Adjusted non-GAAP operating loss	$(27,258)	(3.7)%	$(36,603)	(5.0)%

(1)	Includes legal charges in connection with a then proposed settlement of a class action claim, which received final court approval and was paid in the fourth quarter of Fiscal 2018.

For the first quarter of Fiscal 2019, operating loss as a percentage of net sales improved 210 basis points as compared to the first quarter of Fiscal 2018. Excluding items presented above, first quarter of Fiscal 2019 adjusted non-GAAP operating loss as a percentage of net sales improved 130 basis points as compared to the first quarter of Fiscal 2018. The year-over-year change in operating income reflects changes in foreign currency exchange rates, which adversely impacted operating loss by approximately $2 million, net of hedging.

Interest expense, net

	Thirteen Weeks Ended
	May 4, 2019		May 5, 2018
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$4,532	0.6%	$5,662	0.8%
Interest income	(3,916)	(0.5)%	(2,644)	(0.4)%
Interest expense, net	$616	0.1%	$3,018	0.4%

For the first quarter of Fiscal 2019, interest expense, net as a percentage of net sales decreased as compared to the first quarter of Fiscal 2018 by approximately 30 basis points. This decrease is primarily due to the elimination of leasehold financing obligations and corresponding interest expense related to these obligations upon adoption of the new lease accounting standard. In addition, higher interest income earned on the Company’s investments and cash holdings contributed to the decrease in interest expense, net as a percentage of net sales.

Income tax benefit

	Thirteen Weeks Ended
	May 4, 2019		May 5, 2018
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax benefit	$(9,588)	34.4%	$(3,713)	8.2%
Deduct:
Tax effect of excluded items (1)	—		1,541
Adjusted non-GAAP income tax benefit	$(9,588)	34.4%	$(2,172)	5.5%

(1)	Refer to “Operating loss” for details of excluded items. The tax effect of excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis.

For the first quarter of Fiscal 2019, the year-over-year change in the effective tax rate as compared to the first quarter of Fiscal 2018, which is highly sensitive at lower levels of pre-tax earnings, was primarily driven by changes in the level and mix of consolidated pre-tax earnings between operating and valuation allowance jurisdictions. In the first quarter of Fiscal 2019, the effective tax rate was impacted by discrete income tax benefits of $1.1 million as compared to discrete non-cash income tax charges of $8.2 million in the first quarter of Fiscal 2018, related to the exercise and expiration of certain share-based compensation awards.

Net loss and Net loss per share attributable to A&F

	Thirteen Weeks Ended
	May 4, 2019		May 5, 2018
(in thousands)		% of Net Sales		% of Net Sales
Net loss attributable to A&F	$(19,155)	(2.6)%	$(42,461)	(5.8)%
Adjusted non-GAAP net loss attributable to A&F (1)	$(19,155)	(2.6)%	$(38,402)	(5.3)%

Net loss per diluted share attributable to A&F	$(0.29)		$(0.62)
Adjusted non-GAAP net loss per diluted share attributable to A&F (1)	$(0.29)		$(0.56)

(1)	Excludes items presented above under “Operating loss,” and “Income tax benefit.”

For the first quarter of Fiscal 2019, net loss per diluted share attributable to A&F was $0.29 as compared to $0.62 for the first quarter of Fiscal 2018. Excluding items presented above under “Operating loss,” and “Income tax benefit,” first quarter of Fiscal 2018 adjusted non-GAAP net loss per diluted share attributable to A&F was $0.56. The year-over-year change in net loss per diluted share attributable to A&F reflects changes in foreign currency exchange rates, which adversely impacted net loss per diluted share attributable to A&F by approximately $0.02, net of hedging.

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

On October 19, 2017, the Company, through its subsidiary A&F Management, entered into the Second Amendment to Credit Agreement (the “ABL Second Amendment”), amending and extending the maturity date of the asset-based revolving credit agreement to October 19, 2022. As amended, the asset-based revolving credit agreement continues to provide for a senior secured credit facility of up to $400 million (the “Amended ABL Facility”).

As of May 4, 2019, the borrowing base on the Amended ABL Facility was $277.0 million.

The Company uses, in the ordinary course of business, stand-by letters of credit under the existing Amended ABL Facility. As of both May 4, 2019 and February 2, 2019, the Company had not drawn on the Amended ABL Facility, but had approximately $0.4 million of outstanding stand-by letters of credit under the Amended ABL Facility.

A&F, through its subsidiary A&F Management as the borrower (with A&F and certain other subsidiaries as guarantors), also entered into a term loan agreement on August 7, 2014, which provides for a term loan facility of $300 million (the “Term Loan Facility” and, together with the Amended ABL Facility, the “Credit Facilities”).

On June 22, 2018, A&F, through its subsidiary A&F Management, entered into the Term Loan Second Amendment, which, among other things, repriced the Term Loan Facility by reducing the applicable margins for term loans by 0.25%.

The interest rate on borrowings under the Term Loan Facility was 5.99% as of May 4, 2019.

The Company’s Term Loan debt is presented in the Condensed Consolidated Balance Sheets, net of the unamortized discount and fees. Net borrowings as of May 4, 2019 and February 2, 2019 were as follows:

(in thousands)	May 4, 2019	February 2, 2019
Borrowings, gross at carrying amount	$253,250	$253,250
Unamortized discount	(761)	(845)
Unamortized fees	(1,753)	(1,966)
Borrowings, net	250,736	250,439
Less: short-term portion of borrowings, net	—	—
Long-term portion of borrowings, net	$250,736	$250,439

The material provisions of the Credit Facilities have not changed from those disclosed in Note 10, “BORROWINGS,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2018.

Operating activities

For the thirteen weeks ended May 4, 2019, net cash used for operating activities was $71.3 million as compared to net cash used for operating activities of $16.2 million for the thirteen weeks ended May 5, 2018. The year-over-year change in cash flow associated with operating activities was primarily driven by increased payments to vendors in the first quarter of Fiscal 2019 as compared to the prior year, partially offset by decreased incentive compensation payments in Fiscal 2019 as compared to the prior year.

Investing activities

For the thirteen weeks ended May 4, 2019 and May 5, 2018, net cash outflows for investing activities were used primarily for purchases of property and equipment of $43.9 million and $23.7 million, respectively.

Financing activities

For the thirteen weeks ended May 4, 2019, net cash used for financing activities primarily consisted of dividend payments of $13.2 million. For the thirteen weeks ended May 5, 2018, cash used for financing activities consisted primarily of the repurchase of approximately 0.8 million shares of A&F’s Common Stock in the open market with a market value of approximately $18.7 million and dividend payments of $13.6 million.

FUTURE CASH REQUIREMENTS AND SOURCES OF CASH

The Company’s capital allocation strategy remains to prioritize investments in the business to build on the foundation for sustainable long-term growth and seeks to invest in projects that have high expected returns. The Company also evaluates opportunities to accelerate potential investments, including improvements in customer experience, both in stores and online. These improvements include store remodels and right-sizes, new store openings, and acceleration of our transformation efforts. The Company also evaluates store closures, including flagship lease buyouts and options to early terminate its store leases. In addition, the Company returns cash to stockholders through dividends and completes share repurchases as deemed appropriate. Dividends are declared at the discretion of A&F’s Board of Directors. A&F’s Board of Directors reviews the dividend on a quarterly basis and establishes the dividend rate based on A&F’s financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors which the Board of Directors deems relevant. Capital allocation priorities and investments are reviewed by the Company’s Board of Directors considering both liquidity and valuation factors.

To execute its capital allocation strategy, the Company relies on excess operating cash flows, which are largely generated in the Fall season, to fund operations throughout the fiscal year and to reinvest in the business to support future growth. The Company also has availability under the Amended ABL Facility as a source of additional funding. Over the next twelve months, the Company’s primary cash requirements will be to fund operating activities, including the acquisition of inventory, and obligations related to compensation, leases, any lease buyouts or options to terminate store leases the Company may exercise, taxes and other operating activities, as well as to fund capital expenditures, marketing initiatives, quarterly dividends to stockholders subject to approval by A&F’s Board of Directors and debt service requirements, including voluntary debt prepayments, or required repayments, if any, based on annual excess cash flows, as defined in the term loan agreement applicable to the Term Loan Facility.

The Company may repurchase shares of its Common Stock from time to time, dependent on market and business conditions, with the primary objective to offset dilution from issuances of Common Stock associated with the exercise of employee stock appreciation rights and vesting of restricted stock units. Shares may be repurchased in the open market, including pursuant to any trading plans established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, through privately negotiated transactions or other transactions or by a combination of such methods. The Company would anticipate funding such repurchases by utilizing free cash flow generated from operations or proceeds from the Amended ABL Facility.

As of May 4, 2019, the Company had the authority to repurchase approximately 3.6 million shares as part of the A&F Board of Directors’ previously approved authorization. On June 12, 2019, the A&F Board of Directors authorized the repurchase of an additional 5.0 million shares, bringing the shares available for purchase as of June 12, 2019 under its publicly announced share repurchase authorizations to approximately 7.6 million shares.

Income taxes

The Company has determined that the remaining balance of the Company’s undistributed earnings and profits from its foreign subsidiaries are considered indefinitely reinvested outside of the U.S., and that these earnings and profits could be repatriated without incurring additional federal income tax. If additional funds were to be repatriated to the U.S., the Company could incur an insignificant amount of state income taxes and foreign withholding taxes.

As of May 4, 2019, $247.7 million of the Company’s $586.1 million of cash and equivalents was held by foreign affiliates. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or pay dividends to A&F’s stockholders.

Capital investments

For Fiscal 2019, the Company expects capital investments to be approximately $200 million, prioritized towards new store experiences, as well as direct-to-consumer and omnichannel investments, information technology, and other projects.

OFF-BALANCE SHEET ARRANGEMENTS

The Company uses, in the ordinary course of business, stand-by letters of credit under the Amended ABL Facility. The Company has no other off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations consist primarily of operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs. During the thirteen weeks ended May 4, 2019, there were no material changes in the contractual obligations as of February 2, 2019, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

RECENT ACCOUNTING PRONOUNCEMENTS

The Company describes its significant accounting policies in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2018. Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” of the Notes to Condensed Consolidated Financial Statements included in “ITEM 1. FINANCIAL STATEMENTS (UNAUDITED),” of this Quarterly Report on Form 10-Q for recent accounting pronouncements, including the dates of adoption and estimated effects on the Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company describes its critical accounting policies and estimates in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” of A&F’s Annual Report on Form 10-K for Fiscal 2018. There have been no other significant changes in critical accounting policies and estimates since the end of Fiscal 2018, except as described below and in Note 1, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Recent accounting pronouncements” of the Notes to Condensed Consolidated Financial Statements included in “ITEM 1. FINANCIAL STATEMENTS (UNAUDITED),” of this Quarterly Report on Form 10-Q.

Policy	Effect if Actual Results Differ from Assumptions
Impairment of long-lived assets
Long-lived assets, primarily lease right-of-use assets, leasehold improvements, furniture, fixtures and equipment, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset group might not be recoverable. These include, but are not limited to, material declines in operational performance, a history of losses, an expectation of future losses, adverse market conditions and store closure or relocation decisions. On at least a quarterly basis, the Company reviews for indicators of impairment at the individual store level, the lowest level for which cash flows are identifiable.

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

An impairment loss may be recognized when these undiscounted future cash flows are less than the carrying amount of the asset group. In the circumstance of impairment, any loss would be measured as the excess of the carrying amount of the asset group over its fair value. The fair value of the asset group is determined based on the highest and best use of the asset group, which may include consideration of market rent for the right to use leased assets included in the asset group. The Company also may utilize assumptions related to projected store cash flows when estimating the fair value of impaired assets.

If actual results are not consistent with the estimates and assumptions used, there may be a material impact on the Company’s financial condition or results of operation.

Store assets that were tested for impairment and not impaired as of May 4, 2019, had long-lived assets with a net book value of $115.0 million, which included $99.0 million of operating lease right-of-use assets under the new lease accounting standard. These stores had undiscounted cash flows which were in the range of 100% to 150% of their respective net asset values.

Store assets that were impaired as of May 4, 2019 had a remaining net book value of $140.3 million, which included $139.0 million of operating lease right-of-use assets under the new lease accounting standard.

Leases
The Company’s lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term. The Company’s lease liabilities represent the Company’s obligation to make lease payments arising from the lease. At the lease commencement date, the Company’s lease right-of-use assets and liabilities are recognized on the Condensed Consolidated Balance Sheets, based on the present value of remaining lease payments over the lease term.

In measuring the Company’s lease liabilities, the remaining lease payments are discounted to present value using a discount rate. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the remaining lease term as of the date of adoption.

The Company estimates its incremental borrowing rate on a quarterly basis, based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

The Company does not expect material changes to the underlying assumptions used to measure its lease liabilities as of May 4, 2019. However, actual results could vary from estimates and could result in material gains or losses.

An increase or decrease of 10% in the Company’s weighted-average discount rate as of May 4, 2019, would impact both the Company’s total assets and total liabilities by less than 1% and would not have a material impact on the Company’s pre-tax income for Fiscal 2019.

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

Financial information on a constant currency basis

The Company provides certain financial information on a constant currency basis to enhance investors’ understanding of underlying business trends and operating performance by removing the impact of foreign currency exchange rate fluctuations. The effect from foreign currency exchange rates, calculated on a constant currency basis, is determined by applying the current period’s foreign currency exchange rates to the prior year’s results and is net of the year-over-year impact from hedging. The per diluted share effect from foreign currency exchange rates for the thirteen weeks ended May 4, 2019 and May 5, 2018 is calculated using a 27% effective tax rate.

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

The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million for each of the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively, which are recorded in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Rabbi Trust assets are included in other assets on the Condensed Consolidated Balance Sheets as of May 4, 2019 and February 2, 2019, and are restricted in their use as noted above.

Interest rate risks

As of May 4, 2019, the Company has approximately $253.3 million in gross borrowings outstanding under its Term Loan Facility and no borrowings outstanding under its Amended ABL Facility. The Credit Facilities carry interest rates that are tied to LIBO rate, or an alternate base rate, plus a margin. The interest rate on the Term Loan Facility has a 100 basis point LIBO rate floor, and assuming no changes in the Company’s financial structure as it stands, an increase in the interest rate on borrowings under the Term Loan Facility as of May 4, 2019 of 100 basis points would increase Fiscal 2019 annual interest expense by approximately $2.6 million. This hypothetical analysis for Fiscal 2019 may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under the Company’s Credit Facilities. The expected transition from the widespread use of LIBO rate to alternative rates over the next several years is not expected to have a material impact on interest expense on borrowings outstanding under the Company’s Credit Facilities.

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

The fair value of outstanding foreign currency exchange forward contracts included in other current assets was $2.5 million as of May 4, 2019 and was $2.2 million as of February 2, 2019. The fair value of outstanding foreign currency exchange forward contracts included in accrued expenses was $0.3 million as of each of May 4, 2019 and February 2, 2019. Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. Such a hypothetical devaluation would decrease derivative contract fair values by approximately $12.8 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair value would be largely offset by the net change in fair values of the underlying hedged items.

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended May 4, 2019. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of May 4, 2019, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in internal control over financial reporting

There were no changes during A&F’s fiscal quarter ended May 4, 2019 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) except for those described below:

•
On February 3, 2019, the Company adopted the new lease accounting standard, ASU 2016-02, Leases. As part of the adoption of the new lease accounting standard, the Company completed upgrades to its lease administration software, modified certain existing internal controls and processes and implemented new internal controls and processes.

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

The Company’s risk factors as of May 4, 2019 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the first quarter of Fiscal 2019 that were not registered under the Securities Act of 1933, as amended.

The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen weeks ended May 4, 2019:

Period (Fiscal Month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (3)
February 3, 2019 through March 2, 2019	3,125	$20.75	—	3,571,938
March 3, 2019 through April 6, 2019	238,473	$25.86	—	3,571,938
April 7, 2019 through May 4, 2019	2,184	$27.34	—	3,571,938
Total	243,782	$25.80	—	3,571,938

(1)
243,782 shares of A&F’s Common Stock purchased during the thirteen weeks ended May 4, 2019 represented shares withheld for tax payments due upon the vesting of employee restricted stock units and the exercise of employee stock appreciation rights.

(2)
No shares of A&F’s Common Stock were repurchased during the thirteen weeks ended May 4, 2019 pursuant to A&F’s publicly announced stock repurchase authorization. On August 14, 2012, A&F’s Board of Directors authorized the repurchase of 10.0 million shares of A&F’s Common Stock, which was announced on August 15, 2012.

(3)
The number shown represents, as of the end of each period, the maximum number of shares of A&F’s Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 2 above. The shares may be purchased, from time to time, depending on market conditions.

ITEM 6.     EXHIBITS

Exhibit No.	Document
10.1
Form of Performance Share Award Agreement used to evidence the grant of performance shares to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on or after March 26, 2019.*

10.2	Summary of Compensation Structure for Non-Associate Directors of Abercrombie & Fitch Co. for Fiscal 2019.*
10.3
Summary of Terms of the Annual Restricted Stock Unit Grants made and to be made to the Non-Associate Directors of Abercrombie & Fitch Co. under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors in Fiscal 2019.*

31.1
Certifications by Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certifications by Senior Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certifications by Chief Executive Officer (Principal Executive Officer) and Senior Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from Abercrombie & Fitch Co.’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the Thirteen Weeks Ended May 4, 2019 and May 5, 2018; (ii) Condensed Consolidated Balance Sheets at May 4, 2019 and February 2, 2019; (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Thirteen Weeks Ended May 4, 2019 and May 5, 2018 (iv) Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended May 4, 2019 and May 5, 2018; and (v) Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: June 12, 2019	By	/s/ Scott Lipesky
Scott Lipesky
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)