Form 10-Q
period 2019-08-03
ABERCROMBIE & FITCH CO /DE/
filed 2019-09-11
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2019
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Shares outstanding as of September 6, 2019
$.01 Par Value	62,860,157

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$841,078	$842,414	$1,575,050	$1,573,313
Cost of sales, exclusive of depreciation and amortization	342,445	335,519	632,327	624,073
Gross profit	498,633	506,895	942,723	949,240
Stores and distribution expense	376,347	374,552	732,959	731,899
Marketing, general and administrative expense	115,694	123,883	227,641	248,780
Flagship store exit charges	44,994	—	46,738	3,808
Asset impairment, exclusive of flagship store exit charges	715	8,671	2,377	9,727
Other operating loss (income), net	367	(434)	(250)	(2,994)
Operating (loss) income	(39,484)	223	(66,742)	(41,980)
Interest expense, net	1,370	3,023	1,986	6,041
Loss before income taxes	(40,854)	(2,800)	(68,728)	(48,021)
Income tax (benefit) expense	(11,330)	24	(20,918)	(3,689)
Net loss	(29,524)	(2,824)	(47,810)	(44,332)
Less: Net income attributable to noncontrolling interests	1,618	1,029	2,487	1,982
Net loss attributable to A&F	$(31,142)	$(3,853)	$(50,297)	$(46,314)

Net loss per share attributable to A&F
Basic	$(0.48)	$(0.06)	$(0.76)	$(0.68)
Diluted	$(0.48)	$(0.06)	$(0.76)	$(0.68)

Weighted-average shares outstanding
Basic	65,156	68,008	65,848	68,254
Diluted	65,156	68,008	65,848	68,254

Other comprehensive (loss) income
Foreign currency translation, net of tax	$(3,788)	$(11,206)	$(6,574)	$(19,545)
Derivative financial instruments, net of tax	3,133	7,447	3,080	19,707
Other comprehensive (loss) income	(655)	(3,759)	(3,494)	162
Comprehensive loss	(30,179)	(6,583)	(51,304)	(44,170)
Less: Comprehensive income attributable to noncontrolling interests	1,618	1,029	2,487	1,982
Comprehensive loss attributable to A&F	$(31,797)	$(7,612)	$(53,791)	$(46,152)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)
(Unaudited)

	August 3, 2019	February 2, 2019
Assets
Current assets:
Cash and equivalents	$499,757	$723,135
Receivables	98,691	73,112
Inventories	487,109	437,879
Other current assets	86,586	101,824
Total current assets	1,172,143	1,335,950
Property and equipment, net	649,360	694,855
Operating lease right-of-use assets	1,216,998	—
Other assets	368,503	354,788
Total assets	$3,407,004	$2,385,593
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$226,234	$226,878
Accrued expenses	279,050	293,579
Short-term portion of operating lease liabilities	273,989	—
Income taxes payable	10,903	18,902
Short-term portion of deferred lease credits	—	19,558
Total current liabilities	790,176	558,917
Long-term liabilities:
Long-term portion of operating lease liabilities	1,229,609	—
Long-term portion of borrowings, net	251,033	250,439
Long-term portion of deferred lease credits	—	76,134
Leasehold financing obligations	—	46,337
Other liabilities	132,891	235,145
Total long-term liabilities	1,613,533	608,055
Stockholders’ equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	394,694	405,379
Retained earnings	2,251,032	2,418,544
Accumulated other comprehensive loss, net of tax	(105,946)	(102,452)
Treasury stock, at average cost: 40,154 and 37,073 shares as of August 3, 2019 and February 2, 2019, respectively	(1,548,836)	(1,513,604)
Total Abercrombie & Fitch Co. stockholders’ equity	991,977	1,208,900
Noncontrolling interests	11,318	9,721
Total stockholders’ equity	1,003,295	1,218,621
Total liabilities and stockholders’ equity	$3,407,004	$2,385,593

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended August 3, 2019
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, May 4, 2019	66,637	$1,033	$395,974	$10,124	$2,296,347	$(105,291)	36,663	$(1,493,224)	$1,104,963
Net loss	—	—	—	1,618	(31,142)	—	—	—	(29,524)
Purchase of Common Stock	(3,545)	—	—	—	—	—	3,545	(57,812)	(57,812)
Dividends ($0.20 per share)	—	—	—	—	(13,139)	—	—	—	(13,139)
Share-based compensation issuances and exercises	54	—	(1,316)	—	(1,034)	—	(54)	2,200	(150)
Share-based compensation expense	—	—	36	—	—	—	—	—	36
Derivative financial instruments, net of tax	—	—	—	—	—	3,133	—	—	3,133
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(3,788)	—	—	(3,788)
Distributions to noncontrolling interests, net	—	—	—	(424)	—	—	—	—	(424)
Balance, August 3, 2019	63,146	$1,033	$394,694	$11,318	$2,251,032	$(105,946)	40,154	$(1,548,836)	$1,003,295

	Thirteen Weeks Ended August 4, 2018
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, May 5, 2018	67,816	$1,033	$399,860	$10,579	$2,356,880	$(91,133)	35,484	$(1,488,373)	$1,188,846
Net loss	—	—	—	1,029	(3,853)	—	—	—	(2,824)
Purchase of Common Stock	(969)	—	—	—	—	—	969	(25,000)	(25,000)
Dividends ($0.20 per share)	—	—	—	—	(13,554)	—	—	—	(13,554)
Share-based compensation issuances and exercises	128	—	(4,533)	—	(2,373)	—	(128)	5,959	(947)
Share-based compensation expense	—	—	6,156	—	—	—	—	—	6,156
Derivative financial instruments, net of tax	—	—	—	—	—	7,447	—	—	7,447
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(11,206)	—	—	(11,206)
Distributions to noncontrolling interests, net	—	—	—	(1,534)	—	—	—	—	(1,534)
Balance, August 4, 2018	66,975	$1,033	$401,483	$10,074	$2,337,100	$(94,892)	36,325	$(1,507,414)	$1,147,384

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Thousands, except per share amounts)
(Unaudited)

	Twenty-six Weeks Ended August 3, 2019
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 2, 2019	66,227	$1,033	$405,379	$9,721	$2,418,544	$(102,452)	37,073	$(1,513,604)	$1,218,621
Impact from adoption of the new lease accounting standard (Refer to Note 2 “Summary of Significant Accounting Policies”)	—	—	—	—	(75,165)	—	—	—	(75,165)
Net loss	—	—	—	2,487	(50,297)	—	—	—	(47,810)
Purchase of Common Stock	(3,545)	—	—	—	—	—	3,545	(57,812)	(57,812)
Dividends ($0.40 per share)	—	—	—	—	(26,385)	—	—	—	(26,385)
Share-based compensation issuances and exercises	464	—	(13,353)	—	(15,665)	—	(464)	22,580	(6,438)
Share-based compensation expense	—	—	2,668	—	—	—	—	—	2,668
Derivative financial instruments, net of tax	—	—	—	—	—	3,080	—	—	3,080
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(6,574)	—	—	(6,574)
Distributions to noncontrolling interests, net	—	—	—	(890)	—	—	—	—	(890)
Balance, August 3, 2019	63,146	$1,033	$394,694	$11,318	$2,251,032	$(105,946)	40,154	$(1,548,836)	$1,003,295

	Twenty-six Weeks Ended August 4, 2018
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 3, 2018	68,195	$1,033	$406,351	$10,092	$2,420,552	$(95,054)	35,105	$(1,490,503)	$1,252,471
Impact from adoption of the new revenue recognition accounting standard	—	—	—	—	6,944	—	—	—	6,944
Net loss	—	—	—	1,982	(46,314)	—	—	—	(44,332)
Purchase of Common Stock	(1,747)	—	—	—	—	—	1,747	(43,670)	(43,670)
Dividends ($0.40 per share)	—	—	—	—	(27,196)	—	—	—	(27,196)
Share-based compensation issuances and exercises	527	—	(15,807)	—	(16,886)	—	(527)	26,759	(5,934)
Share-based compensation expense	—	—	10,939	—	—	—	—	—	10,939
Derivative financial instruments, net of tax	—	—	—	—	—	19,707	—	—	19,707
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(19,545)	—	—	(19,545)
Distributions to noncontrolling interests, net	—	—	—	(2,000)	—	—	—	—	(2,000)
Balance, August 4, 2018	66,975	$1,033	$401,483	$10,074	$2,337,100	$(94,892)	36,325	$(1,507,414)	$1,147,384

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018
Operating activities
Net loss	$(47,810)	$(44,332)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	81,541	93,153
Amortization of deferred lease credits prior to adoption of new lease accounting standard	—	(10,609)
Asset impairment	5,606	9,727
Loss on disposal	3,720	1,644
Benefit from deferred income taxes	(22,589)	(17,049)
Share-based compensation	2,668	10,939
Changes in assets and liabilities:
Inventories	(51,297)	(40,934)
Accounts payable and accrued expenses	4,201	62,918
Operating lease right-of-use assets and liabilities	39,351	—
Income taxes	(5,011)	(1,043)
Other assets	(46,638)	(12,759)
Other liabilities	203	(1,129)
Net cash (used for) provided by operating activities	(36,055)	50,526
Investing activities
Purchases of property and equipment	(94,224)	(54,115)
Net cash used for investing activities	(94,224)	(54,115)
Financing activities
Purchases of common stock	(57,812)	(43,670)
Dividends paid	(26,385)	(27,196)
Other financing activities	(7,727)	(6,875)
Net cash used for financing activities	(91,924)	(77,741)
Effect of exchange rates on cash	(2,455)	(13,437)
Net decrease in cash and equivalents, and restricted cash and equivalents	(224,658)	(94,767)
Cash and equivalents, and restricted cash and equivalents, beginning of period	745,829	697,955
Cash and equivalents, and restricted cash and equivalents, end of period	$521,171	$603,188
Supplemental information related to non-cash activities
Purchases of property and equipment not yet paid at end of period	$33,826	$27,985
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$204,499	$—
Supplemental information related to cash activities
Cash paid for interest related to Abercrombie & Fitch Co.’s term loan facility	$7,688	$6,832
Cash paid for income taxes	$16,434	$14,928
Cash received from income tax refunds	$8,565	$8,173
Cash paid for operating lease liabilities	$200,457	$—

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

Interim financial statements

The Condensed Consolidated Financial Statements as of August 3, 2019, and for the thirteen and twenty-six week periods ended August 3, 2019 and August 4, 2018, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2018 filed with the SEC on April 1, 2019. The February 2, 2019 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2019.

Certain prior year amounts have been reclassified for consistency with the current year presentation of flagship store exit charges on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Recent accounting pronouncements

The Company reviews recent accounting pronouncements on a quarterly basis and has excluded discussion of those not applicable to the Company and those not expected to have a material impact on the Company’s consolidated financial statements. The following table provides a brief description of certain recent accounting pronouncements the Company has adopted.

Accounting Standards Update (ASU)	Description	Effect on the financial statements or other significant matters
Leases (ASU 2016-02) Date of adoption: February 3, 2019
This update supersedes the leasing standard in Accounting Standards Codification (“ASC”) 840, Leases. The new standard requires an entity to recognize lease assets and lease liabilities on the balance sheet and disclose key leasing information that depicts the lease rights and obligations of an entity.

The Company adopted this standard using a modified retrospective transition method and elected to not restate comparative periods.

In conjunction with the adoption of this standard, the Company elected:
- the package of practical expedients which, among other things, allowed the Company to carry forward historical lease classification for leases existing before the date of adoption; and
- to combine lease and nonlease components for leases existing before the date of adoption, as well as for any new leases.

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

Derivatives and Hedging — Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12) Date of adoption: February 3, 2019
This update amends ASC 815, Derivatives and Hedging. The new standard simplifies certain aspects of hedge accounting for both financial and commodity risks to more accurately present the economic effects of an entity’s risk management activities in its financial statements.

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

The adoption of this standard did not have a significant impact on the Company’s Condensed Consolidated Financial Statements for the thirteen and twenty-six weeks ended August 3, 2019, and is not expected to have a significant impact on the Company’s consolidated financial statements for Fiscal 2019.

Intangibles — Goodwill and Other —Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract
(ASU 2018-15)

Date of adoption: February 3, 2019

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

The Company expects to capitalize up to $10 million of SaaS implementation costs in Fiscal 2019, of which $2.2 million has been capitalized in the twenty-six weeks ended August 3, 2019.

Amortization expense related to capitalized SaaS implementation costs was immaterial for each of the thirteen and twenty-six weeks ended August 3, 2019.

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

The Company’s significant accounting policies as of August 3, 2019 have not changed materially from those disclosed in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2018, with the exception of those discussed below which have been updated to reflect new accounting standards adopted in Fiscal 2019.

Leases

The Company determines if an arrangement is a lease at inception. On the lease commencement date, the Company recognizes an asset for the right to use a leased asset and a liability based on the present value of remaining lease payments over the lease term.

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the transactional currency of the lease and the lease term. For leases existing before the adoption of the new lease accounting standard, the Company used its incremental borrowing rate as of the date of adoption, determined using the remaining lease term as of the date of adoption. For leases commencing on or after the adoption of the new lease accounting standard, the incremental borrowing rate is determined using the remaining lease term as of the lease commencement date.

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. In addition, the Company does not have any sublease arrangements with any related party or third party.

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

Refer to Note 11, “DERIVATIVE INSTRUMENTS.”

Condensed Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Condensed Consolidated Statements of Cash Flows.

(in thousands)	Location	August 3, 2019	February 2, 2019	August 4, 2018	February 3, 2018
Cash and equivalents	Cash and equivalents	$499,757	$723,135	$581,166	$675,558
Long-term restricted cash and equivalents	Other assets	18,877	22,694	22,022	22,397
Short-term restricted cash and equivalents	Other current assets	$2,537	$—	$—	$—
Cash and equivalents and restricted cash and equivalents		$521,171	$745,829	$603,188	$697,955

3. REVENUE RECOGNITION

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of August 3, 2019, February 2, 2019, August 4, 2018 and February 3, 2018:

(in thousands)	August 3, 2019	February 2, 2019	August 4, 2018	February 3, 2018
Unearned revenue liabilities related to the Company’s gift card program	$20,056	$26,062	$17,478	$28,939
Unearned revenue liabilities related to the Company’s loyalty programs	$21,073	$19,904	$20,042	$15,965

The Company recognized revenue associated with gift card redemptions and gift card breakage of approximately $12.8 million and $28.1 million for the thirteen and twenty-six weeks ended August 3, 2019, respectively, and approximately $12.0 million and $25.8 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively.

The Company recognized revenue associated with reward redemptions and breakage related to the Company’s loyalty programs of approximately $8.0 million and $14.5 million for the thirteen and twenty-six weeks ended August 3, 2019, respectively, and approximately $8.2 million and $15.4 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively.

Disaggregation of revenue

All revenues are recognized in net sales in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For information regarding the disaggregation of revenue, refer to Note 13, “SEGMENT REPORTING.”

4. NET LOSS PER SHARE

Net loss per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of Class A Common Stock (“Common Stock”).

Additional information pertaining to net loss per share attributable to A&F is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Weighted-average treasury shares	(38,144)	(35,292)	(37,452)	(35,046)
Weighted-average — basic shares	65,156	68,008	65,848	68,254
Dilutive effect of share-based compensation awards	—	—	—	—
Weighted-average — diluted shares	65,156	68,008	65,848	68,254
Anti-dilutive shares (1)	3,318	3,466	3,065	4,033

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities that are measured at fair value on a recurring basis, were as follows:

	Assets and Liabilities at Fair Value as of August 3, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$211	$25,288	$—	$25,499
Derivative instruments (2)	—	5,457	—	5,457
Rabbi Trust assets (3)	1	107,466	—	107,467
Restricted cash equivalents (4)	10,056	4,546	—	14,602
Total assets	$10,268	$142,757	$—	$153,025

Liabilities:
Derivative instruments (2)	$—	$349	$—	$349
Total liabilities	$—	$349	$—	$349

	Assets and Liabilities at Fair Value as of February 2, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$55,558	$34,440	$—	$89,998
Derivative instruments (2)	—	2,162	—	2,162
Rabbi Trust assets (3)	5	105,877	—	105,882
Restricted cash equivalents (4)	10,910	4,588	—	15,498
Total assets	$66,473	$147,067	$—	$213,540

Liabilities:
Derivative instruments (2)	$—	$332	$—	$332
Total liabilities	$—	$332	$—	$332

(1)	Level 1 assets consist of investments in money market funds. Level 2 assets consist of time deposits.

(2)	Level 2 assets and liabilities consist primarily of foreign currency exchange forward contracts.

(3)	Level 1 assets consist of investments in money market funds. Level 2 assets consist of trust-owned life insurance policies.

(4)	Level 1 assets consist of investments in U.S. treasury bills and money market funds. Level 2 assets consist of time deposits.

The Company’s Level 2 assets and liabilities consist of:

•	Time deposits, which are valued at cost approximating fair value due to the short-term nature of these investments;

•	Trust-owned life insurance policies, which are valued using the cash surrender value of the life insurance policies; and

•	Derivative instruments, primarily foreign currency exchange forward contracts, which are valued using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

Fair value of borrowings

The Company’s borrowings under the Company’s credit facilities are carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. The carrying amount and fair value of gross borrowings under the Company’s term loan credit facility were as follows:

(in thousands)	August 3, 2019	February 2, 2019
Gross borrowings outstanding, carrying amount	$253,250	$253,250
Gross borrowings outstanding, fair value	$254,516	$252,933

No borrowings were outstanding under the Company’s senior secured revolving credit facility as of August 3, 2019 or February 2, 2019.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	August 3, 2019	February 2, 2019
Property and equipment, at cost	$2,719,350	$2,829,250
Less: Accumulated depreciation and amortization	(2,069,990)	(2,134,395)
Property and equipment, net	$649,360	$694,855

Details related to store asset impairment charges incurred during the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018 are as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Store asset impairment	355	8,671	2,017	9,727

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

The following table provides a summary of the Company’s operating lease costs for the thirteen and twenty-six weeks ended August 3, 2019:

(in thousands)	Thirteen Weeks Ended	Twenty-six Weeks Ended
Single lease cost (1)	$121,270	$213,544
Variable lease cost (2)	60,238	103,083
Operating lease right-of-use asset impairment (3)	3,589	3,589
Total operating lease cost	$185,097	$320,216

(1)
Includes amortization and interest expense associated with operating lease right-of-use assets and liabilities. Includes $23.3 million of charges related to flagship store exit charges for each of the thirteen and twenty-six weeks ended August 3, 2019. Refer to Note 14, “FLAGSHIP STORE EXIT CHARGES.”

(2)
Includes variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs. Includes $20.2 million of charges related to flagship store exit charges for each of the thirteen and twenty-six weeks ended August 3, 2019. Refer to Note 14, “FLAGSHIP STORE EXIT CHARGES.”

(3)	Includes $3.2 million of charges related to flagship store exit charges for each of the thirteen and twenty-six weeks ended August 3, 2019. Refer to Note 14, “FLAGSHIP STORE EXIT CHARGES.”

The following table provides the weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rates used to calculate the Company’s operating lease liabilities as of August 3, 2019:

August 3, 2019
Weighted-average remaining lease term (years)	6.3
Weighted-average discount rate	5.5%

The following table provides a maturity analysis of the Company’s operating lease liabilities, based on undiscounted cash flows, as of August 3, 2019:

(in thousands)
Fiscal 2019 (excluding the twenty-six weeks ended August 3, 2019)	$173,786
Fiscal 2020	342,672
Fiscal 2021	293,971
Fiscal 2022	245,215
Fiscal 2023	202,561
Fiscal 2024 and thereafter	531,374
Total undiscounted operating lease payments	$1,789,579
Less: Imputed interest	(285,981)
Present value of operating lease liabilities	$1,503,598

As of August 3, 2019, the Company had minimum commitments related to additional operating lease contracts that have not yet commenced, primarily for its Company-operated retail stores, of approximately $28.1 million.

As reported under the previous accounting standard, the following table provides a summary of operating lease commitments, including leasehold financing obligations, under noncancelable leases as of February 2, 2019:

(in thousands)
Fiscal 2019	$367,622
Fiscal 2020	$304,270
Fiscal 2021	$205,542
Fiscal 2022	$159,617
Fiscal 2023	$128,626
Fiscal 2024 and thereafter	$310,003

8. ASSET IMPAIRMENT

The following table provides additional details related to long-lived asset impairment charges for thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Operating lease right-of-use asset impairment (1)	$3,589	$—	$3,589	$—
Store asset impairment	355	8,671	2,017	9,727
Total asset impairment	$3,944	$8,671	$5,606	$9,727

(1)
Includes $3.2 million of operating lease right-of-use asset impairment related to flagship store exit charges for each of the thirteen and twenty-six weeks ended August 3, 2019. Refer to Note 14, “FLAGSHIP STORE EXIT CHARGES.”

9. INCOME TAXES

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

The Company incurred discrete income tax charges of $0.1 million and benefits of $1.0 million for the thirteen and twenty-six weeks ended August 3, 2019, respectively, primarily related to the exercise of certain share-based compensation awards, and incurred discrete non-cash income tax benefits of $0.2 million and charges of $7.9 million for the thirteen and twenty-six ended August 4, 2018, respectively, primarily related to the expiration of certain share-based compensation awards.

10. SHARE-BASED COMPENSATION

Financial statement impact

The following table details share-based compensation expense for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Share-based compensation expense	$36	$6,156	$2,668	$10,939

The Company recognized tax expense associated with share-based compensation of $0.2 million and tax benefits of $0.4 million for the thirteen and twenty-six weeks ended August 3, 2019, respectively, and tax benefits of $1.3 million and $2.2 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively.

Restricted stock units

The following table summarizes activity for restricted stock units for the twenty-six weeks ended August 3, 2019:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares (1)	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at February 2, 2019	2,020,030	$16.76	801,527	$13.65	435,970	$21.24
Granted	724,363	22.16	234,984	22.89	115,238	36.24
Adjustments for performance achievement	—	—	(90,616)	24.06	(72,497)	28.20
Vested	(701,802)	17.92	—	—	(18,125)	28.20
Forfeited	(261,851)	16.22	(195,162)	12.93	(38,802)	29.90
Unvested at August 3, 2019	1,780,740	$18.58	750,733	$15.44	421,784	$23.05

(1)
Includes 271,420 unvested restricted stock units as of August 3, 2019, subject to vesting requirements related to the achievement of certain performance metrics, such as operating income and net income, for the fiscal year immediately preceding the vesting date. Holders of these restricted stock units have the opportunity to earn back one or more installments of the award if the cumulative performance requirements are met in a subsequent year. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can achieve up to 200% of their target vesting amount and are reflected at 100% of their target vesting amount in the table above.

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

As of August 3, 2019, there was $27.6 million, $4.3 million and $5.4 million of total unrecognized compensation cost, related to service-based, performance-based and market-based restricted stock units, respectively. The unrecognized compensation cost is expected to be recognized over a remaining weighted-average period of 16 months, 16 months and 14 months for service-based, performance-based and market-based restricted stock units, respectively.

The actual tax benefit realized for tax deductions related to the issuance of shares associated with restricted stock units vesting was $0.3 million and $4.4 million for the thirteen and twenty-six weeks ended August 3, 2019, respectively, and $1.5 million and $4.9 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively.

The amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights was $0.2 million and $6.4 million for the thirteen and twenty-six weeks ended August 3, 2019, respectively, and $0.9 million and $5.9 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively, and is classified within other financing activities on the Condensed Consolidated Statements of Cash Flows.

Additional information pertaining to restricted stock units for the twenty-six weeks ended August 3, 2019 and August 4, 2018 follows:

(in thousands)	August 3, 2019	August 4, 2018
Service-based restricted stock units:
Total grant date fair value of awards granted	$16,052	$16,161
Total grant date fair value of awards vested	12,576	14,608

Performance-based restricted stock units:
Total grant date fair value of awards granted	$5,379	$4,310
Total grant date fair value of awards vested	—	—

Market-based restricted stock units:
Total grant date fair value of awards granted	$4,176	$4,784
Total grant date fair value of awards vested	511	137

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the twenty-six weeks ended August 3, 2019 and August 4, 2018 were as follows:

	August 3, 2019	August 4, 2018
Grant date market price	$25.34	$23.59
Fair value	$36.24	$33.69
Assumptions:
Price volatility	57%	54%
Expected term (years)	2.9	2.9
Risk-free interest rate	2.2%	2.4%
Dividend yield	3.2%	3.4%
Average volatility of peer companies	40.0%	37.4%
Average correlation coefficient of peer companies	0.2407	0.2709

Stock appreciation rights

The following table summarizes stock appreciation rights activity for the twenty-six weeks ended August 3, 2019:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (years)
Outstanding at February 2, 2019	1,041,867	$37.81
Granted	—	—
Exercised	(43,463)	22.41
Forfeited or expired	(52,725)	33.96
Outstanding at August 3, 2019	945,679	$38.75	$—	2.4
Stock appreciation rights exercisable at August 3, 2019	940,054	$38.86	$—	2.4
Stock appreciation rights expected to become exercisable in the future as of August 3, 2019	5,526	$19.90	$—	6.1

As of August 3, 2019, total unrecognized compensation cost related to stock appreciation rights was insignificant and is expected to be recognized over a weighted-average period of 2 months.

The grant date fair value of stock appreciation rights that vested during the twenty-six weeks ended August 3, 2019 was $0.6 million. The grant date fair value of stock appreciation rights that were exercised during the twenty-six weeks ended August 4, 2018 was $1.2 million.

11. DERIVATIVE INSTRUMENTS

As of August 3, 2019, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory sales, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount (1)
Euro	$86,139
British pound	$42,892
Canadian dollar	$15,742
Japanese yen	$9,140

(1)	Amounts reported are the U.S. Dollar notional amounts outstanding as of August 3, 2019.

As of August 3, 2019, foreign currency exchange forward contracts that were entered into to hedge foreign-currency-denominated net monetary assets and liabilities were as follows:

(in thousands)	Notional Amount (1)
Chinese yuan	$21,763
Euro	$9,485

(1)	Amount reported is the U.S. Dollar notional amount outstanding as of August 3, 2019.

The location and amounts of derivative fair values of foreign currency exchange forward contracts on the Condensed Consolidated Balance Sheets as of August 3, 2019 and February 2, 2019 were as follows:

(in thousands)	Location	August 3, 2019	February 2, 2019	Location	August 3, 2019	February 2, 2019
Derivatives designated as cash flow hedging instruments	Other current assets	$5,254	$2,162	Accrued expenses	$349	$15
Derivatives not designated as hedging instruments	Other current assets	203	—	Accrued expenses	—	317
Total		$5,457	$2,162		$349	$332

Refer to Note 5, “FAIR VALUE,” for further discussion of the determination of the fair value of derivative instruments.

Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018 follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Gain recognized in AOCL (1)	$4,791	$8,058	$7,053	$16,665
Gain (loss) reclassified from AOCL into cost of sales, exclusive of depreciation and amortization (2)	$1,763	$(150)	$4,303	$(5,222)

(1)	The amount represents the change in fair value of derivative contracts.

(2)
The amount represents the reclassification from AOCL into earnings when the hedged item affects earnings, which is when merchandise is converted to cost of sales, exclusive of depreciation and amortization.

Substantially all of the unrealized gains or losses related foreign currency exchange forward contracts designated as cash flow hedging instruments as of August 3, 2019 will be recognized in cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the next twelve months.

Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018 follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Gain recognized in other operating income, net	$906	$1,894	$1,181	$4,595

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss for the thirteen and twenty-six weeks ended August 3, 2019 was as follows:

	Thirteen Weeks Ended August 3, 2019
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at May 4, 2019	$(107,673)	$2,382	$(105,291)
Other comprehensive (loss) income before reclassifications	(3,788)	4,791	1,003
Reclassified from accumulated other comprehensive loss (1)	—	(1,763)	(1,763)
Tax effect	—	105	105
Other comprehensive (loss) income	(3,788)	3,133	(655)
Ending balance at August 3, 2019	$(111,461)	$5,515	$(105,946)

	Twenty-six Weeks Ended August 3, 2019
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 2, 2019	$(104,887)	$2,435	$(102,452)
Other comprehensive (loss) income before reclassifications	(6,574)	7,053	479
Reclassified from accumulated other comprehensive loss (1)	—	(4,303)	(4,303)
Tax effect	—	330	330
Other comprehensive (loss) income	(6,574)	3,080	(3,494)
Ending balance at August 3, 2019	$(111,461)	$5,515	$(105,946)

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

13. SEGMENT REPORTING

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

The following table provides the Company’s net sales by operating segment for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Hollister	$504,758	$500,836	$933,203	$924,464
Abercrombie	336,320	341,578	641,847	648,849
Total	$841,078	$842,414	$1,575,050	$1,573,313

The following table provides the Company’s net sales by geographic area for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
United States	$543,472	$531,446	$1,013,130	$980,572
Europe	182,815	192,354	341,060	362,014
Other	114,791	118,614	220,860	230,727
Total	$841,078	$842,414	$1,575,050	$1,573,313

14. FLAGSHIP STORE EXIT CHARGES

Global Store Network Optimization

Reflecting a continued focus on one of the Company’s key transformation initiatives ‘Global Store Network Optimization’, the Company continues to pivot away from its large format flagship stores and strives to open smaller, more productive omnichannel focused brand experiences.

As a result, the Company has closed certain of its flagship stores and may have additional closures as it executes against this strategy. For context, at the end of Fiscal 2018, the Company had 19 flagship stores, and at the end of the second quarter of Fiscal 2019, the Company had 17 flagship stores. Details related to previously announced flagship store closures are as follows:

Location	Brand	Actual or expected closure date
Pedder Street, Hong Kong	Abercrombie	Closed in the first quarter of Fiscal 2017
Copenhagen, Denmark	Abercrombie	Closed in the first quarter of Fiscal 2019
SoHo in New York City	Hollister	Closed in the second quarter of Fiscal 2019
Milan, Italy	Abercrombie	Expected to close by the end of Fiscal 2019
Fukuoka, Japan	Abercrombie	Expected to close in the second half of Fiscal 2020

The Company has recognized charges related to the aforementioned store closures in flagship store exit charges on the Consolidated Statements of Operations and Comprehensive Loss. The following table provides additional details related to these charges incurred during the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Single lease cost (1)	$23,269	$—	$23,269	$—
Variable lease cost (2)	20,218	—	20,218	—
Operating lease right-of-use asset impairment	3,229	—	3,229	—
Operating lease cost	46,716	—	46,716	—
Lease termination fees (3)	—	—	—	3,688
Asset disposals and other store-closure costs (4)	(1,675)	—	(1,687)	—
Employee severance and other employee transition costs	(47)	—	1,709	120
Total flagship store exit charges	$44,994	$—	$46,738	$3,808

(1)	Amounts represent accelerated amortization associated with the operating lease right-of-use assets and liabilities and the impact from remeasurement of operating lease liabilities.

(2)	Amounts represent the remeasurement of the lease liability to reflect variable lease costs that became fixed upon decision to close aforementioned flagship stores.

(3)	Under the new lease accounting standard, which the Company adopted on February 3, 2019, similar charges would be incorporated into the above table as a component of operating lease cost.

(4)
Amounts represent costs incurred in returning the store to its original condition, including updates to previous accruals for asset retirement obligations and costs to remove inventory and store assets.

The Company’s future lease payments associated with these stores are reflected within short-term and long-term operating lease liabilities on the Condensed Consolidated Balance Sheet and will be paid through the fiscal year ending January 30, 2029 (“Fiscal 2028”).These future lease payments are not expected to exceed $15 million in any fiscal year. Refer to Note 7, “LEASES,” for a maturity analysis of the Company’s operating lease liabilities, based on undiscounted cash flows.

As the Company continues its ‘Global Store Network Optimization’ efforts, it may incur incremental charges or future cash expenditures not currently contemplated due to events that may occur as a result of, or that are associated with, additional flagship store closures. At this time, the Company is not able to quantify the amount of charges or future cash expenditures that may take place in future periods resulting from any potential flagship store closures given the unpredictable nature of lease exit negotiations and ultimate lease renewal decisions.

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

•
Current Trends and Outlook. This section provides a summary of the Company’s performance for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018. In addition, this section discusses certain of management’s expectations for the upcoming fiscal year.

•
Results of Operations. This section provides an analysis of certain components of the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018.

•
Liquidity and Capital Resources. This section provides a discussion of the Company’s financial condition and liquidity as of August 3, 2019, which includes (i) an analysis of financial condition as compared to February 2, 2019; (ii) an analysis of changes in cash flows for the twenty-six weeks ended August 3, 2019 as compared to the twenty-six weeks ended August 4, 2018; (iii) and an analysis of liquidity, including the availability under credit facilities, payments of dividends, and outstanding debt and covenant compliance.

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

•	Improving our customer engagement through our loyalty programs and marketing optimization.

A summary of results for the second quarter ended August 3, 2019:

•	Net sales decreased 0.2% to $841.1 million, and increased 1% on a constant currency basis as compared to last year.

•	Comparable sales were flat against positive comparable sales of 3% last year.

•	Gross profit rate of 59.3% was down 90 basis points to last year.

•
Operating expense, excluding other operating income, of $537.8 million included $45.0 million of flagship store exit charges. Operating expense deleveraged 370 basis points and 470 basis points on a GAAP and an adjusted non-GAAP basis, respectively, reflecting a 530 basis point adverse impact from flagship store exit charges.

•
Operating loss of $39.5 million. Operating margin decreased 470 basis points from last year to a loss of 4.7%, primarily driven by the adverse impact of flagship store exit charges of 530 basis points. Excluding asset impairment charges last year, adjusted non-GAAP operating margin decreased 580 basis points or 530 basis points on a constant currency basis as compared to last year.

•
Net loss per diluted share was $0.48, reflecting the estimated adverse impact from flagship store exit charges of $0.50. This compares to GAAP net loss per diluted share of $0.06, adjusted non-GAAP net income per diluted share of $0.06 or $0.01 per diluted share on a constant currency basis.

Trends improved throughout the second quarter ended August 3, 2019, resulting in net sales down 0.2% from last year, which reflects adverse impacts from changes in foreign currency exchange rates of approximately $10 million. On a constant currency basis, we experienced net sales growth of approximately 1%. The second quarter also reflects $45 million of charges related to the previously announced exits of our SoHo Hollister flagship store in New York City and our Fukuoka, Japan Abercrombie flagship store. In addition to these flagship store closures, which are a part of our key transformation initiative ‘Global Store Network Optimization’, we continue to execute on our other transformation initiatives and remain focused on achieving our Fiscal 2020 target of doubling our Fiscal 2017 adjusted non-GAAP operating income margin of 2.9%.

For the full year of Fiscal 2019, we expect:

•
Net sales to be in the range of flat to up 2%, driven by comparable sales and net new store contribution, partially offset by an adverse impact from changes in foreign currency exchange rates of approximately $45 million;

•	Comparable sales to be in the range of flat to up 2%, against positive comparable sales of 3% last year;

•
Gross profit rate to be down in the range of 50 to 90 basis points from the Fiscal 2018 rate of 60.2% reflecting adverse impacts from changes in foreign currency exchange rates of approximately 40 basis points and anticipated China tariffs of approximately 20 basis points;

•
Operating expense, excluding other operating income, to be up in the range of 2% to 3% from Fiscal 2018 adjusted non-GAAP operating expense of $2.03 billion, including flagship store exit charges in the second quarter of Fiscal 2019 of $45 million;

•	The effective tax rate to be in the mid 20s;

•	Diluted weighted average shares outstanding of approximately 66 million shares, excluding the effect of potential share buybacks; and

•	Capital investments of approximately $200 million.

Global Store Network Optimization

Reflecting a continued focus on one of our key transformation initiatives ‘Global Store Network Optimization’, we continue to pivot away from large format flagship stores and strive to open smaller, more productive omnichannel focused brand experiences.

As a result, we have closed certain of our flagship stores and may have additional closures as we execute against this strategy. For context, at the end of Fiscal 2018, we had 19 flagship stores, and at the end of the second quarter of Fiscal 2019, we had reduced our fleet to 17 flagship stores. Details related to previously announced flagship store closures are as follows:

Location	Brand	Actual or expected flagship store closure date
Pedder Street, Hong Kong	Abercrombie	Closed in the first quarter of Fiscal 2017
Copenhagen, Denmark	Abercrombie	Closed in the first quarter of Fiscal 2019
SoHo in New York City	Hollister	Closed in the second quarter of Fiscal 2019
Milan, Italy	Abercrombie	Expected to close by the end of Fiscal 2019
Fukuoka, Japan	Abercrombie	Expected to close in the second half of Fiscal 2020

We plan to continue our efforts ‘Global Store Network Optimization’ efforts and expect to deliver approximately 85 new store experiences in Fiscal 2019 across brands, including approximately 40 new stores, approximately 25 remodeled stores and approximately 20 right-sizes. We also expect to close up to 40 stores in Fiscal 2019, primarily in the U.S. through natural lease expirations. In addition to natural lease expirations, certain other of our leases also include early termination options that can be exercised under specific conditions, allowing for significant lease flexibility. We may also elect to exit or modify our other leases, and could incur charges related to these actions.

Certain risks and challenges

We are a global multi-brand omnichannel specialty retailer, with operations in North America, Europe and Asia, among other regions and, as a result, we are mindful of macroeconomic risks and challenges that could adversely impact certain areas of our business.

Specifically, there continues to be uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries, such as the threat of additional tariffs on imported consumer goods from China. In May 2019, tariffs on certain imported merchandise from China to the U.S. increased from 10% to 25%, and in August 2019 these List 3 tariffs increased to 30%. Our products affected by these List 3 tariffs include fashion accessories, handbags and hats. In addition, List 4 tariffs of up to 25% were proposed on certain other imported merchandise from China to the U.S., including select apparel and footwear. These List 4 tariffs are now in effect at the starting rate of 15%. The imposition of these List 3 and List 4 tariffs, based on the List 4 starting rate of 15%, are expected to have a direct adverse impact on cost of merchandise and gross profit of approximately $6 million for the fall season of Fiscal 2019. In response to the recent trade developments between the U.S. and China, we believe we have a number of tools available to help mitigate this risk and continue to focus on the diversification of our global supply chain. Our team has taken actions to proactively prepare for potential impacts, including shifting production into other countries and regions to both existing and new partners as necessary. As a reminder, only a portion of total goods sourced from China in Fiscal 2018 were subject to tariffs. Specifically, in Fiscal 2018 approximately 25% of our total global merchandise receipts were sourced from China and imported to the U.S. We continue to believe we have the ability to reduce this percentage to under 20% in Fiscal 2019 and to the low-teens in Fiscal 2020.

In addition, in June 2016, the United Kingdom passed a referendum to recommend exiting the European Union which has resulted in greater uncertainty related to the free movement of goods, services, people and capital between the United Kingdom and the European Union, consumer behavior, economic conditions and foreign currency exchange rates. We are preparing for the United Kingdom to leave the European Union on October 31, 2019 and the potential impacts of United Kingdom’s withdrawal from the European Union remain unclear and could adversely impact certain areas of our business, including, but not limited to, an increase in duties and delays in the delivery of merchandise from our Netherlands DC to our stores and direct-to-consumer customers in the United Kingdom if trade barriers materialize at ports of entry and departure. The potential impacts of United Kingdom’s withdrawal from the European Union could also adversely impact the operations of our vendors. In order to mitigate the risks associated with the United Kingdom’s withdrawal from the European Union, our team has begun to proactively prepare for potential adverse impacts by collaborating across the organization and testing our systems as well as working with external partners to develop the necessary contingency plans. We have also taken actions to reduce, to the extent possible, the potential impact of any incremental duty exposure.

We continue to monitor certain other events of global, political unrest, including the ongoing protests in Hong Kong. Our team continues to proactively assess the potential impacts these protests and similar events may have on the business and is preparing for potential adverse impacts by developing contingency plans.

It is possible that our preparations for these events are not adequate to mitigate their impact, and that these events could further adversely affect our business and results of operations. For further discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, refer to “ITEM 1A. RISK FACTORS,” included in A&F’s Annual Report on Form 10-K for Fiscal 2018.

SUMMARY OF RESULTS

The table below summarizes our results of operations determined in accordance with GAAP and non-GAAP financial measures, and other financial data for the thirteen and twenty-six week periods ended August 3, 2019 and August 4, 2018. Discussion on why the Company believes that these non-GAAP financial measures are useful to investors is provided below under “NON-GAAP FINANCIAL MEASURES.”

	August 3, 2019		August 4, 2018
(in thousands, except change in net sales, comparable sales, gross profit rate, operating loss margin and per share amounts)	GAAP	Non-GAAP (1)	GAAP	Non-GAAP (1)
Thirteen Weeks Ended
Net sales	$841,078		$842,414
Change in net sales	(0.2)%		8%
Comparable sales (2)		0%		3%
Gross profit rate	59.3%		60.2%
Operating (loss) income	$(39,484)	$(39,484)	$223	$8,894
Operating (loss) income margin	(4.7)%	(4.7)%	0.0%	1.1%
Net (loss) income attributable to A&F	$(31,142)	$(31,142)	$(3,853)	$4,171
Net (loss) income per diluted share attributable to A&F	$(0.48)	$(0.48)	$(0.06)	$0.06

Twenty-six Weeks Ended
Net sales	$1,575,050		$1,573,313
Change in net sales	0.1%		9%
Comparable sales (2)		1%		4%
Gross profit rate	59.9%		60.3%
Operating loss	$(66,742)	$(66,742)	$(41,980)	$(27,709)
Operating loss margin	(4.2)%	(4.2)%	(2.7)%	(1.8)%
Net loss attributable to A&F	$(50,297)	$(50,297)	$(46,314)	$(34,231)
Net loss per diluted share attributable to A&F	$(0.76)	$(0.76)	$(0.68)	$(0.50)
Net cash (used for) provided by operating activities	$(36,055)		$50,526
Purchases of property and equipment	$(94,224)		$(54,115)
Dividends paid	$(26,385)		$(27,196)
Purchase of Common Stock	$(57,812)		$(43,670)

(1)	Refer to “RESULTS OF OPERATIONS” for details on excluded items.

(2)
Comparable sales are calculated on a constant currency basis and exclude revenue other than store and digital sales. Refer to the discussion below in “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

The table below provides certain components of the Company’s Condensed Consolidated Balance Sheets as of August 3, 2019 and February 2, 2019.

(in thousands)	August 3, 2019	February 2, 2019
Cash and equivalents	$499,757	$723,135
Borrowings, gross at carrying amount	$253,250	$253,250
Inventories	$487,109	$437,879

STORE ACTIVITY

Store count and gross square footage by brand and geography for the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively, were as follows:

	Hollister (1)		Abercrombie (2)		Total Company
	United States	International	United States	International	United States	International	Total
February 2, 2019	393	149	270	49	663	198	861
New	5	3	1	—	6	3	9
Closed	(3)	—	(3)	(1)	(6)	(1)	(7)
August 3, 2019	395	152	268	48	663	200	863
Gross square footage (in thousands):
August 3, 2019	2,622	1,250	1,980	624	4,602	1,874	6,476

	Hollister (1)		Abercrombie (2)		Total Company
	United States	International	United States	International	United States	International	Total
February 3, 2018	394	144	285	45	679	189	868
New	2	—	1	2	3	2	5
Closed	—	—	(3)	—	(3)	—	(3)
August 4, 2018	396	144	283	47	679	191	870
Gross square footage (in thousands):
August 4, 2018	2,685	1,196	2,182	631	4,867	1,827	6,694

(1)
Locations with Gilly Hicks carveouts within Hollister stores are represented as a single store count. Excludes nine international franchise stores as of August 3, 2019, eight international franchise stores as of February 2, 2019, seven international franchise stores as of August 4, 2018, and five international franchise stores as of February 3, 2018. Excludes six U.S. company operated Gilly Hicks temporary stores as of August 3, 2019.

(2)
Abercrombie includes the Company’s Abercrombie & Fitch and abercrombie kids brands. Locations with abercrombie kids carveouts within Abercrombie & Fitch stores are represented as a single store count. Excludes seven international franchise stores as of each of August 3, 2019 and February 2, 2019, six international franchise stores as of August 4, 2018, and four international franchise stores as of February 3, 2018. Excludes four U.S. company operated abercrombie kids temporary stores as of August 3, 2019.

RESULTS OF OPERATIONS

THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 3, 2019 VERSUS AUGUST 4, 2018

Net sales

	Thirteen Weeks Ended
	August 3, 2019	August 4, 2018
(in thousands)	Net Sales	Net Sales	$ Change	% Change	Constant Currency % Change (1)	Comparable Sales (1)
Hollister	$504,758	$500,836	$3,922	1%	2%	0%
Abercrombie (2)	336,320	341,578	(5,258)	(2)%	(1)%	0%
Total company	$841,078	$842,414	$(1,336)	0%	1%	0%

United States	$543,472	$531,446	$12,026	2%	2%	2%
International	297,606	310,968	(13,362)	(4)%	(1)%	(3)%
Total company	$841,078	$842,414	$(1,336)	0%	1%	0%

	Twenty-six Weeks Ended
	August 3, 2019	August 4, 2018
(in thousands)	Net Sales	Net Sales	$ Change	% Change	Constant Currency % Change (1)	Comparable Sales (1)
Hollister	$933,203	$924,464	$8,739	1%	3%	1%
Abercrombie (2)	641,847	648,849	(7,002)	(1)%	0%	0%
Total net sales	$1,575,050	$1,573,313	$1,737	0%	2%	1%

United States	$1,013,130	$980,572	$32,558	3%	3%	3%
International	561,920	592,741	(30,821)	(5)%	(1)%	(3)%
Total net sales	$1,575,050	$1,573,313	$1,737	0%	2%	1%

(1)	Calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

(2)	Includes Abercrombie & Fitch and abercrombie kids brands.

For the second quarter of Fiscal 2019, net sales decreased 0.2% as compared to the second quarter of Fiscal 2018, reflecting a slight decrease in average unit retail and units sold remaining approximately flat year-over-year.

For the year-to-date period of Fiscal 2019, net sales increased 0.1% as compared to the year-to-date period of Fiscal 2018, with an increase in units sold, partially offset by a decrease in average unit retail.

Cost of sales, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	August 3, 2019		August 4, 2018
(in thousands)		% of Net Sales		% of Net Sales
Cost of sales, exclusive of depreciation and amortization	$342,445	40.7%	$335,519	39.8%

Gross profit	$498,633	59.3%	$506,895	60.2%
Gross profit on a constant currency basis (1)	$498,633	59.3%	$498,870	59.9%

	Twenty-six Weeks Ended
	August 3, 2019		August 4, 2018
(in thousands)		% of Net Sales		% of Net Sales
Cost of sales, exclusive of depreciation and amortization	$632,327	40.1%	$624,073	39.7%

Gross profit	$942,723	59.9%	$949,240	60.3%
Gross profit on a constant currency basis (1)	$942,723	59.9%	$932,770	60.3%

(1)	Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

For the second quarter of Fiscal 2019, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 90 basis points as compared to the second quarter of Fiscal 2018, primarily due to higher average unit costs driven by product mix, and slightly lower average unit retail.

For the year-to-date period of Fiscal 2019, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 40 basis points as compared to the year-to-date period of Fiscal 2018, primarily due to lower average unit retail without a corresponding decrease in average unit cost.

Stores and distribution expense

	Thirteen Weeks Ended
	August 3, 2019		August 4, 2018
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$376,347	44.7%	$374,552	44.5%

	Twenty-six Weeks Ended
	August 3, 2019		August 4, 2018
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$732,959	46.5%	$731,899	46.5%

For the second quarter of Fiscal 2019, stores and distribution expense as a percentage of net sales increased by approximately 20 basis points as compared to the second quarter of Fiscal 2018, primarily due to increased direct-to-consumer expense as a percentage of total net sales, partially offset by a decrease in store occupancy expense as a percentage of net sales of approximately 40 basis points.

For the year-to-date period of Fiscal 2019, stores and distribution expense as a percentage of net sales was approximately flat as compared to the year-to-date period of Fiscal 2018, reflecting a decrease in store occupancy expense as a percentage of net sales of approximately 60 basis points and increased direct-to-consumer expense as a percentage of total net sales.

Marketing, general and administrative expense

	Thirteen Weeks Ended
	August 3, 2019		August 4, 2018
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$115,694	13.8%	$123,883	14.7%

	Twenty-six Weeks Ended
	August 3, 2019		August 4, 2018
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$227,641	14.5%	$248,780	15.8%
Deduct:
Charges related to certain legal matters (1)	—	0.0%	(5,600)	(0.4)%
Adjusted non-GAAP marketing, general and administrative expense	$227,641	14.5%	$243,180	15.5%

(1)	Includes legal charges in connection with a then proposed settlement of a class action claim, which received final court approval and was paid in the fourth quarter of Fiscal 2018.

For the second quarter of Fiscal 2019, marketing, general and administrative expense as a percentage of net sales decreased by approximately 90 basis points as compared to the second quarter of Fiscal 2018, primarily due to decreased performance-based compensation expense, decreased consulting costs and a reduction in depreciation expense on information technology assets. These decreases were partially offset by employee severance charges recognized in the second quarter of Fiscal 2019 and an increase in marketing spend.

For the year-to-date period of Fiscal 2019, marketing, general and administrative expense as a percentage of net sales decreased by approximately 130 basis points as compared to the year-to-date period of Fiscal 2018, primarily due to decreased performance-based compensation expense, the impact of the $5.6 million, or 40 basis points, of charges related to certain legal matters on last year’s results, decreased consulting expenses and a reduction in depreciation expense on information technology assets. These decreases were partially offset by an increase in marketing spend and employee severance charges recognized in the second quarter of Fiscal 2019. Excluding the $5.6 million of charges related to certain legal matters presented above, year-to-date Fiscal 2019 adjusted non-GAAP marketing, general and administrative expense as a percentage of net sales decreased by approximately 100 basis points as compared to the year-to-date period of Fiscal 2018.

Flagship store exit charges

	Thirteen Weeks Ended
	August 3, 2019		August 4, 2018
(in thousands)		% of Net Sales		% of Net Sales
Flagship store exit charges	$44,994	5.3%	$—	0.0%

	Twenty-six Weeks Ended
	August 3, 2019		August 4, 2018
(in thousands)		% of Net Sales		% of Net Sales
Flagship store exit charges	$46,738	3.0%	$3,808	0.2%

For the second quarter and year-to-date period of Fiscal 2019, flagship store exit charges as a percentage of net sales increased by approximately 530 and 280 basis points, respectively, as compared to the second quarter and year-to-date period of Fiscal 2018, primarily due to charges related to the closure of the SoHo Hollister flagship in New York City in the second quarter of Fiscal 2019. Refer to Note 14, “FLAGSHIP STORE EXIT CHARGES.”

Asset impairment, exclusive of flagship store exit charges

	Thirteen Weeks Ended
	August 3, 2019		August 4, 2018
(in thousands)		% of Net Sales		% of Net Sales
Asset impairment, exclusive of flagship store exit charges	$715	0.1%	$8,671	1.0%

	Twenty-six Weeks Ended
	August 3, 2019		August 4, 2018
(in thousands)		% of Net Sales		% of Net Sales
Asset impairment, exclusive of flagship store exit charges	$2,377	0.2%	$9,727	0.6%

For the second quarter and year-to-date period of Fiscal 2019, asset impairment as a percentage of net sales decreased by approximately 90 basis points and 40 basis points as compared to the second quarter and year-to-date period of Fiscal 2018, respectively. Refer to Note 8, “ASSET IMPAIRMENT” for further details on the asset impairment charges listed above.

Other operating (loss) income, net

	Thirteen Weeks Ended
	August 3, 2019		August 4, 2018
(in thousands)		% of Net Sales		% of Net Sales
Other operating (loss) income, net	$(367)	0.0%	$434	0.1%

	Twenty-six Weeks Ended
	August 3, 2019		August 4, 2018
(in thousands)		% of Net Sales		% of Net Sales
Other operating income, net	$250	0.0%	$2,994	0.2%

For the second quarter and year-to-date period of Fiscal 2019, other operating (loss) income, net as a percentage of net sales decreased by approximately 10 basis points and 20 basis points as compared to the second quarter and year-to-date period of Fiscal 2018, respectively.

Operating (loss) income

	Thirteen Weeks Ended
	August 3, 2019		August 4, 2018
(in thousands)		% of Net Sales		% of Net Sales
Operating (loss) income	$(39,484)	(4.7)%	$223	0.0%
Deduct:
Certain asset impairment charges	—	0.0%	8,671	1.0%
Adjusted non-GAAP operating (loss) income	$(39,484)	(4.7)%	$8,894	1.1%
Adjusted non-GAAP operating (loss) income on a constant currency basis (1)	$(39,484)	(4.7)%	$4,587	0.6%

	Twenty-six Weeks Ended
	August 3, 2019		August 4, 2018
(in thousands)		% of Net Sales		% of Net Sales
Operating loss	$(66,742)	(4.2)%	$(41,980)	(2.7)%
Deduct:
Certain asset impairment charges	—	0.0%	8,671	0.6%
Charges related to certain legal matters (2)	—	0.0%	5,600	0.4%
Adjusted non-GAAP operating loss	$(66,742)	(4.2)%	$(27,709)	(1.8)%
Adjusted non-GAAP operating loss on a constant currency basis (1)	$(66,742)	(4.2)%	$(34,338)	(2.2)%

(1)	Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

(2)	Includes legal charges in connection with a then proposed settlement of a class action claim, which received final court approval and was paid in the fourth quarter of Fiscal 2018.

For the second quarter of Fiscal 2019, operating (loss) income as a percentage of net sales decreased by approximately 470 basis points as compared to the second quarter of Fiscal 2018, primarily due to the adverse impact of flagship store exit charges in the second quarter of Fiscal 2019 of approximately 530 basis points, the net year-over-year impact of items presented in the table above and the adverse impact from changes in foreign currency exchange rates of approximately 50 basis points, net of hedging. Excluding items presented above, second quarter of Fiscal 2019 adjusted non-GAAP operating (loss) income as a percentage of net sales decreased by approximately 580 basis points as compared to the second quarter of Fiscal 2018.

For the year-to-date period of Fiscal 2019, operating loss as a percentage of net sales decreased by approximately 150 basis points as compared to the year-to-date period of Fiscal 2018, primarily due to flagship store exit charges in the second quarter of Fiscal 2019 of approximately 530 basis points, the net year-over-year impact of items presented in the table above and the adverse impact from changes in foreign currency exchange rates of approximately 40 basis points, net of hedging. Excluding items presented above, year-to-date Fiscal 2019 adjusted non-GAAP operating loss as a percentage of net sales decreased by approximately 240 basis points as compared to the year-to-period of Fiscal 2018.

Refer to Note 14, “FLAGSHIP STORE EXIT CHARGES,” for further discussion.

Interest expense, net

	Thirteen Weeks Ended
	August 3, 2019		August 4, 2018
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$4,479	0.5%	$5,695	0.7%
Interest income	(3,109)	(0.4)%	(2,672)	(0.3)%
Interest expense, net	$1,370	0.2%	$3,023	0.4%

	Twenty-six Weeks Ended
	August 3, 2019		August 4, 2018
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$9,011	0.6%	$11,357	0.7%
Interest income	(7,025)	(0.4)%	(5,316)	(0.3)%
Interest expense, net	$1,986	0.1%	$6,041	0.4%

For the second quarter and year-to-date period of Fiscal 2019, interest expense, net as a percentage of net sales decreased by approximately 20 basis points and 30 basis points, respectively, as compared to the second quarter and year-to-date period of Fiscal 2018. These decreases were primarily due to the elimination of leasehold financing obligations and corresponding interest expense related to these obligations upon adoption of the new lease accounting standard on February 3, 2019. In addition, higher interest income earned on the Company’s investments and cash holdings contributed to the decrease in interest expense, net as a percentage of net sales.

Income tax (benefit) expense

	Thirteen Weeks Ended
	August 3, 2019		August 4, 2018
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax (benefit) expense	$(11,330)	27.7%	$24	(0.9)%
Deduct:
Tax effect of excluded items (1)	—		2,689
Tax Cuts and Jobs Act of 2017 charges	—		(2,042)
Adjusted non-GAAP income tax (benefit) expense	$(11,330)	27.7%	$671	11.4%

	Twenty-six Weeks Ended
	August 3, 2019		August 4, 2018
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax benefit	$(20,918)	30.4%	$(3,689)	7.7%
Deduct:
Tax effect of excluded items (1)	—		4,230
Tax Cuts and Jobs Act of 2017 charges	—		(2,042)
Adjusted non-GAAP income tax benefit	$(20,918)	30.4%	$(1,501)	4.4%

(1)
Refer to “Operating (loss) income” for details of excluded items. The tax effect of excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis.

For the second quarter of Fiscal 2019, the year-over-year change in the effective tax rate as compared to the second quarter of Fiscal 2018, which is highly sensitive at lower levels of pre-tax earnings, was primarily driven by changes in the level and mix of consolidated pre-tax earnings between operating and valuation allowance jurisdictions.

In the year-to-date period of Fiscal 2019, the effective tax rate was impacted by discrete income tax benefits of $1.0 million, as compared to discrete non-cash income tax charges of $7.9 million in the year-to-date period of Fiscal 2018, primarily related to the exercise and expiration of certain share-based compensation awards.

In the second quarter and year-to-date period of Fiscal 2018, the effective tax rate was also impacted by discrete income tax charges of $2.0 million related to the then provisional estimate of the Tax Cuts and Jobs Act of 2017.

Net (loss) income and Net (loss) income per share attributable to A&F

	Thirteen Weeks Ended
	August 3, 2019		August 4, 2018
(in thousands)		% of Net Sales		% of Net Sales
Net loss attributable to A&F	$(31,142)	(3.7)%	$(3,853)	(0.5)%
Adjusted non-GAAP net (loss) income attributable to A&F (1)	$(31,142)	(3.7)%	$4,171	0.5%

Net loss per diluted share attributable to A&F	$(0.48)		$(0.06)
Adjusted non-GAAP net (loss) income per diluted share attributable to A&F (1)	$(0.48)		$0.06
Adjusted non-GAAP net (loss) income per diluted share attributable to A&F on a constant currency basis (2)	$(0.48)		$0.01

	Twenty-six Weeks Ended
	August 3, 2019		August 4, 2018
(in thousands)		% of Net Sales		% of Net Sales
Net loss attributable to A&F	$(50,297)	(3.2)%	$(46,314)	(2.9)%
Adjusted non-GAAP net loss attributable to A&F (1)	$(50,297)	(3.2)%	$(34,231)	(2.2)%

Net loss per diluted share attributable to A&F	$(0.76)		$(0.68)
Adjusted non-GAAP net loss per diluted share attributable to A&F (1)	$(0.76)		$(0.50)
Adjusted non-GAAP net loss per diluted share attributable to A&F on a constant currency basis (2)	$(0.76)		$(0.57)

(1)	Excludes items presented above under “Operating (loss) income,” and “Income tax (benefit) expense.”

(2)	Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

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

As of August 3, 2019, the borrowing base on the Amended ABL Facility was $345.1 million.

The Company uses, in the ordinary course of business, stand-by letters of credit under the existing Amended ABL Facility. As of both August 3, 2019 and February 2, 2019, the Company had not drawn on the Amended ABL Facility, but had approximately $0.4 million of outstanding stand-by letters of credit under the Amended ABL Facility.

As of August 3, 2019, the Company had availability under the Amended ABL Facility of $344.7 million. In addition, excess availability equal to the greater of 10% of the loan cap or $30 million must be maintained under the Amended ABL Facility.

As of February 2, 2019, A&F, through its subsidiary A&F Management as the borrower (with A&F and certain other subsidiaries as guarantors), also entered into a term loan agreement on August 7, 2014, which provides for a term loan facility of $300 million (the “Term Loan Facility” and, together with the Amended ABL Facility, the “Credit Facilities”).

On June 22, 2018, A&F, through its subsidiary A&F Management, entered into the Term Loan Second Amendment, which, among other things, repriced the Term Loan Facility by reducing the applicable margins for term loans by 0.25%.

The interest rate on borrowings under the Term Loan Facility was 5.77% as of August 3, 2019.

The Company’s Term Loan debt is presented in the Condensed Consolidated Balance Sheets, net of the unamortized discount and fees. Net borrowings as of August 3, 2019 and February 2, 2019 were as follows:

(in thousands)	August 3, 2019	February 2, 2019
Borrowings, gross at carrying amount	$253,250	$253,250
Unamortized discount	(676)	(845)
Unamortized fees	(1,541)	(1,966)
Borrowings, net	251,033	250,439
Less: short-term portion of borrowings, net	—	—
Long-term portion of borrowings, net	$251,033	$250,439

The material provisions of the Credit Facilities have not changed from those disclosed in Note 10, “BORROWINGS,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2018.

Operating activities

For the twenty-six weeks ended August 3, 2019, net cash used for operating activities was $36.1 million as compared to net cash provided by operating activities of $50.5 million for the twenty-six weeks ended August 4, 2018. The year-over-year change in cash flow associated with operating activities reflects changes in the timing of payments to vendors, which resulted in increased payments in the first quarter of Fiscal 2019 as compared to the prior year, and decreased incentive compensation payments in Fiscal 2019 as compared to the prior year.

Investing activities

For the twenty-six weeks ended August 3, 2019 and August 4, 2018, net cash outflows for investing activities were used primarily for purchases of property and equipment of $94.2 million and $54.1 million, respectively.

Financing activities

For the twenty-six weeks ended August 3, 2019, net cash used for financing activities primarily consisted of the repurchase of approximately 3.5 million shares of A&F’s Common Stock in the open market with a market value of approximately $57.8 million and dividend payments of $26.4 million. For the twenty-six weeks ended August 4, 2018, cash used for financing activities consisted primarily of the repurchase of approximately 1.7 million shares of A&F’s Common Stock in the open market with a market value of approximately $43.7 million and dividend payments of $27.2 million.

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

As of August 3, 2019, the Company had the authority to repurchase approximately 5.0 million shares as part of the A&F Board of Directors’ previously approved authorizations.

Income taxes

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S., without incurring additional federal income tax.

The Company has determined that the remaining balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019 are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company could incur an insignificant amount of state income taxes and foreign withholding taxes. The Company anticipates that it will accrue for both state income taxes and foreign withholding taxes with respect to earning and profits earned after February 2, 2019, in such a manner that these funds could be repatriated without incurring additional taxes.

As of August 3, 2019, $235.9 million of the Company’s $499.8 million of cash and equivalents was held by foreign affiliates. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or pay dividends to A&F’s stockholders.

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

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations consist primarily of operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs. During the twenty-six weeks ended August 3, 2019, there were no material changes in the contractual obligations as of February 2, 2019, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company describes its critical accounting policies and estimates in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” of A&F’s Annual Report on Form 10-K for Fiscal 2018. There have been no other significant changes in critical accounting policies and estimates since the end of Fiscal 2018, except as described below and in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Recent accounting pronouncements” of the Notes to Condensed Consolidated Financial Statements included in “ITEM 1. FINANCIAL STATEMENTS (UNAUDITED),” of this Quarterly Report on Form 10-Q.

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

Store assets that were tested for impairment and not impaired during the thirteen weeks ended August 3, 2019, had long-lived assets with a net book value of $129.8 million, which included $116.8 million of operating lease right-of-use assets under the new lease accounting standard as of August 3, 2019. These stores had undiscounted cash flows which were in the range of 100% to 150% of their respective net asset values.

Store assets that were impaired as of August 3, 2019 had a remaining net book value of $116.5 million, which included $113.1 million of operating lease right-of-use assets under the new lease accounting standard.

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

The Company does not expect material changes to the underlying assumptions used to measure its lease liabilities as of August 3, 2019. However, actual results could vary from estimates and could result in material gains or losses.

An increase or decrease of 10% in the Company’s weighted-average discount rate as of August 3, 2019, would impact both the Company’s total assets and total liabilities by less than 1% and would not have a material impact on the Company’s pre-tax income for Fiscal 2019.

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

Excluded items

The following financial measures are disclosed on a GAAP and on an adjusted non-GAAP basis excluding the following items, as applicable:

Financial measures (1)	Excluded items
Marketing, general and administrative expense	Certain legal charges
Asset impairment, exclusive of flagship store exit charges	Certain asset impairment charges
Operating (loss) income	Certain legal and asset impairment charges
Net (loss) income and net (loss) income per share attributable to A&F (2)	Certain legal and asset impairment charges; discrete net tax charges related to the Tax Cuts and Jobs Act of 2017; and the tax effect of pre-tax excluded items

(1)	Certain of these financial measures are also expressed as a percentage of net sales.

(2)
The Company also presents income tax benefit and the effective tax rate on both a GAAP and on an adjusted non-GAAP basis excluding the items listed under “Operating (loss) income,” as applicable, in the table above. The tax effect of excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis.

Financial information on a constant currency basis

The Company provides certain financial information on a constant currency basis to enhance investors’ understanding of underlying business trends and operating performance by removing the impact of foreign currency exchange rate fluctuations. Management also uses financial information on a constant currency basis to award employee performance-based compensation. The effect from foreign currency exchange rates, calculated on a constant currency basis, is determined by applying the current period’s foreign currency exchange rates to the prior year’s results and is net of the year-over-year impact from hedging. The per diluted share effect from foreign currency exchange rates for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018 is calculated using a 27% effective tax rate. A reconciliation of constant currency financial measures for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018 follows:

(in thousands, except change in net sales, gross profit rate, operating margin and per share data)	Thirteen Weeks Ended			Twenty-six Weeks Ended
Net sales	August 3, 2019	August 4, 2018	% Change	August 3, 2019	August 4, 2018	% Change
Total company:
GAAP	$841,078	$842,414	0%	$1,575,050	$1,573,313	0%
Impact from changes in foreign currency exchange rates	—	(9,957)	1%	—	(26,246)	2%
Net sales on a constant currency basis	$841,078	$832,457	1%	$1,575,050	$1,547,067	2%
Hollister:
GAAP	$504,758	$500,836	1%	$933,203	$924,464	1%
Impact from changes in foreign currency exchange rates	—	(6,984)	1%	—	(17,831)	2%
Net sales on a constant currency basis	$504,758	$493,852	2%	$933,203	$906,633	3%
Abercrombie:
GAAP	$336,320	$341,578	(2)%	$641,847	$648,849	(1)%
Impact from changes in foreign currency exchange rates	—	(2,973)	1%	—	(8,415)	1%
Net sales on a constant currency basis	$336,320	$338,605	(1)%	$641,847	$640,434	0%
United States:
GAAP	$543,472	$531,446	2%	$1,013,130	$980,572	3%
Impact from changes in foreign currency exchange rates	—	*	*	—	*	*
Net sales on a constant currency basis	$543,472	$531,446	2%	$1,013,130	$980,572	3%
International:
GAAP	$297,606	$310,968	(4)%	$561,920	$592,741	(5)%
Impact from changes in foreign currency exchange rates	—	(9,957)	3%	—	(26,246)	4%
Net sales on a constant currency basis	$297,606	$301,011	(1)%	$561,920	$566,495	(1)%

Gross profit (2)	August 3, 2019	August 4, 2018	BPS Change (1)	August 3, 2019	August 4, 2018	BPS Change (1)
GAAP	$498,633	$506,895	(90)	$942,723	$949,240	(40)
Impact from changes in foreign currency exchange rates	—	(8,025)	30	—	(16,470)	—
Gross profit on a constant currency basis	$498,633	$498,870	(60)	$942,723	$932,770	(40)

Operating (loss) income	August 3, 2019	August 4, 2018	BPS Change (1)	August 3, 2019	August 4, 2018	BPS Change (1)
GAAP	$(39,484)	$223	(470)	$(66,742)	$(41,980)	(150)
Excluded items (3)	—	(8,671)	110	—	(14,271)	90
Adjusted non-GAAP	$(39,484)	$8,894	(580)	$(66,742)	$(27,709)	(240)
Impact from changes in foreign currency exchange rates	—	(4,307)	50	—	(6,629)	40
Adjusted non-GAAP on a constant currency basis	$(39,484)	$4,587	(530)	$(66,742)	$(34,338)	(200)

Net (loss) income per diluted share attributable to Abercrombie & Fitch Co.	August 3, 2019	August 4, 2018	$ Change	August 3, 2019	August 4, 2018	$ Change
GAAP	$(0.48)	$(0.06)	$(0.42)	$(0.76)	$(0.68)	$(0.08)
Excluded items, net of tax (3)	—	(0.12)	0.12	—	(0.18)	0.18
Adjusted non-GAAP	$(0.48)	$0.06	$(0.54)	$(0.76)	$(0.50)	$(0.26)
Impact from changes in foreign currency exchange rates	—	(0.05)	0.05	—	(0.07)	0.07
Adjusted non-GAAP on a constant currency basis	$(0.48)	$0.01	$(0.49)	$(0.76)	$(0.57)	$(0.19)

*	Not applicable.

(1)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

(2)	Gross profit is derived from cost of sales, exclusive of depreciation and amortization.

(3)	Refer to “RESULTS OF OPERATIONS” for details on excluded items.

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

The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million and $1.6 million for the thirteen and twenty-six weeks ended August 3, 2019, respectively, and realized gains of $0.8 million and $1.5 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively, which are recorded in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Rabbi Trust assets are included in other assets on the Condensed Consolidated Balance Sheets as of August 3, 2019 and February 2, 2019, and are restricted in their use as noted above.

Interest rate risks

As of August 3, 2019, the Company has approximately $253.3 million in gross borrowings outstanding under its Term Loan Facility and no borrowings outstanding under its Amended ABL Facility. The Credit Facilities carry interest rates that are tied to LIBO rate, or an alternate base rate, plus a margin. The interest rate on the Term Loan Facility has a 100 basis point LIBO rate floor, and assuming no changes in the Company’s financial structure as it stands, an increase in the interest rate on borrowings under the Term Loan Facility as of August 3, 2019 of 100 basis points would increase Fiscal 2019 annual interest expense by approximately $2.6 million. This hypothetical analysis for Fiscal 2019 may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under the Company’s Credit Facilities. The expected transition from the widespread use of LIBO rate to alternative rates over the next several years is not expected to have a material impact on interest expense on borrowings outstanding under the Company’s Credit Facilities.

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

The fair value of outstanding foreign currency exchange forward contracts included in other current assets was $5.5 million as of August 3, 2019 and was $2.2 million as of February 2, 2019. The fair value of outstanding foreign currency exchange forward contracts included in accrued expenses was $0.3 million as of each of August 3, 2019 and February 2, 2019. Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. Such a hypothetical devaluation would decrease derivative contract fair values by approximately $17.9 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair value would be largely offset by the net change in fair values of the underlying hedged items.

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended August 3, 2019. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of August 3, 2019, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in internal control over financial reporting

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended August 3, 2019 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. The Company’s legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes estimated liabilities for the outcome of litigation where losses are deemed probable and the amount of loss, or range of loss, is reasonably estimable. The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates. The Company’s accrued charges for certain legal contingencies are classified within accrued expenses on the Condensed Consolidated Balance Sheets included in “ITEM 1. FINANCIAL STATEMENTS (UNAUDITED),” of this Quarterly Report on Form 10-Q. In addition, the Company has not established accruals for certain claims and legal proceedings pending against the Company where it is not possible to reasonably estimate the outcome or potential liability, and cannot estimate a range of reasonably possible losses for these legal matters.

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

The Company’s risk factors as of August 3, 2019 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the second quarter of Fiscal 2019 that were not registered under the Securities Act of 1933, as amended.

The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen weeks ended August 3, 2019:

Period (Fiscal Month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (3)
May 5, 2019 through June 1, 2019	2,874	$25.64	—	3,571,938
June 2, 2019 through July 6, 2019	3,444,815	$16.26	3,440,417	5,131,521
July 7, 2019 through August 3, 2019	104,834	$17.91	104,414	5,027,107
Total	3,552,523	$16.32	3,544,831	5,027,107

(1)	7,692 shares of A&F’s Common Stock purchased during the thirteen weeks ended August 3, 2019 represented shares withheld for tax payments due upon the vesting of employee restricted stock units.

(2)
3,544,831 shares of A&F’s Common Stock were repurchased during the thirteen weeks ended August 3, 2019 pursuant to A&F’s publicly announced stock repurchase authorizations. On August 14, 2012, A&F’s Board of Directors authorized the repurchase of 10.0 million shares of A&F’s Common Stock, which was announced on August 15, 2012. On June 12, 2019, A&F’s Board of Directors authorized the repurchase of an additional 5.0 million shares of A&F’s Common Stock, which was announced on June 12, 2019.

(3)
The number shown represents, as of the end of each period, the maximum number of shares of A&F’s Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorizations described in footnote 2 above. The shares may be purchased, from time to time, depending on business and market conditions.

ITEM 6.     EXHIBITS

Exhibit No.	Document
3.1
Amended and Restated Certificate of Incorporation of Abercrombie & Fitch Co., reflecting amendments through the date of this Quarterly Report on Form 10-Q, incorporated herein by reference to Exhibit 3.2 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011 (File No. 001-12107). [This document represents the Amended and Restated Certificate of Incorporation of Abercrombie & Fitch Co. in compiled form incorporating all amendments. This compiled document has not been filed with the Delaware Secretary of State.]

3.2
Amended and Restated Bylaws of Abercrombie & Fitch Co. reflecting amendments through the date of this Quarterly Report on Form 10-Q, incorporated herein by reference to Exhibit 3.10 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (File No. 001-12107). [This document represents the Amended and Restated Bylaws of Abercrombie & Fitch Co. in compiled form incorporating all amendments.]

10.1
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates (as amended effective June 12, 2019), incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed on June 13, 2019 (File No. 001-12107).

10.2
Separation Agreement between Abercrombie & Fitch Management Co. and Joanne Crevoiserat, executed on June 12, 2019 by Abercrombie & Fitch Management Co. and by Joanne Crevoiserat, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed on June 18, 2019 (File No. 001-12107).

10.3	Executive Agreement entered into between Abercrombie & Fitch Management Co. and John Gabrielli, effective as of May 10, 2017, the date of execution by Abercrombie & Fitch Management Co.*
31.1
Certifications by Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certifications by Senior Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certifications by Chief Executive Officer (who serves as Principal Executive Officer) and Senior Vice President and Chief Financial Officer (who serves as Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABERCROMBIE & FITCH CO.
Date: September 11, 2019	By	/s/ Scott Lipesky
Scott Lipesky
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)