Form 10-Q
period 2019-11-02
ABERCROMBIE & FITCH CO /DE/
filed 2019-12-11
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2019
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Shares outstanding as of December 6, 2019
$.01 Par Value	62,748,098

ABERCROMBIE & FITCH CO.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$863,472	$861,194	$2,438,522	$2,434,507
Cost of sales, exclusive of depreciation and amortization	344,541	333,375	976,868	957,448
Gross profit	518,931	527,819	1,461,654	1,477,059
Stores and distribution expense	377,697	371,859	1,110,656	1,103,758
Marketing, general and administrative expense	114,075	117,181	341,716	365,961
Flagship store exit charges	285	—	47,023	3,808
Asset impairment, exclusive of flagship store exit charges	12,610	656	14,987	10,383
Other operating income, net	(215)	(1,557)	(465)	(4,551)
Operating income (loss)	14,479	39,680	(52,263)	(2,300)
Interest expense, net	2,922	2,857	4,908	8,898
Income (loss) before income taxes	11,557	36,823	(57,171)	(11,198)
Income tax expense (benefit)	3,987	12,047	(16,931)	8,358
Net income (loss)	7,570	24,776	(40,240)	(19,556)
Less: Net income attributable to noncontrolling interests	1,047	857	3,534	2,839
Net income (loss) attributable to A&F	$6,523	$23,919	$(43,774)	$(22,395)

Net income (loss) per share attributable to A&F
Basic	$0.10	$0.36	$(0.67)	$(0.33)
Diluted	$0.10	$0.35	$(0.67)	$(0.33)

Weighted-average shares outstanding
Basic	63,099	66,818	64,932	67,775
Diluted	63,911	68,308	64,932	67,775

Other comprehensive loss
Foreign currency translation, net of tax	$1,355	$(3,095)	$(5,219)	$(22,640)
Derivative financial instruments, net of tax	(3,654)	(681)	(574)	19,026
Other comprehensive loss	(2,299)	(3,776)	(5,793)	(3,614)
Comprehensive income (loss)	5,271	21,000	(46,033)	(23,170)
Less: Comprehensive income attributable to noncontrolling interests	1,047	857	3,534	2,839
Comprehensive income (loss) attributable to A&F	$4,224	$20,143	$(49,567)	$(26,009)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands, except par value amounts)
(Unaudited)

	November 2, 2019	February 2, 2019
Assets
Current assets:
Cash and equivalents	$410,775	$723,135
Receivables	92,736	73,112
Inventories	590,883	437,879
Other current assets	86,275	101,824
Total current assets	1,180,669	1,335,950
Property and equipment, net	665,862	694,855
Operating lease right-of-use assets	1,223,512	—
Other assets	415,962	354,788
Total assets	$3,486,005	$2,385,593
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$269,578	$226,878
Accrued expenses	269,334	293,579
Short-term portion of operating lease liabilities	284,694	—
Income taxes payable	13,728	18,902
Short-term portion of deferred lease credits	—	19,558
Total current liabilities	837,334	558,917
Long-term liabilities:
Long-term portion of operating lease liabilities	1,234,502	—
Long-term portion of borrowings, net	241,343	250,439
Long-term portion of deferred lease credits	—	76,134
Leasehold financing obligations	—	46,337
Other liabilities	178,460	235,145
Total long-term liabilities	1,654,305	608,055
Stockholders’ equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	399,981	405,379
Retained earnings	2,244,150	2,418,544
Accumulated other comprehensive loss, net of tax	(108,245)	(102,452)
Treasury stock, at average cost: 40,543 and 37,073 shares as of November 2, 2019 and February 2, 2019, respectively	(1,553,407)	(1,513,604)
Total Abercrombie & Fitch Co. stockholders’ equity	983,512	1,208,900
Noncontrolling interests	10,854	9,721
Total stockholders’ equity	994,366	1,218,621
Total liabilities and stockholders’ equity	$3,486,005	$2,385,593

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended November 2, 2019
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Beginning balance at August 3, 2019	63,146	$1,033	$394,694	$11,318	$2,251,032	$(105,946)	40,154	$(1,548,836)	$1,003,295
Net income	—	—	—	1,047	6,523	—	—	—	7,570
Purchase of common stock	(412)	—	—	—	—	—	412	(5,730)	(5,730)
Dividends ($0.20 per share)	—	—	—	—	(12,574)	—	—	—	(12,574)
Share-based compensation issuances and exercises	23	—	(509)	—	(831)	—	(23)	1,159	(181)
Share-based compensation expense	—	—	5,796	—	—	—	—	—	5,796
Derivative financial instruments, net of tax	—	—	—	—	—	(3,654)	—	—	(3,654)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	1,355	—	—	1,355
Distributions to noncontrolling interests, net	—	—	—	(1,511)	—	—	—	—	(1,511)
Ending balance at November 2, 2019	62,757	$1,033	$399,981	$10,854	$2,244,150	$(108,245)	40,543	$(1,553,407)	$994,366

	Thirteen Weeks Ended November 3, 2018
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Beginning balance at August 4, 2018	66,975	$1,033	$401,483	$10,074	$2,337,100	$(94,892)	36,325	$(1,507,414)	$1,147,384
Net income	—	—	—	857	23,919	—	—	—	24,776
Purchase of common stock	(1,184)	—	—	—	—	—	1,184	(25,000)	(25,000)
Dividends ($0.20 per share)	—	—	—	—	(13,354)	—	—	—	(13,354)
Share-based compensation issuances and exercises	52	—	(1,271)	—	(1,955)	—	(52)	2,640	(586)
Share-based compensation expense	—	—	5,957	—	—	—	—	—	5,957
Derivative financial instruments, net of tax	—	—	—	—	—	(681)	—	—	(681)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(3,095)	—	—	(3,095)
Distributions to noncontrolling interests, net	—	—	—	(1,111)	—	—	—	—	(1,111)
Ending balance at November 3, 2018	65,843	$1,033	$406,169	$9,820	$2,345,710	$(98,668)	37,457	$(1,529,774)	$1,134,290

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Thousands, except per share amounts)
(Unaudited)

	Thirty-nine Weeks Ended November 2, 2019
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Beginning balance at February 2, 2019	66,227	$1,033	$405,379	$9,721	$2,418,544	$(102,452)	37,073	$(1,513,604)	$1,218,621
Impact from adoption of the new lease accounting standard (Refer to Note 2, “Summary of Significant Accounting Policies”)	—	—	—	—	(75,165)	—	—	—	(75,165)
Net loss	—	—	—	3,534	(43,774)	—	—	—	(40,240)
Purchase of common stock	(3,957)	—	—	—	—	—	3,957	(63,542)	(63,542)
Dividends ($0.60 per share)	—	—	—	—	(38,959)	—	—	—	(38,959)
Share-based compensation issuances and exercises	487	—	(13,862)	—	(16,496)	—	(487)	23,739	(6,619)
Share-based compensation expense	—	—	8,464	—	—	—	—	—	8,464
Derivative financial instruments, net of tax	—	—	—	—	—	(574)	—	—	(574)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(5,219)	—	—	(5,219)
Distributions to noncontrolling interests, net	—	—	—	(2,401)	—	—	—	—	(2,401)
Ending balance at November 2, 2019	62,757	$1,033	$399,981	$10,854	$2,244,150	$(108,245)	40,543	$(1,553,407)	$994,366

	Thirty-nine Weeks Ended November 3, 2018
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	Accumulated other comprehensive loss	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Beginning balance at February 3, 2018	68,195	$1,033	$406,351	$10,092	$2,420,552	$(95,054)	35,105	$(1,490,503)	$1,252,471
Impact from adoption of the new revenue recognition accounting standard	—	—	—	—	6,944	—	—	—	6,944
Net loss	—	—	—	2,839	(22,395)	—	—	—	(19,556)
Purchase of common stock	(2,931)	—	—	—	—	—	2,931	(68,670)	(68,670)
Dividends ($0.60 per share)	—	—	—	—	(40,550)	—	—	—	(40,550)
Share-based compensation issuances and exercises	579	—	(17,078)	—	(18,841)	—	(579)	29,399	(6,520)
Share-based compensation expense	—	—	16,896	—	—	—	—	—	16,896
Derivative financial instruments, net of tax	—	—	—	—	—	19,026	—	—	19,026
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(22,640)	—	—	(22,640)
Distributions to noncontrolling interests, net	—	—	—	(3,111)	—	—	—	—	(3,111)
Ending balance at November 3, 2018	65,843	$1,033	$406,169	$9,820	$2,345,710	$(98,668)	37,457	$(1,529,774)	$1,134,290

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018
Operating activities
Net loss	$(40,240)	$(19,556)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	124,910	136,263
Amortization of deferred lease credits prior to adoption of new lease accounting standard	—	(16,129)
Asset impairment	18,216	10,383
Loss on disposal	5,326	3,191
Benefit from deferred income taxes	(20,631)	(1,509)
Share-based compensation	8,464	16,896
Changes in assets and liabilities:
Inventories	(154,791)	(159,421)
Accounts payable and accrued expenses	34,752	105,452
Operating lease right-of-use assets and liabilities	42,990	—
Income taxes	(2,264)	(3,171)
Other assets	(47,138)	6,274
Other liabilities	(3,433)	(1,428)
Net cash (used for) provided by operating activities	(33,839)	77,245
Investing activities
Purchases of property and equipment	(154,373)	(98,768)
Net cash used for investing activities	(154,373)	(98,768)
Financing activities
Purchases of common stock	(63,542)	(68,670)
Dividends paid	(38,959)	(40,550)
Repayment of term loan facility borrowings	(10,000)	—
Other financing activities	(10,407)	(8,761)
Net cash used for financing activities	(122,908)	(117,981)
Effect of foreign currency exchange rates on cash	(2,686)	(16,068)
Net decrease in cash and equivalents, and restricted cash and equivalents	(313,806)	(155,572)
Cash and equivalents, and restricted cash and equivalents, beginning of period	745,829	697,955
Cash and equivalents, and restricted cash and equivalents, end of period	$432,023	$542,383
Supplemental information related to non-cash activities
Purchases of property and equipment not yet paid at end of period	$36,951	$22,091
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$293,281	$—
Supplemental information related to cash activities
Cash paid for interest	$12,022	$10,428
Cash paid for income taxes	$18,697	$17,712
Cash received from income tax refunds	$8,570	$7,477
Cash paid for operating lease liabilities	$311,275	$—

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

ABERCROMBIE & FITCH CO.
INDEX FOR NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ABERCROMBIE & FITCH CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. NATURE OF BUSINESS

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as the “Company”, or “we”) is a global multi-brand omnichannel specialty retailer, whose products are sold primarily through its Company-owned store and digital channels, as well as through various third-party wholesale, franchise and licensing arrangements. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids under the Hollister, Abercrombie & Fitch and abercrombie kids brands. The brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style. The Company has operations in North America, Europe and Asia, among other regions.

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

Fiscal year

The Company’s fiscal year ends on the Saturday closest to January 31. This typically results in a fifty-two week year, but occasionally gives rise to an additional week, resulting in a fifty-three week year. Fiscal years are designated in the consolidated financial statements and notes, as well as the remainder of this Quarterly Report on Form 10-Q, by the calendar year in which the fiscal year commenced. All references herein to the Company’s fiscal years are as follows:

Fiscal year	Fiscal year ended	Number of weeks
Fiscal 2018	February 2, 2019	52
Fiscal 2019	February 1, 2020	52

Interim financial statements

The Condensed Consolidated Financial Statements as of November 2, 2019, and for the thirteen and thirty-nine week periods ended November 2, 2019 and November 3, 2018, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2018 filed with the SEC on April 1, 2019. The February 2, 2019 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2019.

Certain prior year amounts have been reclassified for consistency with the current year presentation of flagship store exit charges on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

In conjunction with the adoption of this standard, the Company elected:
- the package of practical expedients which, among other things, allowed the Company to carry forward historical lease classification for leases existing before the date of adoption; and
- to combine lease and nonlease components for all current classes of underlying leased assets.

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

The adoption of this standard did not have a significant impact on the Company’s Condensed Consolidated Financial Statements for the thirteen and thirty-nine weeks ended November 2, 2019, and is not expected to have a significant impact on the Company’s consolidated financial statements for Fiscal 2019.

Intangibles — Goodwill and Other —Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract
(ASU 2018-15)

Date of adoption: February 3, 2019

This update amends ASC 350, Intangibles — Goodwill and Other —Internal-Use Software. The new standard allows companies to defer certain direct costs related to software as a service (“SaaS”) implementation costs and amortize them to operating expense over the term of the related SaaS arrangement. The criteria for determining whether costs associated with SaaS can be capitalized are now the same criteria applied to internal software development costs in order to assess eligibility for deferral.

The Company early adopted this standard on a prospective basis and comparative periods have not been restated.

The Company expects to capitalize up to $5.0 million of SaaS implementation costs in Fiscal 2019, of which $3.0 million has been capitalized in the thirty-nine weeks ended November 2, 2019.

Amortization expense related to capitalized SaaS implementation costs was $0.5 million and $0.7 million for the thirteen and thirty-nine weeks ended November 2, 2019, respectively.

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

The Company’s significant accounting policies as of November 2, 2019 have not changed materially from those disclosed in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2018, with the exception of those discussed below which have been updated to reflect new accounting standards adopted in Fiscal 2019.

Leases

The Company determines if an arrangement is a lease at inception. On the lease commencement date, the Company recognizes an asset for the right to use a leased asset and a liability based on the present value of remaining lease payments over the lease term.

As the rates implicit in the Company's leases are not readily determinable, the Company uses its incremental borrowing rate based on the transactional currency of the lease and the lease term for the initial measurement of the lease right-of-use asset and liability. For leases existing before the adoption of the new lease accounting standard, the Company used its incremental borrowing rate as of the date of adoption, determined using the remaining lease term as of the date of adoption. For leases commencing on or after the adoption of the new lease accounting standard, the incremental borrowing rate is determined using the remaining lease term as of the lease commencement date.

The Company has elected to combine lease and nonlease components for all current classes of underlying leased assets.

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

Amortization and interest expense related to lease right-of-use assets and liabilities are generally calculated on a straight-line basis over the lease term. Amortization and interest expense related to previously impaired lease right-of-use assets are calculated on a front-loaded pattern. Depending on the nature of the lease, amortization and interest expense is recorded within stores and distribution expense, marketing, general and administrative expense, or flagship store exit charges on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Refer to Note 11, “DERIVATIVE INSTRUMENTS.”

Condensed Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

(in thousands)	Location	November 2, 2019	February 2, 2019	November 3, 2018	February 3, 2018
Cash and equivalents	Cash and equivalents	$410,775	$723,135	$520,523	$675,558
Long-term restricted cash and equivalents	Other assets	18,698	22,694	21,860	22,397
Short-term restricted cash and equivalents	Other current assets	$2,550	$—	$—	$—
Cash and equivalents and restricted cash and equivalents		$432,023	$745,829	$542,383	$697,955

3. REVENUE RECOGNITION

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of November 2, 2019, February 2, 2019, November 3, 2018 and February 3, 2018:

(in thousands)	November 2, 2019	February 2, 2019	November 3, 2018	February 3, 2018
Unearned revenue liabilities related to the Company’s gift card program	$19,855	$26,062	$17,351	$28,939
Unearned revenue liabilities related to the Company’s loyalty programs	$21,396	$19,904	$24,287	$15,965

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Recognized revenue associated with gift card redemptions and gift card breakage	$12,653	$11,163	$40,729	$37,001
Recognized revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	$9,249	$8,725	$23,795	$24,150

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

4. NET INCOME (LOSS) PER SHARE

Net income (loss) per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of Class A Common Stock (“Common Stock”). Additional information pertaining to net income (loss) per share attributable to A&F is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Weighted-average treasury shares	(40,201)	(36,482)	(38,368)	(35,525)
Weighted-average — basic shares	63,099	66,818	64,932	67,775
Dilutive effect of share-based compensation awards	812	1,490	—	—
Weighted-average — diluted shares	63,911	68,308	64,932	67,775
Anti-dilutive shares (1)	2,912	1,925	1,572	3,827

(1)
Reflects the total number of shares related to outstanding share-based compensation awards that have been excluded from the computation of net income (loss) per diluted share because the impact would have been anti-dilutive. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can achieve up to 200% of their target vesting amount and are reflected at the maximum vesting amount less any dilutive portion.

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities that are measured at fair value on a recurring basis, were as follows:

	Assets and Liabilities at Fair Value as of November 2, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$222	$25,920	$—	$26,142
Derivative instruments (2)	—	2,478	—	2,478
Rabbi Trust assets (3)	1	108,271	—	108,272
Restricted cash equivalents (4)	9,812	5,511	—	15,323
Total assets	$10,035	$142,180	$—	$152,215

Liabilities:
Derivative instruments (2)	$—	$1,767	$—	$1,767
Total liabilities	$—	$1,767	$—	$1,767

	Assets and Liabilities at Fair Value as of February 2, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$55,558	$34,440	$—	$89,998
Derivative instruments (2)	—	2,162	—	2,162
Rabbi Trust assets (3)	5	105,877	—	105,882
Restricted cash equivalents (4)	10,910	4,588	—	15,498
Total assets	$66,473	$147,067	$—	$213,540

Liabilities:
Derivative instruments (2)	$—	$332	$—	$332
Total liabilities	$—	$332	$—	$332

(1)	Level 1 assets consist of investments in money market funds. Level 2 assets consist of time deposits.

(2)	Level 2 assets and liabilities consist primarily of foreign currency exchange forward contracts.

(3)	Level 1 assets consist of investments in money market funds. Level 2 assets consist of trust-owned life insurance policies.

(4)	Level 1 assets consist of investments in U.S. treasury bills and money market funds. Level 2 assets consist of time deposits.

The Company’s Level 2 assets and liabilities consist of:

•	Time deposits, which are valued at cost approximating fair value due to the short-term nature of these investments;

•	Trust-owned life insurance policies, which are valued using the cash surrender value of the life insurance policies; and

•	Derivative instruments, primarily foreign currency exchange forward contracts, which are valued using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

Fair value of borrowings

The Company’s borrowings under the Company’s credit facilities are carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. The carrying amount and fair value of gross borrowings under the Company’s term loan credit facility were as follows:

(in thousands)	November 2, 2019	February 2, 2019
Gross borrowings outstanding, carrying amount	$243,250	$253,250
Gross borrowings outstanding, fair value	$243,706	$252,933

No borrowings were outstanding under the Company’s senior secured revolving credit facility as of November 2, 2019 or February 2, 2019.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	November 2, 2019	February 2, 2019
Property and equipment, at cost	$2,773,862	$2,829,250
Less: Accumulated depreciation and amortization	(2,108,000)	(2,134,395)
Property and equipment, net	$665,862	$694,855

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

Refer to Note 8, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018.

7. LEASES

The Company has leases related to its Company-operated retail stores as well as for certain of its distribution centers, office space, information technology and equipment.

The following table provides a summary of the Company’s operating lease costs for the thirteen and thirty-nine weeks ended November 2, 2019:

(in thousands)	Thirteen Weeks Ended	Thirty-nine Weeks Ended
Single lease cost (1)	$104,726	$318,270
Variable lease cost (2)	25,990	129,073
Operating lease right-of-use asset impairment (3)	9,047	12,636
Total operating lease cost	$139,763	$459,979

(1)
Includes amortization and interest expense associated with operating lease right-of-use assets and liabilities. Includes $23.3 million of charges included in flagship store exit charges on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended November 2, 2019. Refer to Note 14, “FLAGSHIP STORE EXIT CHARGES.”

(2)
Includes variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs. Includes $20.2 million of charges included in flagship store exit charges on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended November 2, 2019. Refer to Note 14, “FLAGSHIP STORE EXIT CHARGES.”

(3)
Includes $3.2 million of asset charges included in flagship store exit charges on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended November 2, 2019. Refer to Note 14, “FLAGSHIP STORE EXIT CHARGES.”

The following table provides the weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rates used to calculate the Company’s operating lease liabilities as of November 2, 2019:

November 2, 2019
Weighted-average remaining lease term (years)	6.1
Weighted-average discount rate	5.5%

The following table provides a maturity analysis of the Company’s operating lease liabilities, based on undiscounted cash flows, as of November 2, 2019:

(in thousands)
Fiscal 2019 (excluding the thirty-nine weeks ended November 2, 2019)	$76,951
Fiscal 2020	371,357
Fiscal 2021	311,061
Fiscal 2022	262,530
Fiscal 2023	219,723
Fiscal 2024 and thereafter	560,067
Total undiscounted operating lease payments	$1,801,689
Less: Imputed interest	(282,493)
Present value of operating lease liabilities	$1,519,196

As of November 2, 2019, the Company had minimum commitments related to additional operating lease contracts that have not yet commenced, primarily for its Company-operated retail stores, of approximately $22.5 million.

As reported under the previous accounting standard, the following table provides a summary of operating lease commitments, including leasehold financing obligations, under noncancelable leases as of February 2, 2019:

(in thousands)
Fiscal 2019	$367,622
Fiscal 2020	304,270
Fiscal 2021	205,542
Fiscal 2022	159,617
Fiscal 2023	128,626
Fiscal 2024 and thereafter	310,003
Total	$1,475,680

8. ASSET IMPAIRMENT

The following table provides additional details related to long-lived asset impairment charges for thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Operating lease right-of-use asset impairment (1)	$9,047	$—	$12,636	$—
Property and equipment asset impairment	3,563	656	5,580	10,383
Total asset impairment	$12,610	$656	$18,216	$10,383

(1)
Includes $3.2 million of operating lease right-of-use asset impairment included in flagship store exit charges on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirty-nine weeks ended November 2, 2019. Refer to Note 14, “FLAGSHIP STORE EXIT CHARGES.”

Long-lived asset impairment charges for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018 primarily related to the Company’s flagship store assets whose carrying value exceeded fair value.

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

Tax Cuts and Jobs Act of 2017

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. The Act made broad and significantly complex changes to the U.S. corporate income tax system by, among other things: reducing the U.S. federal corporate income tax rate from 35% to 21%; transitioning U.S. international taxation to a modified territorial tax system; and imposing a mandatory one-time deemed repatriation tax, payable over eight years, on accumulated undistributed foreign subsidiary earnings and profits as of December 31, 2017. Given the significant changes resulting from and complexities associated with the Act, the estimated financial impacts related to the enactment of the Act were provisional as of November 3, 2018. Provisional amounts were finalized after the Company’s Fiscal 2017 U.S. corporate income tax return was filed in the fourth quarter of Fiscal 2018, no later than one year from the enactment of the Act.

Primarily due to regulatory guidance issued by the Internal Revenue Service in Fiscal 2018, the Company recognized measurement period charges of $0.4 million and $2.4 million during the thirteen and thirty-nine weeks ended November 3, 2018.

Swiss Tax Reform

In May 2019, Switzerland voted to approve the Federal Act on Tax Reform and AHV Financing (“Swiss Tax Reform”), effective at the federal level beginning January 2020, which will result in the abolishment of preferential tax regimes by the cantons. In addition to the abolishment of the preferential tax regimes, the cantons will need to implement new, mandatory tax provisions in their cantonal tax law which are subject to a referendum process as a result of Swiss Tax Reform. As a result of changes in Swiss tax law and actions taken by the Company, both of which occurred during the third quarter of Fiscal 2019, the Company increased its deferred income tax assets and liabilities, which are recorded on the Condensed Balance Sheet within other assets and other liabilities, respectively, by $38.0 million during the third quarter of Fiscal 2019. Swiss Tax Reform did not have an impact to the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) or the Company’s cash flows during the period.

Share-based compensation

Refer to Note 10, “SHARE-BASED COMPENSATION,” for details on discrete income tax benefits and charges related to share-based compensation awards during the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018.

10. SHARE-BASED COMPENSATION

Financial statement impact

The following table details share-based compensation expense and the related income tax benefit for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Share-based compensation expense	$5,796	$5,957	$8,464	$16,896
Income tax benefit associated with share-based compensation expense recognized during the period	$1,211	$1,252	$1,566	$3,426

The following table details discrete income tax benefits and charges related to share-based compensation awards during the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Income tax discrete benefits realized for tax deductions related to the issuance of shares during the period	$6	$106	$1,175	$1,131
Income tax discrete charges realized upon cancellation of stock appreciation rights during the period	(447)	(1,942)	(611)	(10,883)
Total income tax discrete benefits (charges) related to share-based compensation awards	$(441)	$(1,836)	$564	$(9,752)

The following table details the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Employee tax withheld upon issuance of shares (1)	$181	$586	$6,619	$6,520

(1)	Classified within other financing activities on the Condensed Consolidated Statements of Cash Flows.

Restricted stock units

The following table summarizes activity for restricted stock units for the thirty-nine weeks ended November 2, 2019:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares (1)	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at February 2, 2019	2,020,030	$16.76	801,527	$13.65	435,970	$21.24
Granted	731,886	22.10	234,984	22.89	115,238	36.24
Adjustments for performance achievement	—	—	(90,616)	24.06	(72,497)	28.20
Vested	(736,858)	17.76	—	—	(18,125)	28.20
Forfeited	(288,194)	16.62	(198,022)	13.08	(38,802)	29.90
Unvested at November 2, 2019	1,726,864	$18.62	747,873	$15.41	421,784	$23.05

(1)
Includes 259,016 unvested restricted stock units as of November 2, 2019, subject to vesting requirements related to the achievement of certain performance metrics, such as operating income and net income, for the fiscal year immediately preceding the vesting date. Holders of these restricted stock units have the opportunity to earn back one or more installments of the award if the cumulative performance requirements are met in a subsequent year.

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

The following table details unrecognized compensation cost and the remaining weighted-average period these costs are expected to be recognized for restricted stock units as of November 2, 2019:

(in thousands)	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost	23,655	2,684	4,667
Remaining weighted-average period cost is expected to be recognized (years)	1.3	1.1	1.0

Additional information pertaining to restricted stock units for the thirty-nine weeks ended November 2, 2019 and November 3, 2018 follows:

(in thousands)	November 2, 2019	November 3, 2018
Service-based restricted stock units:
Total grant date fair value of awards granted	$16,175	$16,652
Total grant date fair value of awards vested	$13,087	$15,873

Performance-based restricted stock units:
Total grant date fair value of awards granted	$5,379	$4,310
Total grant date fair value of awards vested	$—	$—

Market-based restricted stock units:
Total grant date fair value of awards granted	$4,176	$4,784
Total grant date fair value of awards vested	$511	$137

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the thirty-nine weeks ended November 2, 2019 and November 3, 2018 were as follows:

	November 2, 2019	November 3, 2018
Grant date market price	$25.34	$23.59
Fair value	$36.24	$33.69
Assumptions:
Price volatility	57%	54%
Expected term (years)	2.9	2.9
Risk-free interest rate	2.2%	2.4%
Dividend yield	3.2%	3.4%
Average volatility of peer companies	40.0%	37.4%
Average correlation coefficient of peer companies	0.2407	0.2709

Stock appreciation rights

The following table summarizes stock appreciation rights activity for the thirty-nine weeks ended November 2, 2019:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (years)
Outstanding at February 2, 2019	1,041,867	$37.81
Granted	—	—
Exercised	(43,463)	22.41
Forfeited or expired	(201,679)	32.27
Outstanding at November 2, 2019	796,725	$40.06	$—	2.6
Stock appreciation rights exercisable at November 2, 2019	796,100	$40.08	$—	2.6
Stock appreciation rights expected to become exercisable in the future as of November 2, 2019	607	$22.55	$—	6.2

Additional information pertaining to stock appreciation rights for the thirty-nine weeks ended November 2, 2019 and November 3, 2018 follows:

(in thousands)	November 2, 2019	November 3, 2018
Total grant date fair value of awards exercised	$620	$1,279

11. DERIVATIVE INSTRUMENTS

As of November 2, 2019, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory sales, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount (1)
Euro	$183,360
British pound	$86,097
Canadian dollar	$29,673
Japanese yen	$17,336

(1)	Amounts reported are the U.S. Dollar notional amounts outstanding as of November 2, 2019.

As of November 2, 2019, foreign currency exchange forward contracts that were entered into to hedge foreign-currency-denominated net monetary assets and liabilities were as follows:

(in thousands)	Notional Amount (1)
Chinese yuan	$21,230
Euro	$17,347
British pound	$3,884

(1)	Amount reported is the U.S. Dollar notional amount outstanding as of November 2, 2019.

The location and amounts of derivative fair values of foreign currency exchange forward contracts on the Condensed Consolidated Balance Sheets as of November 2, 2019 and February 2, 2019 were as follows:

(in thousands)	Location	November 2, 2019	February 2, 2019	Location	November 2, 2019	February 2, 2019
Derivatives designated as cash flow hedging instruments	Other current assets	$2,476	$2,162	Accrued expenses	$1,613	$15
Derivatives not designated as hedging instruments	Other current assets	2	—	Accrued expenses	154	317
Total		$2,478	$2,162		$1,767	$332

Refer to Note 5, “FAIR VALUE,” for further discussion of the determination of the fair value of derivative instruments.
Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018 follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
(Loss) gain recognized in AOCL (1)	$(1,136)	$2,051	$5,918	$18,716
Gain (loss) reclassified from AOCL into cost of sales, exclusive of depreciation and amortization (2)	$2,541	$2,814	$6,845	$(2,408)

(1)	Amount represents the change in fair value of derivative contracts.

(2)
Amount represents gain (loss) reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the hedged item affects earnings, which is when merchandise is converted to cost of sales, exclusive of depreciation and amortization.

Substantially all of the unrealized gains or losses related to foreign currency exchange forward contracts designated as cash flow hedging instruments as of November 2, 2019 will be recognized in cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the next twelve months.

Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018 follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
(Loss) gain recognized in other operating income, net	$(1,023)	$(1,912)	$157	$2,684

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive loss for the thirteen and thirty-nine weeks ended November 2, 2019 was as follows:

	Thirteen Weeks Ended November 2, 2019
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at August 3, 2019	$(111,461)	$5,515	$(105,946)
Other comprehensive income (loss) before reclassifications	1,355	(1,136)	219
Reclassified gain from accumulated other comprehensive loss (1)	—	(2,541)	(2,541)
Tax effect	—	23	23
Other comprehensive income (loss) after reclassifications	1,355	(3,654)	(2,299)
Ending balance at November 2, 2019	$(110,106)	$1,861	$(108,245)

	Thirty-nine Weeks Ended November 2, 2019
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 2, 2019	$(104,887)	$2,435	$(102,452)
Other comprehensive (loss) income before reclassifications	(5,219)	5,918	699
Reclassified gain from accumulated other comprehensive loss (1)	—	(6,845)	(6,845)
Tax effect	—	353	353
Other comprehensive loss after reclassifications	(5,219)	(574)	(5,793)
Ending balance at November 2, 2019	$(110,106)	$1,861	$(108,245)

(1)
Amount represents gain reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The activity in accumulated other comprehensive loss for the thirteen and thirty-nine weeks ended November 3, 2018 was as follows:

	Thirteen Weeks Ended November 3, 2018
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at August 4, 2018	$(104,492)	$9,600	$(94,892)
Other comprehensive (loss) income before reclassifications	(3,111)	2,051	(1,060)
Reclassified gain from accumulated other comprehensive loss (1)	—	(2,814)	(2,814)
Tax effect	16	82	98
Other comprehensive loss after reclassifications	(3,095)	(681)	(3,776)
Ending balance at November 3, 2018	$(107,587)	$8,919	$(98,668)

	Thirty-nine Weeks Ended November 3, 2018
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 3, 2018	$(84,947)	$(10,107)	$(95,054)
Other comprehensive (loss) income before reclassifications	(22,656)	18,716	(3,940)
Reclassified loss from accumulated other comprehensive loss (1)	—	2,408	2,408
Tax effect	16	(2,098)	(2,082)
Other comprehensive (loss) income after reclassifications	(22,640)	19,026	(3,614)
Ending balance at November 3, 2018	$(107,587)	$8,919	$(98,668)

(1)
Amount represents gain or loss reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The following table provides the Company’s net sales by operating segment for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Hollister	$514,772	$515,125	$1,447,975	$1,439,589
Abercrombie	348,700	346,069	990,547	994,918
Total	$863,472	$861,194	$2,438,522	$2,434,507

The following table provides the Company’s net sales by geographic area for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
United States	$583,593	$562,590	$1,596,723	$1,543,162
Europe	177,844	187,516	518,905	549,530
Other	102,035	111,088	322,894	341,815
Total	$863,472	$861,194	$2,438,522	$2,434,507

14. FLAGSHIP STORE EXIT CHARGES

Global Store Network Optimization

Reflecting a continued focus on one of the Company’s key transformation initiatives ‘Global Store Network Optimization,’ the Company continues to pivot away from its large format flagship stores and strives to open smaller, more productive omnichannel focused brand experiences. As a result, the Company has closed certain of its flagship stores and may have additional closures as it executes against this strategy.

The Company recognizes charges related to the exit of its flagship stores in flagship store exit charges on the Consolidated Statements of Operations and Comprehensive Income (Loss). Details of the charges incurred during the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018 related to this initiative were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Single lease cost (1)	$—	$—	$23,269	$—
Variable lease cost (2)	—	—	20,218	—
Operating lease right-of-use asset impairment	—	—	3,229	—
Operating lease cost	—	—	46,716	—
Lease termination fees (3)	—	—	—	3,688
Asset disposals and other store-closure costs (4)	—	—	(1,687)	—
Employee severance and other employee transition costs	285	—	1,994	120
Total flagship store exit charges	$285	$—	$47,023	$3,808

(1)	Amounts represent accelerated amortization associated with the operating lease right-of-use assets and the impact from remeasurement of operating lease liabilities.

(2)	Amounts represent the remeasurement of the lease liability to reflect variable lease costs that became fixed upon decision to close flagship stores.

(3)	Under the new lease accounting standard, which the Company adopted on February 3, 2019, similar charges would be incorporated into the above table as a component of operating lease cost.

(4)
Amounts represent costs incurred in returning the store to its original condition, including updates to previous accruals for asset retirement obligations and costs to remove inventory and store assets.

Future fixed lease payments associated with closed flagship stores are reflected within short-term and long-term operating lease liabilities on the Condensed Consolidated Balance Sheet. These payments are scheduled to be paid through the fiscal year ending January 30, 2029 (“Fiscal 2028”) and are not expected to exceed $15 million in aggregate in any fiscal year. Refer to Note 7, “LEASES,” for a maturity analysis of the Company’s operating lease liabilities, based on undiscounted cash flows.

As the Company continues its ‘Global Store Network Optimization’ efforts, it may incur incremental charges or future cash expenditures not currently contemplated due to events that may occur as a result of, or that are associated with, previously announced flagship store closures and flagship store closures that have not yet been finalized. At this time, the Company is not able to quantify the amount of charges or future cash expenditures that may take place in future periods resulting from any potential flagship store closures given the unpredictable nature of lease exit negotiations and ultimate lease renewal decisions.

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
thirty-nine weeks ended November 2, 2019 and November 3, 2018. In addition, this section discusses certain of management’s expectations for the upcoming fiscal year.

•
Results of Operations. This section provides an analysis of certain components of the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018.

•
Liquidity and Capital Resources. This section provides a discussion of the Company’s financial condition and liquidity as of November 2, 2019, which includes (i) an analysis of financial condition as compared to February 2, 2019; (ii) an analysis of changes in cash flows for the thirty-nine weeks ended November 2, 2019 as compared to the thirty-nine weeks ended November 3, 2018; (iii) and an analysis of liquidity, including the availability under credit facilities, payments of dividends, and outstanding debt and covenant compliance.

•
Recent Accounting Pronouncements. The recent accounting pronouncements the Company has adopted, including the dates of adoption and anticipated effects on the Company’s unaudited Condensed Consolidated Financial Statements, are included in this Quarterly Report on Form 10-Q in “ITEM 1. FINANCIAL STATEMENTS.”

•
Critical Accounting Policies and Estimates. This section discusses accounting policies considered to be important to the Company’s results of operations and financial condition, which typically require significant judgment and estimation on the part of management in their application.

•
Non-GAAP Financial Measures. MD&A provides discussion of certain financial measures that have been determined to not be in accordance with accounting principles generally accepted in the U.S. (“GAAP”). This section includes certain reconciliations for non-GAAP financial measures and additional details on these financial measures, including information as to why the Company believes the non-GAAP financial measures provided within MD&A are useful to investors.

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

OVERVIEW

Business summary

The Company is a global multi-brand omnichannel specialty retailer, whose products are sold primarily through its Company-owned store and digital channels, as well as through various third-party wholesale, franchise and licensing arrangements. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids under the Hollister, Abercrombie & Fitch and abercrombie kids brands. The brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style. The Company has operations in North America, Europe and Asia, among other regions.

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

The Company’s fiscal year ends on the Saturday closest to January 31. This typically results in a fifty-two week year, but occasionally gives rise to an additional week, resulting in a fifty-three week year, as was the case for the fiscal year ended February 3, 2018. All references herein to the Company’s fiscal years are as follows:

Fiscal year	Fiscal year ended	Number of weeks
Fiscal 2017	February 3, 2018	53
Fiscal 2018	February 2, 2019	52
Fiscal 2019	February 1, 2020	52
Fiscal 2020	January 30, 2021	52
Fiscal 2021	January 29, 2022	52

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

Fiscal 2019 is the second year of Phase II, “Growing while Transforming,” which we expect to continue through Fiscal 2020. We have developed the following key transformation initiatives which, along with accelerating top-line growth, are essential to achieving our previously disclosed Fiscal 2020 profitability target of doubling Fiscal 2017 adjusted non-GAAP operating income margin of 2.9%:

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

For the third quarter of Fiscal 2019, net sales and comparable sales were approximately flat as compared to last year, as strength in the U.S., was offset by international headwinds. On a constant currency basis, we delivered our third consecutive quarter of revenue growth and our ninth consecutive quarter of positive U.S. comparable sales. A summary of results for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018 is as follows:

	GAAP		Non-GAAP (1)
(in thousands, except change in net sales, comparable sales, gross profit rate, operating margin and per share amounts)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Thirteen Weeks Ended
Net sales	$863,472	$861,194
Change in net sales	0.3%	0.2%
Comparable sales (2)			0%	3%
Gross profit rate	60.1%	61.3%
Operating income	$14,479	$39,680	$24,947	$36,675
Operating income margin	1.7%	4.6%	2.9%	4.3%
Net income attributable to A&F	$6,523	$23,919	$14,506	$22,383
Net income per diluted share attributable to A&F	$0.10	$0.35	$0.23	$0.33

Thirty-nine Weeks Ended
Net sales	$2,438,522	$2,434,507
Change in net sales	0.2%	5.9%
Comparable sales (2)			0%	3%
Gross profit rate	59.9%	60.7%
Operating (loss) income (3)	$(52,263)	$(2,300)	$(41,795)	$8,966
Operating (loss) income margin	(2.1)%	(0.1)%	(1.7)%	0.4%
Net loss attributable to A&F	$(43,774)	$(22,395)	$(35,791)	$(11,848)
Net loss per diluted share attributable to A&F	$(0.67)	$(0.33)	$(0.55)	$(0.17)

(1)	Discussion as to why the Company believes that these non-GAAP financial measures are useful to investors is provided below under “NON-GAAP FINANCIAL MEASURES.”

(2)
Comparable sales are calculated on a constant currency basis and exclude revenue other than store and digital sales. Refer to the discussion below in “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

(3)
The thirty-nine week periods ended November 2, 2019 and November 3, 2018 include $47.0 million and $3.8 million of flagship store exit charges, respectively. Refer to Note 14, “FLAGSHIP STORE EXIT CHARGES.”

Certain components of the Company’s Condensed Consolidated Balance Sheets as of November 2, 2019 and February 2, 2019 were as follows:

(in thousands)	November 2, 2019	February 2, 2019
Cash and equivalents	$410,775	$723,135
Long-term portion of borrowings, gross at carrying amount	$243,250	$253,250
Inventories	$590,883	$437,879

Certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods ended November 2, 2019 and November 3, 2018 were as follows:

	November 2, 2019	November 3, 2018
Net cash (used for) provided by operating activities	$(33,839)	$77,245
Purchases of property and equipment	$(154,373)	$(98,768)
Purchases of common stock	$(63,542)	$(68,670)
Dividends paid	$(38,959)	$(40,550)
Repayment of term loan facility borrowings	$(10,000)	$—

For the full year of Fiscal 2019, we expect:

•
Net sales to be in the range of flat to up 1% from Fiscal 2018 net sales of $3.59 billion, driven by comparable sales and net new store contribution, partially offset by an adverse impact from changes in foreign currency exchange rates of approximately $40 million of which approximately $35 million has been reflected in year-to-date results;

•	Comparable sales to be in the range of flat to up 1%, against positive comparable sales of 3% last year;

•
Gross profit rate to be down approximately 100 basis points from the Fiscal 2018 rate of 60.2%, reflecting a combined adverse impact of 40 basis points from changes in foreign currency exchange rates and anticipated China tariffs;

•
Operating expense, excluding other operating income, to be up in the range 2% to 3% from Fiscal 2018 adjusted non-GAAP operating expense of $2.03 billion, reflecting second quarter flagship store exit charges this year of $45 million and third quarter asset impairment charges this year of $13 million;

•	Effective tax rate to be in the mid 20s;

•	Diluted weighted-average shares outstanding of approximately 66 million shares, excluding the effect of potential share buybacks; and

•	Capital investments of approximately $200 million.

Certain risks and challenges

We are a global multi-brand omnichannel specialty retailer, with operations in North America, Europe and Asia, among other regions and, as a result, we are mindful of macroeconomic risks and challenges that could adversely impact certain areas of our business.

In particular, there continues to be uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries, such as the threat of additional tariffs on imported consumer goods from China. A summary of certain recent tariffs impacting our business include:

•
Additional tariffs imposed on fashion accessories, handbags and hats of up to 25%, which were effective beginning September 2018 at the starting rate of 10% and increased from 10% to 25% in May 2019 (“List 3”); and

•	Additional tariffs imposed on select apparel and footwear of up to 25%, which were effective beginning September 2019 at the starting rate of 15% (“List 4A”).

These List 3 and List 4A tariffs have not had a material impact on results for the thirteen and thirty-nine week periods ended November 2, 2019.  List 3 and List 4A tariffs are expected to have a direct adverse impact on Fiscal 2019 cost of merchandise and gross profit of approximately $5 million. This impact is based on the List 4A starting rate of 15% and the List 3 rate of 25%.

We believe we have a number of measures available to help mitigate this risk and continue to focus on the diversification of our global supply chain. Our team has taken actions to proactively prepare for potential impacts, including shifting production into other countries and regions to both existing and new partners as necessary. Only a portion of our total goods sourced from China are imported into the U.S. and are subject to these additional tariffs. For context, in Fiscal 2018 approximately 25% of our total global merchandise receipts were sourced from China and imported to the U.S. and we expect to reduce this percentage to 16% for Fiscal 2019 and to the low-teens for Fiscal 2020.

In addition, in June 2016, the United Kingdom passed a referendum to recommend withdrawing from the European Union. The United Kingdom is now scheduled to exit the European Union no later than January 31, 2020 and the final terms of the United Kingdom’s withdrawal remain unclear. As a result, there is continued uncertainty related to consumer behavior, economic conditions, foreign currency exchange rates and the free movement of goods, services, people and capital between the United Kingdom and the European Union. We believe that this referendum and the uncertainty surrounding the terms of United Kingdom’s withdrawal has adversely impacted international results in Fiscal 2019, and we have experienced decreased traffic in the United Kingdom and declining values of the Euro and British Pound as compared to the U.S. Dollar over last year. The United Kingdom’s withdrawal from the European Union could also adversely impact other areas of our business, including, but not limited to, an increase in duties and delays in the delivery of merchandise from our Netherlands DC to our customers in the United Kingdom if trade barriers materialize. The United Kingdom’s withdrawal from the European Union could also adversely impact the operations of our vendors and of our other third-party partners. In order to mitigate the risks associated with the United Kingdom’s withdrawal from the European Union, our team is: collaborating across the organization and testing our systems; working with external partners to develop contingency plans for potential adverse impacts; and taking actions to reduce, to the extent possible, the potential impact of any incremental duty exposure.

We also continue to monitor certain other events of global, political unrest, such as the ongoing protests in Hong Kong which have impacted our business and resulted in temporary store closures. Our team is developing contingency plans as it continues to assess the potential impacts these protests and similar events may have on the business in future periods.

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

Global Store Network Optimization

Reflecting a continued focus on our key transformation initiative ‘Global Store Network Optimization,’ we expect to deliver approximately 85 new store experiences in Fiscal 2019 across brands, including approximately: 40 new stores; 25 remodeled stores; and 20 right-sizes.

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

A component of optimizing our global store fleet is pivoting away from large format flagship stores as we strive to open smaller, more productive omnichannel focused brand experiences. As a result, we have closed certain of our flagship stores and may have additional closures as we execute against this strategy. For context, at the beginning of Fiscal 2019, we had 19 flagship stores, and as of the end of the third quarter of Fiscal 2019, we had 17 flagship stores. In addition to the two flagship stores closed during the thirty-nine weeks ended November 2, 2019, we have also announced an additional four flagship closures. Details related to previously announced flagship store closures are as follows:

Brand (1)	Location	Actual or expected flagship store closure date
Abercrombie & Fitch	Pedder Street, Hong Kong Special Administrative Region, China	Closed in the first quarter of Fiscal 2017
Abercrombie & Fitch	Copenhagen, Denmark	Closed in the first quarter of Fiscal 2019
Hollister	SoHo, New York City, United States	Closed in the second quarter of Fiscal 2019
Abercrombie	Milan, Italy	Expected to close by the end of Fiscal 2019
Hollister	5th Avenue, New York City, United States	Expected to close by the end of Fiscal 2020
Abercrombie & Fitch	Fukuoka, Japan	Expected to close in the second half of Fiscal 2020
abercrombie kids	London, United Kingdom	*

*	Closure date has not been finalized.

(1)
Abercrombie includes the Company’s Abercrombie & Fitch and abercrombie kids brands and, when used in the table above, signifies a location with an abercrombie kids carveout within an Abercrombie & Fitch store that would be represented as a single store count.

For details on flagship store exit charges incurred during the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018, refer to Note 14, “FLAGSHIP STORE EXIT CHARGES.”

Store count and gross square footage by brand and geography for the thirty-nine weeks ended November 2, 2019 and November 3, 2018 were as follows:

	Thirty-nine weeks ended November 2, 2019
	Hollister (1)		Abercrombie (2)		Total Company
	United States	International	United States	International	United States	International	Total
Number of stores:
February 2, 2019	393	149	270	49	663	198	861
New	10	5	10	2	20	7	27
Closed	(3)	—	(3)	(1)	(6)	(1)	(7)
November 2, 2019	400	154	277	50	677	204	881

Gross square footage:
November 2, 2019 (in thousands)	2,659	1,261	2,001	635	4,660	1,896	6,556

	Thirty-nine weeks ended November 3, 2018
	Hollister (1)		Abercrombie (2)		Total Company
	United States	International	United States	International	United States	International	Total
Number of stores:
February 3, 2018	394	144	285	45	679	189	868
New	6	3	4	3	10	6	16
Closed	—	—	(5)	—	(5)	—	(5)
November 3, 2018	400	147	284	48	684	195	879

Gross square footage:
November 3, 2018 (in thousands)	2,705	1,219	2,156	639	4,861	1,858	6,719

(1)
Excludes nine international franchise stores as of each of November 2, 2019 and August 3, 2019 and eight as of February 2, 2019. Excludes 10 U.S. Company-operated temporary stores as of November 2, 2019 and six as of August 3, 2019.

(2)
Abercrombie includes the company's Abercrombie & Fitch and abercrombie kids brands. Locations with abercrombie kids carveouts within Abercrombie & Fitch stores are represented as a single store count. Excludes seven international franchise stores as of each of November 2, 2019, August 3, 2019 and February 2, 2019. Excludes seven U.S. Company-operated temporary stores as of November 2, 2019 and four as of August 3, 2019.

RESULTS OF OPERATIONS

THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2019 VERSUS NOVEMBER 3, 2018

Net sales

	Thirteen Weeks Ended
	November 2, 2019	November 3, 2018
(in thousands)	Net Sales	Net Sales	$ Change	% Change	Comparable Sales (1)
Hollister	$514,772	$515,125	$(353)	0%	(2)%
Abercrombie (2)	348,700	346,069	2,631	1%	3%
Total company	$863,472	$861,194	$2,278	0%	0%

United States	$583,593	$562,590	$21,003	4%	3%
International	279,879	298,604	(18,725)	(6)%	(8)%
Total company	$863,472	$861,194	$2,278	0%	0%

	Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018
(in thousands)	Net Sales	Net Sales	$ Change	% Change	Comparable Sales (1)
Hollister	$1,447,975	$1,439,589	$8,386	1%	0%
Abercrombie (2)	990,547	994,918	(4,371)	0%	1%
Total net sales	$2,438,522	$2,434,507	$4,015	0%	0%

United States	$1,596,723	$1,543,162	$53,561	3%	3%
International	841,799	891,345	(49,546)	(6)%	(5)%
Total net sales	$2,438,522	$2,434,507	$4,015	0%	0%

(1)	Calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

(2)	Includes Abercrombie & Fitch and abercrombie kids brands.

For the third quarter of Fiscal 2019, net sales were approximately flat as compared to the third quarter of Fiscal 2018, reflecting an increase in units sold, partially offset by a decrease in average unit retail driven by the adverse impact from changes in foreign currency exchange rates. Excluding the adverse impact of changes in foreign currency exchange rates, net sales for the third quarter of Fiscal 2019 increased 1% as compared to the third quarter of Fiscal 2018.

For the year-to-date period of Fiscal 2019, net sales were approximately flat as compared to the year-to-date period of Fiscal 2018, reflecting an increase in units sold, partially offset by a decrease in average unit retail driven by the adverse impact from changes in foreign currency exchange rates. Excluding the adverse impact of changes in foreign currency exchange rates, net sales for the year-to-date period of Fiscal 2019 increased 2% as compared to the year-to-date period of Fiscal 2018.

Cost of sales, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	November 2, 2019		November 3, 2018
(in thousands)		% of Net Sales		% of Net Sales
Cost of sales, exclusive of depreciation and amortization	$344,541	39.9%	$333,375	38.7%

Gross profit	$518,931	60.1%	$527,819	61.3%
Gross profit on a non-GAAP constant currency basis (1)	$518,931	60.1%	$519,288	60.9%

	Thirty-nine Weeks Ended
	November 2, 2019		November 3, 2018
(in thousands)		% of Net Sales		% of Net Sales
Cost of sales, exclusive of depreciation and amortization	$976,868	40.1%	$957,448	39.3%

Gross profit	$1,461,654	59.9%	$1,477,059	60.7%
Gross profit on a non-GAAP constant currency basis (1)	$1,461,654	59.9%	$1,452,058	60.5%

(1)	Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

For the third quarter of Fiscal 2019, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 120 basis points as compared to the third quarter of Fiscal 2018, reflecting the adverse impact from higher year-over-year shrink of approximately 50 basis points as a result of physical inventory counts completed in the third quarter of Fiscal 2019, and the adverse impact from changes in foreign currency exchange rates, net of hedging, of approximately 40 basis points.

For the year-to-date period of Fiscal 2019, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 80 basis points as compared to the year-to-date period of Fiscal 2018, primarily due to lower average unit retail without a corresponding decrease in average unit cost, the adverse impact from higher year-over-year shrink of approximately 20 basis points as a result of physical inventory counts completed in the third quarter of Fiscal 2019 and the adverse impact from changes in foreign currency exchange rates, net of hedging, of approximately 20 basis points.

Stores and distribution expense

	Thirteen Weeks Ended
	November 2, 2019		November 3, 2018
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$377,697	43.7%	$371,859	43.2%

	Thirty-nine Weeks Ended
	November 2, 2019		November 3, 2018
(in thousands)		% of Net Sales		% of Net Sales
Stores and distribution expense	$1,110,656	45.5%	$1,103,758	45.3%

For the third quarter of Fiscal 2019, stores and distribution expense as a percentage of net sales increased by approximately 50 basis points as compared to the third quarter of Fiscal 2018, primarily due to increased shipping and handling expense and increased depreciation expense on omnichannel investments, partially offset by a decrease in store occupancy expense as a percentage of net sales of approximately 50 basis points.

For the year-to-date period of Fiscal 2019, stores and distribution expense as a percentage of net sales increased by approximately 20 basis points as compared to the year-to-date period of Fiscal 2018, primarily due to increased shipping and handling expense, increased depreciation expense on omnichannel investments, partially offset by a decrease in store occupancy expense as a percentage of net sales of approximately 50 basis points.

Marketing, general and administrative expense

	Thirteen Weeks Ended
	November 2, 2019		November 3, 2018
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$114,075	13.2%	$117,181	13.6%
Deduct:
Benefits related to certain legal matters (1)	—	0.0%	3,005	0.3%
Adjusted non-GAAP marketing, general and administrative expense	$114,075	13.2%	$120,186	14.0%

	Thirty-nine Weeks Ended
	November 2, 2019		November 3, 2018
(in thousands)		% of Net Sales		% of Net Sales
Marketing, general and administrative expense	$341,716	14.0%	$365,961	15.0%
Deduct:
Net charges related to certain legal matters (1)	—	0.0%	(2,595)	(0.1)%
Adjusted non-GAAP marketing, general and administrative expense	$341,716	14.0%	$363,366	14.9%

(1)	Amounts reflect legal charges and benefits in connection with a then proposed settlement of a class action claim, which received final court approval and was paid in the fourth quarter of Fiscal 2018.

For the third quarter of Fiscal 2019, marketing, general and administrative expense as a percentage of net sales decreased by approximately 40 basis points as compared to the third quarter of Fiscal 2018, primarily due to decreased consulting, marketing and performance-based compensation expense. The aforementioned decreases were partially offset by increased information technology expense and the impact of benefits related to certain legal matters included in last year’s results, the latter of which was a benefit of 30 basis points to third quarter of Fiscal 2018 results. Excluding the benefits related to certain legal matters presented above, third quarter of Fiscal 2019 adjusted non-GAAP marketing, general and administrative expense as a percentage of net sales decreased by approximately 80 basis points as compared to the third quarter of Fiscal 2018.

For the year-to-date period of Fiscal 2019, marketing, general and administrative expense as a percentage of net sales decreased by approximately 100 basis points as compared to the year-to-date period of Fiscal 2018, primarily due to decreased performance-based compensation, consulting, and depreciation expense, as well as the impact of charges related to certain legal matters included in last year’s results, the last of which was an adverse impact of 10 basis points to year-to-date Fiscal 2018 results. The aforementioned decreases were partially offset by increases in information technology expense and executive employee severance charges. Excluding the net charges related to certain legal matters presented above, year-to-date Fiscal 2019 adjusted non-GAAP marketing, general and administrative expense as a percentage of net sales decreased by approximately 90 basis points as compared to the year-to-date period of Fiscal 2018.

Flagship store exit charges

	Thirteen Weeks Ended
	November 2, 2019		November 3, 2018
(in thousands)		% of Net Sales		% of Net Sales
Flagship store exit charges	$285	0.0%	$—	0.0%

	Thirty-nine Weeks Ended
	November 2, 2019		November 3, 2018
(in thousands)		% of Net Sales		% of Net Sales
Flagship store exit charges	$47,023	1.9%	$3,808	0.2%

For the year-to-date period of Fiscal 2019, flagship store exit charges as a percentage of net sales increased by approximately 170 basis points as compared to the year-to-date period of Fiscal 2018, primarily related to the closure of the SoHo Hollister flagship in New York City during the second quarter of Fiscal 2019. Refer to Note 14, “FLAGSHIP STORE EXIT CHARGES.”

Asset impairment, exclusive of flagship store exit charges

	Thirteen Weeks Ended
	November 2, 2019		November 3, 2018
(in thousands)		% of Net Sales		% of Net Sales
Asset impairment, exclusive of flagship store exit charges	$12,610	1.5%	$656	0.1%
Deduct:
Flagship asset impairment charges (1)	(10,468)	(1.2)%	—	0.0%
Adjusted non-GAAP asset impairment, exclusive of flagship store exit charges	$2,142	0.2%	$656	0.1%

	Thirty-nine Weeks Ended
	November 2, 2019		November 3, 2018
(in thousands)		% of Net Sales		% of Net Sales
Asset impairment, exclusive of flagship store exit charges	$14,987	0.6%	$10,383	0.4%
Deduct:
Certain flagship asset impairment charges (1)	(10,468)	(0.4)%	(8,671)	(0.4)%
Adjusted non-GAAP asset impairment, exclusive of flagship store exit charges	$4,519	0.2%	$1,712	0.1%

(1)	Amounts reflect asset impairment charges related to certain of the Company’s international Abercrombie flagship stores.

For the third quarter and year-to-date period of Fiscal 2019, asset impairment, exclusive of flagship store exit charges, as a percentage of net sales increased by approximately 140 basis points and 20 basis points as compared to the third quarter and year-to-date period of Fiscal 2018, respectively. Refer to Note 8, “ASSET IMPAIRMENT.”

Other operating income, net

	Thirteen Weeks Ended
	November 2, 2019		November 3, 2018
(in thousands)		% of Net Sales		% of Net Sales
Other operating income, net	$215	0.0%	$1,557	0.2%

	Thirty-nine Weeks Ended
	November 2, 2019		November 3, 2018
(in thousands)		% of Net Sales		% of Net Sales
Other operating income, net	$465	0.0%	$4,551	0.2%

For both the third quarter and year-to-date period of Fiscal 2019, other operating income, net as a percentage of net sales decreased by approximately 20 basis points as compared to the third quarter and year-to-date period of Fiscal 2018, respectively, reflecting lower foreign currency exchange rate related gains and the impact resulting from the adoption of the new derivative accounting standard in Fiscal 2019. Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further discussion of the new derivative accounting standard.

Operating income (loss)

	Thirteen Weeks Ended
	November 2, 2019		November 3, 2018
(in thousands)		% of Net Sales		% of Net Sales
Operating income	$14,479	1.7%	$39,680	4.6%
Deduct:
Flagship asset impairment charges (2)	10,468	1.2%	—	0.0%
Benefit related to certain legal matters (3)	—	0.0%	(3,005)	(0.3)%
Adjusted non-GAAP operating income	$24,947	2.9%	$36,675	4.3%
Adjusted non-GAAP operating income on a constant currency basis (1)	$24,947	2.9%	$31,269	3.7%

	Thirty-nine Weeks Ended
	November 2, 2019		November 3, 2018
(in thousands)		% of Net Sales		% of Net Sales
Operating loss	$(52,263)	(2.1)%	$(2,300)	(0.1)%
Deduct:
Certain flagship asset impairment charges (2)	10,468	0.4%	8,671	0.4%
Net charges related to certain legal matters (3)	—	0.0%	2,595	0.1%
Adjusted non-GAAP operating (loss) income	$(41,795)	(1.7)%	$8,966	0.4%
Adjusted non-GAAP operating loss on a constant currency basis (1)	$(41,795)	(1.7)%	$(3,070)	(0.1)%

(1)	Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

(2)	Amounts reflect asset impairment charges related to certain of the Company’s international Abercrombie flagship stores.

(3)	Amounts reflect legal charges and benefits in connection with a then proposed settlement of a class action claim, which received final court approval and was paid in the fourth quarter of Fiscal 2018.

Interest expense, net

	Thirteen Weeks Ended
	November 2, 2019		November 3, 2018
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$5,500	0.6%	$5,643	0.7%
Interest income	(2,578)	(0.3)%	(2,786)	(0.3)%
Interest expense, net	$2,922	0.3%	$2,857	0.3%

	Thirty-nine Weeks Ended
	November 2, 2019		November 3, 2018
(in thousands)		% of Net Sales		% of Net Sales
Interest expense	$14,518	0.6%	$17,000	0.7%
Interest income	(9,610)	(0.4)%	(8,102)	(0.3)%
Interest expense, net	$4,908	0.2%	$8,898	0.4%

For the third quarter Fiscal 2019, interest expense, net as a percentage of net sales was approximately flat as compared to the third quarter of Fiscal 2018. Interest expense as a percentage of sales decreased by approximately 10 basis points year-over-year, primarily driven by the elimination of landlord financing obligations and the related interest expense upon the adoption of the new lease accounting standard in Fiscal 2019, partially offset by an increase in interest expense related to certain of the Company’s long-term obligations.

For the year-to-date period of Fiscal 2019, interest expense, net as a percentage of net sales decreased by approximately 20 basis points as compared to the year-to-date period of Fiscal 2018. Interest expense as a percentage of sales decreased by approximately 10 basis points year-over-year, primarily driven by the elimination of landlord financing obligations and the related interest expense upon adoption of the new lease accounting standard in Fiscal 2019, partially offset by an increase in interest expense related to certain of the Company’s long-term obligations. Interest income as a percentage of sales increased by approximately 10 basis points year-over-year primarily driven by higher interest income earned on the Company’s investments and cash holdings.

Income tax expense (benefit)

	Thirteen Weeks Ended
	November 2, 2019		November 3, 2018
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$3,987	34.5%	$12,047	32.7%
Deduct:
Tax effect of pre-tax excluded items (1)	2,485		(1,064)
Tax Cuts and Jobs Act of 2017 charges (2)	—		(405)
Adjusted non-GAAP income tax expense	$6,472	29.4%	$10,578	31.3%

	Thirty-nine Weeks Ended
	November 2, 2019		November 3, 2018
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax (benefit) expense	$(16,931)	29.6%	$8,358	(74.6)%
Deduct:
Tax effect of pre-tax excluded items (1)	2,485		3,166
Tax Cuts and Jobs Act of 2017 charges (2)	—		(2,447)
Adjusted non-GAAP income tax (benefit) expense	$(14,446)	30.9%	$9,077	13,348.5%

(1)
Refer to “Operating income (loss)” for details of pre-tax excluded items. The tax effect of pre-tax excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis.

(2)	Refer to Note 9, “INCOME TAXES,” for details on the Tax Cuts and Jobs Act of 2017.

The year-over-year change in the effective tax rate in Fiscal 2019 as compared to Fiscal 2018, was primarily driven by changes in the level and mix of consolidated pre-tax earnings between operating and valuation allowance jurisdictions as well as discrete items.

The effective tax rate for the third quarter of Fiscal 2019 and the third quarter of Fiscal 2018 was impacted by discrete tax items related to share-based compensation awards discussed within Note 10, “SHARE-BASED COMPENSATION.” The effective tax rate for the third quarter of Fiscal 2018 was also impacted by discrete income tax charges detailed in the table above related to the then provisional estimate of the Tax Cuts and Jobs Act of 2017.

The effective tax rate for the year-to-date period of Fiscal 2019 and the year-to-date period of Fiscal 2018 was impacted by discrete items related to share-based compensation awards discussed within Note 10, “SHARE-BASED COMPENSATION.” The year-to-date Fiscal 2018 effective tax rate, which was highly sensitive at lower levels of pre-tax earnings, was also impacted by discrete income tax charges detailed in the table above related to the then provisional estimate of the Tax Cuts and Jobs Act of 2017.

Refer to Note 9, “INCOME TAXES,” for further discussion on certain discrete items.

Net income (loss) and Net income (loss) per share attributable to A&F

	Thirteen Weeks Ended
	November 2, 2019		November 3, 2018
(in thousands)		% of Net Sales		% of Net Sales
Net income attributable to A&F	$6,523	0.8%	$23,919	2.8%
Adjusted non-GAAP net income attributable to A&F (1)	$14,506	1.7%	$22,383	2.6%

Net income per diluted share attributable to A&F	$0.10		$0.35
Adjusted non-GAAP net income per diluted share attributable to A&F (1)	$0.23		$0.33
Adjusted non-GAAP net income per diluted share attributable to A&F on a constant currency basis (2)	$0.23		$0.27

	Thirty-nine Weeks Ended
	November 2, 2019		November 3, 2018
(in thousands)		% of Net Sales		% of Net Sales
Net loss attributable to A&F	$(43,774)	(1.8)%	$(22,395)	(0.9)%
Adjusted non-GAAP net loss attributable to A&F (1)	$(35,791)	(1.5)%	$(11,848)	(0.5)%

Net loss per diluted share attributable to A&F	$(0.67)		$(0.33)
Adjusted non-GAAP net loss per diluted share attributable to A&F (1)	$(0.55)		$(0.17)
Adjusted non-GAAP net loss per diluted share attributable to A&F on a constant currency basis (2)	$(0.55)		$(0.31)

(1)	Excludes items presented above under “Operating income (loss),” and “Income tax expense (benefit).”

(2)	Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

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

Credit Facilities

On August 7, 2014, the Company, through its subsidiary Abercrombie & Fitch Management Co. (“A&F Management”) as the lead borrower (with A&F and certain other subsidiaries as borrowers or guarantors), entered into an asset-based revolving credit agreement.

On October 19, 2017, the Company, through its subsidiary A&F Management, entered into a Second Amendment to Credit Agreement (the “ABL Second Amendment”), amending and extending the maturity date of the asset-based revolving credit agreement to October 19, 2022. As amended, the asset-based revolving credit agreement continues to provide for a senior secured credit facility of up to $400 million (the “Amended ABL Facility”).

As of November 2, 2019, the borrowing base on the Amended ABL Facility was $400.0 million.

The Company uses, in the ordinary course of business, stand-by letters of credit under the existing Amended ABL Facility. As of both November 2, 2019 and February 2, 2019, the Company had not drawn on the Amended ABL Facility, but had approximately $0.4 million of outstanding stand-by letters of credit under the Amended ABL Facility.

As of November 2, 2019, the Company had availability under the Amended ABL Facility of $399.6 million. In addition, excess availability equal to the greater of 10% of the loan cap or $30 million must be maintained under the Amended ABL Facility.

On August 7, 2014, the Company, through its subsidiary A&F Management as the borrower (with A&F and certain other subsidiaries as guarantors), entered into a term loan agreement, which provides for a term loan facility of $300 million (the “Term Loan Facility” and, together with the Amended ABL Facility, the “Credit Facilities”). The Term Loan Facility will mature on August 7, 2021.

On June 22, 2018, the Company, through its subsidiary A&F Management, entered into a Second Amendment to Term Loan Credit Agreement, which, among other things, repriced the Term Loan Facility by reducing the applicable margins for term loans by 0.25%.

The Company’s term loan debt is presented on the Condensed Consolidated Balance Sheets, net of the unamortized discount and fees. Net borrowings as of November 2, 2019 and February 2, 2019 were as follows:

(in thousands)	November 2, 2019	February 2, 2019
Long-term portion of borrowings, gross at carrying amount	$243,250	$253,250
Unamortized discount	(525)	(845)
Unamortized fees	(1,382)	(1,966)
Long-term portion of borrowings, net	241,343	250,439
Less: short-term portion of borrowings, net	—	—
Long-term portion of borrowings, net	$241,343	$250,439

The interest rate on borrowings under the Term Loan Facility was 5.33% as of November 2, 2019.

The Company was in compliance with the covenants under the Credit Facilities as of November 2, 2019.

The material provisions of the Credit Facilities have not changed from those disclosed in Note 10, “BORROWINGS,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2018.

Cash flows from operating, investing, and financing activities

The table below provides certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods ended November 2, 2019 and November 3, 2018:

	Thirty-nine Weeks Ended
	November 2, 2019	November 3, 2018
(in thousands)
Cash and equivalents, and restricted cash and equivalents, beginning of period	$745,829	$697,955
Net cash (used for) provided by operating activities	(33,839)	$77,245
Net cash used for investing activities	(154,373)	(98,768)
Net cash used for financing activities	(122,908)	(117,981)
Effects of foreign currency exchange rate changes on cash	(2,686)	(16,068)
Net decrease in cash and equivalents, and restricted cash and equivalents	(313,806)	(155,572)
Cash and equivalents, and restricted cash and equivalents, end of period	$432,023	$542,383

Operating activities - For both the thirty-nine weeks ended November 2, 2019 and November 3, 2018, the primary source of cash from operations was merchandise sales which were approximately flat year-over-year. The year-over-year decrease in cash flows from operating activities for the thirty-nine weeks ended November 2, 2019 as compared to the thirty-nine weeks ended November 3, 2018 reflects: a larger year-to-date loss before income taxes in the current year as compared to the prior year, resulting in increased benefits from deferred tax assets; changes in the timing of payments to vendors, resulting in increased payments in the first quarter of Fiscal 2019 as compared to the prior year; and decreased incentive compensation payments in Fiscal 2019 as compared to the prior year.

Investing activities - For the thirty-nine weeks ended November 2, 2019 and November 3, 2018, net cash outflows for investing activities were used for purchases of property and equipment.

Financing activities - For the thirty-nine weeks ended November 2, 2019, net cash used for financing activities primarily consisted of the repurchase of approximately 4.0 million shares of A&F’s Common Stock in the open market with a market value of approximately $63.5 million, dividend payments of $39.0 million and a voluntary debt repayment of $10.0 million. For the thirty-nine weeks ended November 3, 2018, net cash used for financing activities consisted primarily of the repurchase of approximately 2.9 million shares of A&F’s Common Stock in the open market with a market value of approximately $68.7 million and dividend payments of $40.6 million.

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

The Company may repurchase shares of its Common Stock from time to time, dependent on market and business conditions, with the primary objective to offset dilution from issuances of Common Stock associated with the exercise of employee stock appreciation rights and vesting of restricted stock units. Shares may be repurchased in the open market, including pursuant to any trading plans established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, through privately negotiated transactions or other transactions or by a combination of such methods. The Company would anticipate funding such repurchases by utilizing free cash flow generated from operations or proceeds from the Amended ABL Facility. Refer to “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for additional information regarding the Company’s share repurchases during the third quarter of Fiscal 2019 and the number of shares remaining available for purchase under publicly announced stock repurchase authorizations.

Income taxes

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S., without incurring additional federal income tax.

The Company has determined that the remaining balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019 are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earning and profits earned after February 2, 2019, in such a manner that these funds could be repatriated without incurring additional taxes.

As of November 2, 2019, $191.4 million of the Company’s $410.8 million of cash and equivalents was held by foreign affiliates. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or pay dividends to A&F’s stockholders.

In December 2017, the Tax Cuts and Jobs Act of 2017 was signed into law and, in May 2019, Switzerland voted to approve the Federal Act on Tax Reform and AHV Financing. Refer to Note 9, “INCOME TAXES,” for additional details regarding the impact these events had on the Company’s consolidated financial statements.

Capital investments

For Fiscal 2019, the Company expects capital investments to be approximately $200 million, prioritized towards new store experiences, as well as digital and omnichannel investments, information technology, and other projects.

OFF-BALANCE SHEET ARRANGEMENTS

As of November 2, 2019, the Company did not have any material off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations consist primarily of operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs. During the thirty-nine weeks ended November 2, 2019, there were no material changes in the contractual obligations as of February 2, 2019, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

RECENT ACCOUNTING PRONOUNCEMENTS

The Company describes its significant accounting policies in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2018. Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” of the Notes to Condensed Consolidated Financial Statements included in “ITEM 1. FINANCIAL STATEMENTS (UNAUDITED),” of this Quarterly Report on Form 10-Q for recent accounting pronouncements the Company has adopted, including the dates of adoption and estimated effects on the Condensed Consolidated Financial Statements.

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

An impairment loss may be recognized when these undiscounted future cash flows are less than the carrying amount of the asset group. In the circumstance of impairment, any loss would be measured as the excess of the carrying amount of the asset group over its fair value. The fair value of the asset group is determined based on the highest and best use of the asset group, which may include consideration of market rent for the lease right–of–use assets included in the asset group. The Company also may utilize assumptions related to projected store cash flows when estimating the fair value of impaired assets.

If actual results are not consistent with the estimates and assumptions used, there may be a material impact on the Company’s financial condition or results of operation.

Store assets that were tested for impairment and not impaired during the thirteen weeks ended November 2, 2019, had long-lived assets with a net book value of $69.7 million, which included $61.9 million of operating lease right-of-use assets as of November 2, 2019. These stores had undiscounted cash flows which were in the range of 100% to 150% of their respective net asset values.

Store assets that were impaired as of November 2, 2019 had a remaining net book value of $134.4 million, which included $128.1 million of operating lease right-of-use assets.

Leases
The Company’s lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term. The Company’s lease liabilities represent the Company’s obligation to make lease payments arising from the lease. On the lease commencement date, the Company recognizes an asset for the right to use a leased asset and a liability based on the present value of remaining lease payments over the lease term on the Condensed Consolidated Balance Sheets.

In measuring the Company’s lease liabilities, the remaining lease payments are discounted to present value using a discount rate. As the rates implicit in the Company's leases are not readily determinable, the Company uses its incremental borrowing rate based on the transactional currency of the lease and the lease term for the initial measurement of the lease right-of-use asset and liability. For leases existing before the adoption of the new lease accounting standard, the Company used its incremental borrowing rate as of the date of adoption, determined using the remaining lease term as of the date of adoption. For leases commencing on or after the adoption of the new lease accounting standard, the incremental borrowing rate is determined using the remaining lease term as of the lease commencement date.

The Company estimates its incremental borrowing rate on a quarterly basis, based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

The Company does not expect material changes to the underlying assumptions used to measure its lease liabilities as of November 2, 2019.

An increase or decrease of 10% in the Company’s weighted-average discount rate as of November 2, 2019, would impact both the Company’s total assets and total liabilities by less than 1% and would not have a material impact on the Company’s pre-tax income for Fiscal 2019.

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q includes discussion of certain financial measures under “RESULTS OF OPERATIONS” on both a GAAP and a non-GAAP basis. The Company believes that each of the non-GAAP financial measures presented in this “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” is useful to investors as it provides a meaningful basis to evaluate the Company’s operating performance excluding the effect of certain items that the Company believes do not reflect its future operating outlook, such as certain flagship asset impairment charges, and thereby supplements investors’ understanding of comparability of operations across periods. Management used these non-GAAP financial measures during the periods presented to assess the Company’s performance and to develop expectations for future operating performance. These non-GAAP financial measures should be used as a supplement to, and not as an alternative to, the Company’s GAAP financial results, and may not be calculated in the same manner as similar measures presented by other companies.

Comparable sales

The Company provides comparable sales, defined as the year-over-year percentage change in the aggregate of (1) sales for stores that have been open as the same brand at least one year and whose square footage has not been expanded or reduced by more than 20% within the past year, with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations, and (2) digital sales with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations. Comparable sales exclude revenue other than store and digital sales. Management uses comparable sales to understand the drivers of year-over-year changes in net sales as well as a performance metric for certain performance-based restricted stock units. The Company believes comparable sales is a useful metric as it can assist investors in distinguishing the portion of the Company’s revenue attributable to existing locations from the portion attributable to the opening or closing of stores. The most directly comparable GAAP financial measure is change in net sales.

Excluded items

The following financial measures are disclosed on a GAAP and on an adjusted non-GAAP basis excluding the following items, as applicable:

Financial measures (1)	Excluded items
Marketing, general and administrative expense	Benefit and net charges related to certain legal matters
Asset impairment, exclusive of flagship store exit charges	Flagship asset impairment charges
Operating income (loss)	Benefit and net charges related to certain legal matters and flagship asset impairment charges
Net income (loss) and net income (loss) per share attributable to A&F (2)
Benefits and charges related to certain legal matters; flagship asset impairment charges; discrete net tax charges related to the Tax Cuts and Jobs Act of 2017; and the tax effect of pre-tax excluded items

(1)	Certain of these financial measures are also expressed as a percentage of net sales.

(2)
The Company also presents income tax (benefit) expense and the effective tax rate on both a GAAP and on an adjusted non-GAAP basis excluding the items listed under “Operating income (loss),” as applicable, in the table above and discrete net tax charges related to the Act. The tax effect of excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis.

Financial information on a constant currency basis

The Company provides certain financial information on a constant currency basis to enhance investors’ understanding of underlying business trends and operating performance by removing the impact of foreign currency exchange rate fluctuations. Management also uses financial information on a constant currency basis to award employee performance-based compensation. The effect from foreign currency exchange rates, calculated on a constant currency basis, is determined by applying the current period’s foreign currency exchange rates to the prior year’s results and is net of the year-over-year impact from hedging. The per diluted share effect from foreign currency exchange rates for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018 is calculated using a 27% effective tax rate.

A reconciliation of constant currency financial measures for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018 follows:

(in thousands, except change in net sales, gross profit rate, operating margin and per share data)	Thirteen Weeks Ended			Thirty-nine Weeks Ended
Net sales	November 2, 2019	November 3, 2018	% Change	November 2, 2019	November 3, 2018	% Change
GAAP	$863,472	$861,194	0%	$2,438,522	$2,434,507	0%
Impact from changes in foreign currency exchange rates	—	(8,302)	1%	—	(34,547)	1%
Net sales on a constant currency basis	$863,472	$852,892	1%	$2,438,522	$2,399,960	2%

Gross profit (1)	November 2, 2019	November 3, 2018	BPS Change (2)	November 2, 2019	November 3, 2018	BPS Change (2)
GAAP	$518,931	$527,819	(120)	$1,461,654	$1,477,059	(80)
Impact from changes in foreign currency exchange rates	—	(8,531)	40	—	(25,001)	20
Gross profit on a constant currency basis	$518,931	$519,288	(80)	$1,461,654	$1,452,058	(60)

Operating income (loss)	November 2, 2019	November 3, 2018	BPS Change (2)	November 2, 2019	November 3, 2018	BPS Change (2)
GAAP	$14,479	$39,680	(290)	$(52,263)	$(2,300)	(200)
Excluded items (3)	(10,468)	3,005	(150)	(10,468)	(11,266)	10
Adjusted non-GAAP	$24,947	$36,675	(140)	$(41,795)	$8,966	(210)
Impact from changes in foreign currency exchange rates	—	(5,406)	60	—	(12,036)	50
Adjusted non-GAAP on a constant currency basis	$24,947	$31,269	(80)	$(41,795)	$(3,070)	(160)

Net income (loss) per diluted share attributable to Abercrombie & Fitch Co.	November 2, 2019	November 3, 2018	$ Change	November 2, 2019	November 3, 2018	$ Change
GAAP	$0.10	$0.35	$(0.25)	$(0.67)	$(0.33)	$(0.34)
Excluded items, net of tax (3)	(0.12)	0.02	(0.14)	(0.12)	(0.16)	0.04
Adjusted non-GAAP	$0.23	$0.33	$(0.10)	$(0.55)	$(0.17)	$(0.38)
Impact from changes in foreign currency exchange rates	—	(0.06)	0.06	—	(0.13)	0.13
Adjusted non-GAAP on a constant currency basis	$0.23	$0.27	$(0.04)	$(0.55)	$(0.31)	$(0.24)

(1)	Gross profit is derived from cost of sales, exclusive of depreciation and amortization.

(2)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

(3)	Refer to “RESULTS OF OPERATIONS” for details on excluded items.

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

The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.8 million and $2.4 million for the thirteen and thirty-nine weeks ended November 2, 2019, respectively, and realized gains of $0.8 million and $2.3 million for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, which are recorded in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Rabbi Trust assets are included in other assets on the Condensed Consolidated Balance Sheets as of November 2, 2019 and February 2, 2019, and are restricted in their use as noted above.

Interest rate risks

As of November 2, 2019, the Company has approximately $243.3 million in gross borrowings outstanding under its Term Loan Facility and no borrowings outstanding under its Amended ABL Facility. The Credit Facilities carry interest rates that are tied to LIBO rate, or an alternate base rate, plus a margin. The interest rate on the Term Loan Facility has a 100 basis point LIBO rate floor, and assuming no changes in the Company’s financial structure as it stands, an increase in the interest rate on borrowings under the Term Loan Facility as of November 2, 2019 of 100 basis points would increase Fiscal 2019 annual interest expense by approximately $2.5 million. This hypothetical analysis for Fiscal 2019 may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under the Company’s Credit Facilities. The expected transition from the widespread use of LIBO rate to alternative rates over the next several years is not expected to have a material impact on interest expense on borrowings outstanding under the Company’s Credit Facilities.

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

A&F and its subsidiaries have exposure to changes in foreign currency exchange rates associated with foreign currency transactions and forecasted foreign currency transactions, including the sale of inventory between subsidiaries and foreign-currency-denominated assets and liabilities. The Company has established a program that primarily utilizes foreign currency exchange forward contracts to partially offset the risks associated with the effects of certain foreign currency transactions and forecasted transactions. Under this program, increases or decreases in foreign currency exchange rate exposures are partially offset by gains or losses on foreign currency exchange forward contracts, to mitigate the impact of foreign currency exchange gains or losses. The Company does not use forward contracts to engage in currency speculation. All outstanding foreign currency exchange forward contracts are recorded at fair value at the end of each fiscal period. Refer to Note 11, “DERIVATIVE INSTRUMENTS,” for the fair value of outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of November 2, 2019 and February 2, 2019.

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. Such a hypothetical devaluation would decrease derivative contract fair values by approximately $35.6 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair value would be largely offset by the net change in fair values of the underlying hedged items.

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended November 2, 2019. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of November 2, 2019, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in internal control over financial reporting

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended November 2, 2019 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

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

The Company’s risk factors as of November 2, 2019 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the third quarter of Fiscal 2019 that were not registered under the Securities Act of 1933, as amended.

The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen weeks ended November 2, 2019:

Period (Fiscal Month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (3)
August 4, 2019 through August 31, 2019	1,967	$15.77	—	5,027,107
September 1, 2019 through October 5, 2019	284,915	$13.90	279,200	4,747,907
October 6, 2019 through November 2, 2019	136,745	$14.05	132,461	4,615,446
Total	423,627	$13.96	411,661	4,615,446

(1)	11,966 shares of A&F’s Common Stock purchased during the thirteen weeks ended November 2, 2019 represented shares withheld for tax payments due upon the vesting of employee restricted stock units.

(2)
Amounts represent shares of A&F’s Common Stock repurchased during the thirteen weeks ended November 2, 2019 pursuant to A&F’s publicly announced stock repurchase authorizations. On August 14, 2012, A&F’s Board of Directors authorized the repurchase of 10.0 million shares of A&F’s Common Stock, which was announced on August 15, 2012. On June 12, 2019, A&F’s Board of Directors authorized the repurchase of an additional 5.0 million shares of A&F’s Common Stock, which was announced on June 12, 2019. As of November 2, 2019, no shares remain available for repurchase under the August 14, 2012 repurchase authorization.

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

ABERCROMBIE & FITCH CO.
Date: December 11, 2019	By	/s/ Scott Lipesky
Scott Lipesky
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)