Form 10-K
period 2020-02-01
ABERCROMBIE & FITCH CO /DE/
filed 2020-03-31
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
    Commission file number 001-12107
Abercrombie & Fitch Co.
(Exact name of registrant as specified in its charter)

Delaware			31-1469076
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

6301 Fitch Path	New Albany	Ohio	43054
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (614) 283-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 Par Value	ANF	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ¨  No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ¨  No
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).     ☒  Yes    ¨  No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒    No
Aggregate market value of the Registrant’s Class A Common Stock (the only outstanding common equity of the Registrant) held by non-affiliates of the Registrant (for this purpose, executive officers and directors of the Registrant are considered affiliates) as of August 2, 2019: $1,094,286,286.
Number of shares outstanding of the Registrant’s common stock as of March 25, 2020: 61,597,673 shares of Class A Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be held on May 20, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K. Portions of the Registrant’s Annual Report on Form 10-K for Fiscal 2018, filed with the SEC on April 1, 2019, are incorporated by reference into Part II of this Annual Report on Form 10-K.

PART I

Item 1.    Business

GENERAL

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as the “Company” and “we”), is a global multi-brand omnichannel specialty retailer, whose products are sold primarily through its Company-owned store and digital channels, as well as through various third-party wholesale, franchise and licensing arrangements. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids under the Hollister, Abercrombie & Fitch and abercrombie kids brands. The brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style. The Company primarily has operations in North America, Europe and Asia, among other regions.

The Company’s fiscal year ends on the Saturday closest to January 31. This typically results in a fifty-two-week year, but occasionally gives rise to an additional week, resulting in a fifty-three-week year. Fiscal years are designated in the Consolidated Financial Statements and notes thereto, as well as the remainder of this Annual Report on Form 10-K, by the calendar year in which the fiscal year commenced. All references herein to the Company’s fiscal years are as follows:

Fiscal year	Year ended	Number of weeks
Fiscal 2015	January 30, 2016	52
Fiscal 2016	January 28, 2017	52
Fiscal 2017	February 3, 2018	53
Fiscal 2018	February 2, 2019	52
Fiscal 2019	February 1, 2020	52
Fiscal 2020	January 30, 2021	52

For additional information about the Company’s business see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” as well as “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” of this Annual Report on Form 10-K. Additionally, a five-year summary of certain financial and operating information can be found in “ITEM 6. SELECTED FINANCIAL DATA” of this Annual Report on Form 10-K.

Recent developments - COVID-19

As a result of the current outbreak of coronavirus disease (“COVID 19”), in January 2020, the Company began to experience business disruptions in the Asia-Pacific region, including the temporary closure of stores in China and the surrounding area, modified operating hours in certain stores that remained open, and a decline in traffic. In late February 2020, the situation escalated as the scope of COVID-19 worsened beyond the Asia-Pacific region, with Europe and the United States experiencing significant outbreaks. In March 2020, the COVID-19 outbreak was declared to be a global pandemic by the World Health Organization. In response to COVID-19, certain governments have imposed travel restrictions and local statutory quarantines. The Company is monitoring and reacting to the COVID-19 situation on a daily basis, including by conforming to local government and global health organizations’ guidance; implementing global travel restrictions; and recommending associates who are able to perform their role remotely to do so.

With the wellbeing of the Company’s customers, associates and business partners in mind, the Company temporarily closed its Company-operated stores across brands in North America and Europe, effective March 15, 2020 and March 16, 2020, respectively, and expects these stores to remain closed until further notice. The majority of the Company’s stores in the Asia-Pacific region have reopened, although many with temporarily reduced operating hours. The Company plans to follow the guidance of local governments and health organizations to determine when it can reopen these stores and to evaluate whether further store closures in the Asia-Pacific region will be necessary. As the situation continues to evolve rapidly, the Company is not currently able to predict the timing of store reopenings, which may occur on a location-by-location basis.

The Company’s robust digital operations across brands remain open to serve the Company’s customers during this unprecedented period of temporary store closures.

The Company is monitoring the impacts COVID-19 has had, and continues to have, on its global supply chain, including potential disruptions of product deliveries. The Company sources the majority of its merchandise outside of the U.S. through arrangements with vendors primarily located in southeast Asia. In order to complete production, these vendors’ manufacturing factories are dependent on raw materials from fabric mills that are primarily located in the Asia-Pacific region. The Company is collaborating with its third-party partners to mitigate significant delays in delivery of merchandise, as certain factories have been closed, and certain other factories are operating at a limited capacity.

The Company entered this period of uncertainty with a healthy liquidity position and is taking immediate, aggressive and prudent actions, including reevaluating all expenditures, to enhance the Company’s ability to meet the business’ short-term liquidity needs, in order to best position the business for its key stakeholders, including the Company’s associates, customers and shareholders. As a precautionary measure, in March 2020, the Company borrowed $210 million under its asset-based revolving credit facility to improve its cash position and withdrew the majority of excess funds from the Company’s overfunded Rabbi Trust assets, which provided the Company with $50 million of additional cash. The Company continues to partner with its vendors, landlords, and lenders to preserve liquidity and mitigate risk during this unprecedented COVID-19 outbreak. In addition, the Company is actively monitoring and assessing the rapidly emerging government policy and economic stimulus responses to COVID-19.

The Company has seen, and expects to continue to see material reductions in sales across brands and regions as a result of COVID-19. In addition, these reductions in revenue have not been offset by proportional decreases in expense, as the Company continues to incur store occupancy costs such as operating lease costs and depreciation expense, and certain other costs such as compensation and administrative expenses, resulting in a negative effect on the relationship between the Company’s costs and revenues.

In addition, the Company could experience other material impacts as a result of COVID-19, including, but not limited to, charges from potential adjustments of the carrying amount of inventory, asset impairment charges, deferred tax valuation allowances and changes in the effectiveness of its hedging instruments.

The current circumstances are dynamic and the impacts of COVID-19 on the Company’s business operations, including the duration and impact on overall customer demand, cannot be reasonably estimated at this time, although the Company anticipates COVID-19 will have a material adverse impact on its business, results of operations, financial condition and cash flows in Fiscal 2020.

For further information about COVID-19, refer to  “ITEM 1A. RISK FACTORS,” “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and Note 22, “SUBSEQUENT EVENTS,” of the Notes to the Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA,” of this Annual Report on Form 10-K.

BRANDS AND SEGMENT INFORMATION

The Company’s brands are as follows:

Brand	Description
Hollister
The quintessential apparel brand of the global teen consumer, Hollister Co. believes in liberating the spirit of an endless summer inside everyone.  At Hollister, summer isn’t just a season, it’s a state of mind. Hollister creates carefree style designed to make all teens feel celebrated and comfortable in their own skin, so they can live in a summer mindset all year long, whatever the season. Hollister also carries an intimates brand, Gilly Hicks by Hollister, which offers intimates, loungewear and sleepwear. Its products are designed to invite everyone to embrace who they are underneath it all.

Abercrombie & Fitch
Abercrombie & Fitch believes that every day should feel as exceptional as the start of the long weekend. Since 1892, the brand has been a specialty retailer of quality apparel, outerwear and fragrance - designed to inspire our global customers to feel confident, be comfortable and face their Fierce.

abercrombie kids
A global specialty retailer of quality, comfortable, made-to-play favorites, abercrombie kids sees the world through kids’ eyes, where play is life and every day is an opportunity to be anything and better everything.

The Company determines its segments after taking into consideration a variety of factors, including its organizational structure and the basis that it uses to allocate resources and assess performance. The Company’s two operating segments as of February 1, 2020 are brand-based: Hollister and Abercrombie, the latter of which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. These operating segments have similar economic characteristics, classes of consumers, products, production and distribution methods, operate in the same regulatory environments, and have been aggregated into one reportable segment. Additional information concerning the Company’s segment and geographic information is contained in Note 18, “SEGMENT REPORTING” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

STRATEGY AND KEY BUSINESS PRIORITIES

Navigating COVID-19

The Company is currently focused on navigating the recent challenges presented by COVID-19, primarily by:

•	Prioritizing digital operations to serve the Company’s customers during this unprecedented period of temporary store closures; and

•
Preserving liquidity and managing cash flow by taking immediate, aggressive and prudent actions, including reevaluating all expenditures, to enhance the Company’s ability to meet the business’ short-term liquidity needs, in order to best position the business for the Company’s key stakeholders, including its associates, customers and shareholders.

Long-term strategy

As the COVID-19 situation allows, the Company continues to evaluate opportunities to make progress on initiatives that position the business for sustainable long-term growth that align with its strategic pillars on a market-by-market basis. The Company remains committed to putting its customers at the center of everything that it does and meeting its customers’ needs whenever, wherever and however they choose to shop. In a rapidly evolving retail landscape, the Company works to accomplish this through:

•	Inspiring customers;

•	Innovating relentlessly; and

•	Developing leaders.

The following initiatives serve as a framework to achieving the Company’s long-term operating margin target, predicated on total sales growth, gross profit rate expansion and operating expense leverage:

•
Continue to make progress against our stated transformation initiatives, including: optimizing our global store network; enhancing digital and omnichannel capabilities; increasing the speed and efficiency of our concept-to-customer product life cycle; and improving our customer engagement;

•
Address market opportunities for our brands across Europe and Asia through the ongoing build-out of our London and Shanghai teams, which are focused on providing localized product and marketing. These teams, and the rollout of new store experiences in underpenetrated international markets, support our long-term vision of becoming one of the leading global omnichannel apparel retailers in the world;

•	Grow abercrombie kids and Gilly Hicks by Hollister by increasing domestic and international awareness through new store experiences, engaging product launches and thoughtful marketing; and

•
Leverage data analytics to retrieve timely, customer insights that will evolve markdown and size optimization, accelerate responsiveness to customer demands, introduce additional personalization measures and improve customer engagement.

OVERVIEW OF OPERATIONS

Omnichannel initiatives

As customer shopping preferences continue to shift and customers increasingly shop across multiple channels, the Company aims to create best-in-class customer experiences and grow total company profitability by delivering improvements through a continuous test-and-learn approach. Although stores continue to be the primary fulfillment point for orders, the Company believes that the customers’ experience in its stores is complemented by its omnichannel capabilities, a few of which include:

•
Purchase-Online-Pickup-in-Store, allowing customers to purchase merchandise through one of the Company’s websites or mobile apps and pick-up the merchandise in store, which often times drives incremental in-store sales;

•	Order-in-Store, allowing customers to shop the brands’ in-store and online offering while in-store;

•	Reserve-in-Store, allowing customers to reserve merchandise online and try it on in-store before purchase;

•	Ship-from-Store, which allows the Company to ship in-store merchandise to customers and increases inventory productivity; and

•	Cross-channel returns, allowing customers to return merchandise purchased through one channel to a different channel.

The Company also believes that its loyalty programs, Hollister’s Club Cali® and Abercrombie’s myAbercrombie®, are important parts of its omnichannel strategy as the Company aims to seamlessly interact and connect with customers across all touchpoints through members-only offers, items and experiences. Under these programs, customers accumulate points primarily based on purchase activity and earn rewards as points are converted at certain thresholds. These rewards can be redeemed for merchandise discounts either in-store or online. The loyalty programs continue to provide timely customer insights, creating stronger customer engagement while driving a higher average level of customer spend.

Store operations

The Company continues to invest in stores, with Hollister and Abercrombie launching new store prototypes, which are open and inviting, and include accommodating features such as innovative fitting rooms and omnichannel capabilities. These new store prototypes are tailored to reflect the personality of each brand, with unique furniture, fixtures, music and scent adding to a rich brand experience. The Company’s stores continue to play an essential role in creating brand awareness serving as physical gateways to the brands. Stores also serve as local hubs for online engagement as the Company continues to grow its omnichannel capabilities to create seamless shopping experiences.

The Company continues to evaluate and manage its store fleet through its ongoing global store network optimization initiative and has taken actions to optimize store productivity by remodeling, right-sizing or relocating stores to smaller square footage locations, and closing stores.

All of the retail stores operated by the Company, as of February 1, 2020, are located in leased facilities, primarily in shopping centers. These leases generally have initial terms of between five and ten years. Certain leases also include early termination options, which can be exercised under specific conditions. The leases expire at various dates, between 2020 and 2031.

As of February 1, 2020, the Company operated 854 retail stores as detailed in the table below:

	Hollister (1)	Abercrombie (2)	Total
Europe	109	20	129
Asia	30	21	51
Canada	10	7	17
Middle East	6	4	10
International	155	52	207
United States	391	256	647
Total	546	308	854

(1)	Excludes nine international franchise stores and 17 U.S. Company-operated temporary stores as of February 1, 2020.

(2)
Includes Abercrombie & Fitch and abercrombie kids brands. Locations with abercrombie kids carveouts within Abercrombie & Fitch stores are represented as a single store count. Excludes seven international franchise stores and eight U.S. Company-operated temporary stores as of February 1, 2020.

For store count and gross square footage by brand and geographic region as of February 1, 2020 and February 2, 2019, refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Digital operations

In order to create a more seamless shopping experience for its customers, the Company continues to invest in its digital infrastructure. The Company has the capability to ship merchandise to customers in more than 120 countries and process transactions in 29 currencies and through 28 forms of payment globally. The Company operates desktop and mobile websites for its brands globally, which are available in various local languages, and four mobile apps. In addition, in its efforts to expand its international brand reach, the Company also partners with certain third-party e-commerce platforms. Mobile engagement continues to grow, with over 80% of the Company’s digital traffic generated from mobile devices in Fiscal 2019. To improve the overall mobile experience, the Company continues to develop and expand its mobile capabilities, including streamlined checkout and increased ease of navigation.

Wholesale, franchise and licensing operations

The Company continues to expand its international brand reach, create brand awareness and develop local expertise through various wholesale, franchise and licensing arrangements. As of February 1, 2020, the Company had seven wholesale partnerships, primarily internationally. As of February 1, 2020, the Company’s franchisees operated 16 international franchise stores across the brands located in Mexico, Qatar and Saudi Arabia.

SOURCING OF MERCHANDISE INVENTORY

The Company works with its network of third-party vendors to supply compelling, on-trend and high-quality product assortments to its customers. These vendors are expected to respect local laws and have committed to follow the standards set forth in the Company’s Vendor Code of Conduct, which details the Company’s dedication to human rights, labor rights, environmental responsibility and workplace safety.

The Company sourced merchandise through approximately 120 vendors located in 18 countries, including the United States (“U.S.”), during Fiscal 2019. The Company’s largest vendor accounted for approximately 11% of merchandise sourced in Fiscal 2019, based on the cost of sourced merchandise. The Company believes its product sourcing is appropriately distributed among vendors.

Refer to Note 5, “INVENTORIES,” for a summary of inventory sourced based on vendor location and dollar cost of merchandise receipts during Fiscal 2019.

DISTRIBUTION OF MERCHANDISE INVENTORY

The Company’s distribution network is built to deliver inventory to Company-operated and international franchise stores and fulfill digital and wholesale orders with speed and efficiency. Generally, merchandise is shipped directly from vendors to the Company’s distribution centers, where it is received and inspected before being shipped to the Company’s stores or its digital or wholesale customers.

The Company relies on its distribution centers to manage the receipt, storage, sorting, packing and distribution of its merchandise. Additional information pertaining to certain of the Company’s distribution centers as of February 1, 2020 follows:

Location	Company-owned or third-party
New Albany, Ohio	Company-owned
New Albany, Ohio	Company-owned
Bergen op Zoom, Netherlands	Third-party
Shanghai, China	Third-party
Hong Kong Special Administrative Region (“SAR”), China	Third-party

In addition, during the fourth quarter of Fiscal 2019, the Company entered into a nine-year service and distribution agreement for a facility to be located in the Phoenix, Arizona area, with services expected to commence in Fiscal 2021.

The Company primarily uses one contract carrier to ship merchandise and related materials to its North American customers, and several contract carriers for its international customers.

COMPETITION

The Company operates in a rapidly evolving and highly competitive retail business environment. Competitors include: individual and chain specialty apparel retailers; local, regional, national and international department stores; discount stores; and online- exclusive businesses. Additionally, the Company competes for consumers’ discretionary spend with businesses in other product and experiential categories such as technology, restaurants, travel and media content.

The Company competes primarily on the basis of differentiating its brands from competition through: product, higher quality and increased newness; brand voice, amplifying and consolidating brand messaging; and experience, investing in immersive, participatory omnichannel shopping environments.

Operating in a highly competitive industry environment can cause the Company to engage in greater than expected promotional activity, which would result in pressure on average unit retail and gross profit. Refer to “ITEM 1A. RISK FACTORS - Our failure to operate in a highly competitive and constantly evolving industry could have a material adverse impact on our business” of this Annual Report on Form 10-K for further discussion of the potential impacts competition may have on the Company.

SEASONAL BUSINESS

Historically, the Company’s operations have been seasonal in nature and consist of two principal selling seasons: the spring season, which includes the first and second fiscal quarters and the fall season, which includes the third and fourth fiscal quarters. The Company experiences its greatest sales activity during the fall season, the third and fourth fiscal quarters, due to Back-to-School and Holiday sales periods, respectively. Refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K for further discussion.

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

INFORMATION SYSTEMS

The Company’s Company-owned and third-party operated management information systems consist of a full range of retail, merchandising, human resource and financial systems. These systems include applications related to point-of-sale, digital operations, inventory management, supply chain, planning, sourcing, merchandising, payroll, scheduling and financial reporting. The Company continues to invest in technology to upgrade its core systems to create efficiencies, such as size and markdown optimization tools, and to support its digital operations, omnichannel capabilities, customer relationship management tools and loyalty programs.

WORKING CAPITAL

Refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K for a discussion of the Company’s cash requirements and sources of cash available for working capital needs and investment opportunities.

ASSOCIATE RELATIONS

As of February 1, 2020, the Company employed approximately 44,000 associates, of whom approximately 36,000 were part-time associates. On average, the Company employed approximately 14,000 full-time equivalents during Fiscal 2019.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers serve at the pleasure of the Board of Directors of the Company. Set forth below is certain information regarding the executive officers of the Company as of March 25, 2020:

Fran Horowitz, Chief Executive Officer and Director

Age: 56

Executive Roles:
•
Chief Executive Officer, Principal Executive Officer and Director (since February 2017)
•
Former member of the Office of the Chairman of the Company, which was formed in December 2014 to allow for effective management of the Company during a transition in leadership until it was dissolved in February 2017 upon Ms. Horowitz’s appointment as Chief Executive Officer
•
Former President and Chief Merchandising Officer for all brands of the Company (December 2015 - February 2017) and former Brand President of Hollister (October 2014 - December 2015)
•
Former President of Ann Taylor Loft, a division of Ascena Retail Group, the parent company of specialty retail fashion brands in North America (October 2013 - October 2014)
•
Formerly held various roles at Express, Inc., a specialty apparel and accessories retailer of women’s and men’s merchandise (February 2005 - November 2012), including Executive Vice President of Women’s Merchandising and Design (May 2010 - November 2012)
•
Formerly held various merchandising roles at Bloomingdale’s and various positions at Bergdorf Goodman, Bonwit Teller and Saks Fifth Avenue

Other Leadership Roles:
•
Member of the Board of Directors of SeriousFun Children’s Network, Inc., a Connecticut non-profit corporation that provides specially-adapted camp experiences for children with serious illnesses and their families, free of charge, globally (since March 2017)
•
Member of the Columbus Partnership, a non-profit organization of chief executive officers from leading businesses and institutions in Columbus, Ohio, with the goal of improving economic development in the city that is home to the Company (since May 2018)
•
Member of the Board of Directors of Chief Executives for Corporate Purpose (CECP), a CEO-led coalition that helps companies transform their social strategy by providing customized resources (since October 2019)

John M. Gabrielli, Senior Vice President, Chief Human Resource Officer

Age: 50

Executive Roles:
•
Senior Vice President, Chief Human Resource Officer (since August 2017)
•
Formerly held various roles in human resources, with increasing responsibility with the Company (since March 2007) including rising to the position of Senior Vice President, Human Resources (January 2015 - August 2017)
•
Formerly held various corporate and field-based human resources positions at Kohl’s Corporation, a department store operator, (November 2003 - March 2007), including Vice President of Human Resources.
•
Formerly held various human resources, finance and merchandising roles for the May Department Stores Company and American Eagle Outfitters, Inc., including Director of Corporate Recruiting at American Eagle Outfitters, Inc. (August 2002 - November 2003)

Other Leadership Roles:
•
Member of the Board of Directors of Flying Horse Farms, a medical specialty camp that provides healing, transformative experiences for children with serious illnesses and their families—free of charge (since March 2018)

Gregory J. Henchel, Senior Vice President, General Counsel and Corporate Secretary

Age: 52

Executive Roles:
•
Senior Vice President, General Counsel and Corporate Secretary (since October 2018)
•
Former Executive Vice President, Chief Legal Officer and Secretary of HSNi, a $3 billion multi-channel retailer (February 2010 - December 2017)
•
Former Senior Vice President and General Counsel of Tween Brands, Inc., a specialty retailer (October 2005 - February 2010) and served as that company’s Secretary (August 2008 - February 2010)
•
Formerly held various roles at Cardinal Health, Inc., a global medical device, pharmaceutical and healthcare technology company, including Assistant General Counsel of Cardinal Health (2001 - October 2005), and Senior Litigation Counsel (May 1998 - 2001)
•
Formerly held position as a litigation associate with the law firm of Jones Day (September 1993 - May 1998)

Scott D. Lipesky, Senior Vice President and Chief Financial Officer

Age: 45

Executive Roles:
•
Senior Vice President and Chief Financial Officer of the Company, as well as Principal Financial Officer and Principal Accounting Officer of the Company (since October 2017)
•
Prior to rejoining the Company, formerly served as Chief Financial Officer of American Signature, Inc., a privately-held home furnishings company (October 2016 - October 2017)
•
Formerly held various leadership roles and finance positions with the Company (November 2007 - October 2016) including: Chief Financial Officer, Hollister Brand, (September 2014 - October 2016); Vice President, Merchandise Finance (March 2013 - September 2014); Vice President, Financial Planning and Analysis (November 2012 - March 2013); and Senior Director, Financial Planning and Analysis (November 2010 - November 2012)
•
Former Corporate Finance Director with FTI Consulting Inc., a global financial services advisory firm
•
Former Director of Corporate Business Development with The Goodyear Tire & Rubber Company
•
Formerly held position as a Certified Public Accountant with PricewaterhouseCoopers LLP

Kristin Scott, President, Global Brands

Age: 52

Executive Roles:
•
President, Global Brands of the Company (since November 2018)
•
Former Brand President of Hollister (August 2016 - November 2018)
•
Formerly held senior positions at Victoria’s Secret, a specialty retailer of women’s intimate and other apparel which sells products at Victoria’s Secret stores and online, ( December 2007 - April 2016), including: Executive Vice President, General Merchandise Manager (March 2013 - April 2016); Senior Vice President, General Merchandise Manager (March 2009 - March 2013); and Senior Vice President, General Merchandise Manager - Stores (December 2007 - March 2009)
•
Formerly held various planning and merchandising positions at Gap Inc., Target, and Marshall Fields.

ENVIRONMENTAL MATTERS

Historically, compliance with regulations related to the discharge of materials into the environment or otherwise relating to the protection of the environment have not had a material effect upon the Company’s capital expenditures, earnings, or competitive position. In addition, as of February 1, 2020, the Company did not have any material commitments related to compliance with regulations related to environmental matters.

The current circumstances and precautionary government regulations made in response to COVID-19 are dynamic. There remains significant uncertainty as to the ultimate impact that compliance with government regulations made in response to COVID-19 and protecting the environment will have on the Company’s earnings and capital expenditures. Refer to “ITEM 1A. RISK FACTORS” and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," of this Annual Report on Form 10-K for discussion of the potential impacts environmental matters may have on the Company, including further discussion of COVID-19.

OTHER INFORMATION

The Company makes available free of charge on its website, corporate.abercrombie.com, under the “Investors, Financials, SEC Filings,” section, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). The Company also makes available free of charge in the same section of its website the definitive proxy materials filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after the Company electronically files such proxy materials with the SEC. The SEC maintains a website that contains electronic filings by the Company and other issuers at www.sec.gov.

The Company has included certain of its website addresses throughout this filing as textual references only. The information contained within these websites is not incorporated into this Annual Report on Form 10-K.

Item 1A. Risk Factors

FORWARD-LOOKING STATEMENTS AND RISK FACTORS.

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by us, our management or our spokespeople involve risks and uncertainties and are subject to change based on various factors, many of which may be beyond our control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend” and similar expressions may identify forward-looking statements. Except as may be required by applicable law, we assume no obligation to publicly update or revise any forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.

The current outbreak of COVID-19 has caused business disruption beginning in January 2020. In March 2020, the COVID-19 outbreak was declared to be a global pandemic by the World Health Organization. Further, the Company has seen, and expects to continue to see a direct, material adverse impact to sales and operations as a result of COVID-19. The rapidly evolving COVID-19 situation also poses various risks to the Company, certain of which are detailed throughout this Item 1A. Risk Factors. Any one of these risks, or a combination of risks could result in further adverse impacts on the Company’s business, results of operations, financial condition and cash flows. In addition, the following factors, categorized by the primary nature of the associated risk, could affect our financial performance and cause actual results to differ materially from those expressed or implied in any of the forward-looking statements.

Macroeconomic and industry risks include:

•
Changes in global economic and financial conditions, and the resulting impact on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits could have a material adverse impact on our business;

•	Failure to engage our customers, anticipate customer demand and changing fashion trends, and manage our inventory commensurately could have a material adverse impact on our business;

•	Our failure to operate in a highly competitive and constantly evolving industry could have a material adverse impact on our business;

•	Fluctuations in foreign currency exchange rates could have a material adverse impact on our business;

•	Our ability to attract customers to our stores depends, in part, on the success of the shopping malls or area attractions that our stores are located in or around;

•	The impact of war, acts of terrorism, mass casualty events or civil unrest could have a material adverse impact on our business; and

•
The impact of extreme weather, infectious disease outbreaks, including COVID-19, and other unexpected events could result in an interruption to our business, as well as to the operations of our third-party partners, and have a material adverse impact on our business.

Strategic risks include:

•
Failure to successfully develop an omnichannel shopping experience, a significant component of our growth strategy, or failure to successfully invest in customer, digital and omnichannel initiatives could have a material adverse impact on our business;

•	Our failure to optimize our global store network could have a material adverse impact on our business; and

•
Our failure to execute our international growth strategy successfully and inability to conduct business in international markets as a result of legal, tax, regulatory, political and economic risks could have a material adverse impact on our business.

Operational risks include:

•	Failure to protect our reputation could have a material adverse impact on our business;

•	If our information technology systems are disrupted or cease to operate effectively it could have a material adverse impact on our business;

•	We may be exposed to risks and costs associated with cyber-attacks, data protection, credit card fraud and identity theft that could have a material adverse impact on our business;

•	Our reliance on our distribution centers makes us susceptible to disruptions or adverse conditions affecting our supply chain;

•	Changes in the cost, availability and quality of raw materials, labor, transportation, and trade relations could have a material adverse impact on our business;

•
We depend upon independent third parties for the manufacture and delivery of all our merchandise, and a disruption of the manufacture or delivery of our merchandise could have a material adverse impact on our business; and

•
We rely on the experience and skills of our executive officers and associates, and the failure to attract or retain this talent, or effectively manage succession could have a material adverse impact on our business.

Legal, tax, regulatory and compliance risks include:

•	Fluctuations in our tax obligations and effective tax rate may result in volatility in our results of operations could have a material adverse impact on our business;

•	Our litigation exposure, or any securities litigation and shareholder activism, could have a material adverse impact on our business;

•	Failure to adequately protect our trademarks could have a negative impact on our brand image and limit our ability to penetrate new markets which could have a material adverse impact on our business;

•	Changes in the regulatory or compliance landscape could have a material adverse impact on our business; and

•
Our credit facilities include restrictive covenants that limit our flexibility in operating our business and our inability to obtain credit on reasonable terms in the future could have an adverse impact on our business.

The factors listed above are not our only risks. Additional risks may arise, and current evaluations of risks may change, which could lead to material, adverse effects on our business, operating results and financial condition. The following sets forth a description of the preceding risk factors that we believe may be relevant to an understanding of our business. These risk factors could cause actual results to differ materially from those expressed or implied in any of our forward-looking statements.

MACROECONOMIC AND INDUSTRY RISKS.

Changes in global economic and financial conditions, and the resulting impact on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits could have a material adverse impact on our business.

Our business depends on consumer demand for our merchandise. Consumer preferences and discretionary spending habits, including purchases of our merchandise, can be adversely impacted by recessionary periods and other periods where disposable income is adversely affected. Our performance is subject to factors that affect worldwide economic conditions including unemployment, consumer credit availability, consumer debt levels, reductions in net worth based on declines in the financial, residential real estate and mortgage markets, sales and personal income tax rates, fuel and energy prices, interest rates, consumer confidence in future economic and political conditions, consumer perceptions of personal well-being and security, the value of the U.S. Dollar versus foreign currencies and other macroeconomic factors.

Global uncertainty, such as the terms surrounding the United Kingdom’s recent exit from the European Union, uncertainty with respect to trade policies and COVID-19, has in the past, and could in the future, cause changes in consumer confidence and in consumers’ discretionary spending habits globally, resulting in a material adverse effect on our results of operations, liquidity and capital resources.

The economic conditions and factors described above could adversely impact our results of operations, liquidity and capital resources, and may exacerbate other risks within this section of Item 1A “Risk Factors.” Changes in economic conditions could also impact our ability to fund growth and/or result in our becoming reliant on external financing, the availability and cost of which may be uncertain.

Failure to engage our customers, anticipate customer demand and changing fashion trends, and manage our inventory commensurately could have a material adverse impact on our business.

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

We could also be at a competitive disadvantage if we are unable to leverage data analytics to retrieve timely, customer insights to appropriately respond to customer demands and improve customer engagement. Any of these events could significantly harm our operating results and financial condition.

In addition to our own execution, we also need to react to factors affecting inventory flow that are outside our control, such as natural disasters or other unforeseen events that may significantly impact anticipated customer demand as we have seen with COVID-19. If we are not able to adjust appropriately to such factors, our inventory management may be affected, which could adversely impact our performance and our reputation.

Our failure to operate in a highly competitive and constantly evolving industry could have a material adverse impact on our business.

The sale of apparel, personal care products and accessories for men, women and kids is a highly competitive business with numerous participants, including individual and chain specialty apparel retailers, local, regional, national and international department stores, discount stores and online-exclusive businesses. Proliferation of the digital channel within the last few years has encouraged the entry of many new competitors and an increase in competition from established companies. These increases in competition could reduce our ability to retain and grow sales, resulting in an adverse impact to our operating results and business.

We also face a variety of challenges in the highly competitive and constantly evolving retail industry, including:

•	anticipating and quickly responding to changing consumer shopping preferences better than our competitors;

•	maintaining favorable brand recognition and effective marketing of our products to consumers in several diverse demographic markets;

•	retaining customers, including our loyalty club members, as if we were to fail, it could result in increased marketing costs to acquire new customers;

•	developing innovative, high-quality merchandise in styles that appeal to consumers and in ways that favorably distinguish us from our competitors;

•	countering the aggressive pricing and promotional activities of many of our competitors without diminishing the aspirational nature of our brands and brand equity; and,

•
identifying and assessing disruptive innovation, by existing or new competitors, that could alter the competitive landscape by: improving the customer experience and heightening customer expectations; transforming supply chain and corporate operations through digital technologies and artificial intelligence; and enhancing management decision-making through use of data analytics to develop new, consumer insights.

In light of the competitive challenges we face, we may not be able to compete successfully in the future.

Fluctuations in foreign currency exchange rates could have a material adverse impact on our business.

Due to our international operations, we are exposed to foreign currency exchange rate risk with respect to our sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. In addition, certain of our subsidiaries transact in currencies other than their functional currency, including intercompany transactions, which results in foreign currency transaction gains or losses. Furthermore, we purchase substantially all of our inventory in U.S. Dollars. As a result, our sales, gross profit and gross profit rate from international operations will be negatively impacted during periods of a strengthened U.S. dollar relative to the functional currencies of our foreign subsidiaries, as was the case in Fiscal 2019.

Fluctuations in foreign currency exchange rates could adversely impact consumer spending, delay or prevent successful penetration into new markets or could adversely affect the profitability of our international operations. Certain events, such as the uncertainty as to the ultimate scope and duration of COVID-19, the uncertainty surrounding the terms of United Kingdom’s recent exit from the European Union and uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries, have increased global economic and political uncertainty in recent years and could result in volatility of foreign currency exchange rates as these events develop. For example, volatility of foreign currency exchange rates and changes in sales assumptions in response to COVID-19 has resulted in changes in the effectiveness of our hedging instruments, and we could see similar impacts in future periods.

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

If the popularity of shopping malls declines among our customers, our sales may decline, and it may be appropriate to exit leases earlier than originally anticipated. In addition, COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as shopping malls, and has caused us to recently enact widespread temporary store closures and our landlords to temporarily close certain of the malls in which our stores operate. There is significant uncertainty surrounding the ultimate duration of these closures and consumer willingness to visit shopping malls once they reopen. The impact of these temporary store and shopping mall closures on our current rent obligations remains uncertain and we may be limited in our ability to obtain rent abatements or landlord concessions of rent otherwise payable during this period of temporary store closures.

All of these factors may impact our ability to meet our productivity or our growth objectives for our stores and could have a material adverse impact on our financial condition or results of operations. Part of our future growth is dependent on our ability to operate stores in desirable locations, with capital investment and lease costs providing the opportunity to earn a reasonable return. We cannot be sure when or whether such desirable locations will become available at reasonable costs.

The impact of war, acts of terrorism, mass casualty events or civil unrest could have a material adverse impact on our business.

In the past, the impact of war, acts of terrorism, mass casualty events or civil unrest and the associated heightened security measures in response to these events have disrupted commerce. Further events of this nature, domestic or abroad, including the ongoing protests in China’s Hong Kong SAR, may disrupt commerce and undermine consumer confidence and consumer spending by causing a decline in traffic, store closures and a decrease in digital demand adversely affecting our operating results.

Furthermore, the existence or threat of any other unforeseen interruption of commerce, could negatively impact our business by interfering with the availability of raw materials or our ability to obtain merchandise from foreign manufacturers. With a substantial portion of our merchandise being imported from foreign countries, failure to obtain merchandise from our foreign manufacturers or substitute other manufacturers, at similar costs and in a timely manner, could adversely affect our operating results and financial condition.

The impact of extreme weather, infectious disease outbreaks, including COVID-19, and other unexpected events could result in an interruption to our business, as well as to the operations of our third-party partners, and have a material adverse impact on our business.

Our retail stores, corporate offices, distribution centers, infrastructure projects and digital operations, as well as the operations of our vendors and manufacturers, are vulnerable to disruption from natural disasters, infectious disease outbreaks and other unexpected events. These events could disrupt the operations of our corporate offices, global stores and supply chain and those of our third-party partners, including our vendors and manufacturers. In addition to impacts on global operations, these events could result in the potential loss of customers and revenues as a result of store closures, delay in merchandise deliveries, reduced consumer confidence or changes in consumers’ discretionary spending habits.

These events could reduce the availability and quality of the fabrics or other raw materials used to manufacture our merchandise, which could result in delays in responding to consumer demand resulting in the potential loss of customers and revenues or we may incur increased costs to meet demand and may not be able to pass all or a portion of higher costs on to our customers, which could adversely affect our gross margin and results of our operations.

We could also be adversely affected if government authorities impose mandatory store closures, or restrict the import or export of products, in response to an unexpected event such as an infectious disease outbreak. Even if such measures are not implemented or infectious disease does not spread significantly, the perceived risk of infection or health risk may adversely affect our business and operating results.

Our business has been materially, adversely impacted by COVID-19. At this point in time, there is significant uncertainty relating to the ultimate impact COVID-19 will have on the Company’s business and the Company could experience further adverse impacts as the scope of COVID-19 evolves or if the duration of business disruptions from COVID-19 continues longer than initially anticipated, either of which could further adversely impact our results of operations, liquidity and capital resources. Refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.,” for further discussion.

In addition, historically, our operations have been seasonal, and extreme weather conditions, including natural disasters, unseasonable weather or changes in weather patterns, may diminish demand for our seasonal merchandise and could also influence consumer preferences and fashion trends, consumer traffic and shopping habits. In addition, we may incur costs that exceed our applicable insurance coverage for any necessary repairs to damages or business disruption. Any of the factors listed above could reduce sales and profitability and could have a material adverse effect on our financial condition and results of operations.

STRATEGIC RISKS.

Failure to successfully develop an omnichannel shopping experience, a significant component of our growth strategy, or failure to successfully invest in customer, digital and omnichannel initiatives could have a material adverse impact on our business.

As omnichannel retailing continues to grow and evolve, our customers increasingly interact with our brands through a variety of media including smart phones and tablets, and expect seamless integration across all touchpoints. As our success depends on our ability to respond to shifting consumer traffic patterns and ability to engage our customers, we have made significant investments and significant operational changes to develop our digital and omnichannel capabilities globally, including the development of localized fulfillment, shipping and customer service operations, investments in digital media to attract new customers and the rollout of omnichannel capabilities listed in “ITEM 1. BUSINESS.”

While we must keep up to date with emerging technology trends in the retail environment in order to develop a successful omnichannel shopping experience, it is possible these initiatives may not prove to be successful, may increase our costs, may not succeed in driving sales or attracting customers and could result in significant investments that do not provide the anticipated benefits or desired rates of return.

In addition, digital operations are subject to numerous risks, including reliance on third-party computer hardware/software and service providers, data breaches, violations of state, federal or international laws, including those relating to online privacy, credit card fraud, telecommunication failures and electronic break-ins and similar disruptions, and disruption of internet service. Changes in foreign governmental regulations may also negatively impact our ability to deliver product to our customers. Failure to successfully respond to these risks may adversely affect sales as well as damage the reputation of our brands.

Our failure to optimize our global store network could have a material adverse impact on our business.

While the majority of sales occur within the stores channel, with the evolution of digital and omnichannel capabilities, customer expectations have shifted and there has been greater pressure for a seamless omnichannel experience across all channels. As a result, global store network optimization is an important part of our business and failure to optimize our global store network could have an adverse impact on our results of operations.
Opportunities to open new stores experiences and modify existing leases requires partnership with our landlords. If our partnerships with our landlords were to deteriorate, this could adversely affect the pace of opening new store experiences. Pursuing the wrong opportunities and any delays, cost increases, disruptions or other uncertainties related to those opportunities could adversely affect our results of operations. If our investments in new stores or remodeling and right-sizing existing stores do not achieve appropriate returns, our financial condition and results of operations could be adversely affected.

Although we attempt to open new stores in prominent locations, it is possible that prominent locations when we opened our stores may cease to be viewed as prominent. For example, our flagship stores, large-format stores in tourist locations with higher than average construction and operating costs, were initially successful upon opening, but are now outdated and, in aggregate, have a disproportionate adverse impact on operating results. The cost involved to modernize many of these flagship stores is significant and oftentimes without promise of a return. As a result, we may elect to exit these leases and other of our store leases earlier than originally anticipated, or modify the leases, which could result in material incremental charges, as seen in the second quarter of Fiscal 2019 when we closed the SoHo, New York City Hollister flagship store.

Our failure to execute our international growth strategy successfully and inability to conduct business in international markets as a result of legal, tax, regulatory, political and economic risks could have a material adverse impact on our business.

International expansion is a significant component of our growth strategy and may require significant investment, which could strain our resources and adversely impact current store performance, while adding complexity to our current operations.

Operational issues that could have a material adverse effect on our reputation, business and results of operations if we fail to address them include, but are not limited to, the following:

•
address the different operational characteristics present in each country in which we operate, including employment and labor, transportation, logistics, real estate, lease provisions and local reporting or legal requirements;

•
support global growth by successfully implementing local customer and product-facing teams and certain corporate support functions at our regional headquarters located in Shanghai, China and London, United Kingdom;

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

In addition, there continues to be global uncertainty, such as the uncertainty as to the ultimate scope and duration of COVID-19, the uncertainty surrounding the terms of United Kingdom’s recent exit from the European Union and uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries, and similar events of global unrest. These events have increased global economic and political uncertainty in recent years and could affect our international expansion plans.

OPERATIONAL RISKS.

Failure to protect our reputation could have a material adverse impact on our business.

Our ability to maintain our reputation is critical and public perception about our products or operations, whether justified or not, could impair our reputation, involve us in litigation, damage our brands and have a material adverse impact on our business. In addition, the broad use of social media allows for anyone to provide public feedback that could influence perceptions of our brands and reduce demand for our merchandise.

Events that could jeopardize our reputation, include, but are not limited to, the following:

•	We fail to maintain high standards for merchandise quality and integrity;

•	We fall victim to a cyber-attack, which resulted in customer data being compromised;

•	We fail to comply with ethical, social, product, labor, health and safety, accounting or environmental standards, or related political considerations;

•	Our associates’ actions don’t align with our values and fail to comply with our Associate Code of Conduct;

•
Our third parties with which we have a business relationship, including our brand representatives, fail to represent our brands in a manner consistent with our brand image or act in a way that harms their reputation; and

•
Our third party vendors fail to comply with our Vendor Code of Conduct or if any third parties with which we have a business relationship with fail to represent our brands in a manner consistent with our brand image.

Our position or perceived lack of position on environmental, social, governance, public policy or other similar issues, including any actions we have taken in response to COVID-19, and any perceived lack of transparency about those matters could also harm our reputation with consumers or investors.

Damage to our reputation and loss of consumer confidence for these or any other reasons could lead to adverse consumer actions, including boycotts, which could have a material adverse effect on our results of operations and financial condition, as well as require additional resources to rebuild our reputation.

If our information technology systems are disrupted or cease to operate effectively it could have a material adverse impact on our business.

We rely heavily on our information technology systems in both our customer-facing and corporate operations to: operate our websites and mobile apps; record and process transactions; respond to customer inquiries; manage inventory, including our recently implemented markdown and size optimization tools; purchase, sell and ship merchandise, on a timely basis; maintain cost-efficient operations; create a customer relationship management database through our loyalty programs; and complete other customer-facing and business objectives. Given the significant number of transactions that are completed annually, it is vital to maintain constant operation of our computer hardware, telecommunication systems and software systems, and maintain data security. Despite efforts to prevent such an occurrence, our information technology systems may be vulnerable from time to time to damage or interruption from computer viruses, power system failures, third-party intrusions, inadvertent or intentional breach by our associates or third-party service providers, and other technical malfunctions. If our systems are damaged, fail to function properly, or are obsolete in comparison to those of our competition, we may have to make monetary investments to repair or replace the systems, and we could endure delays in our operations. The effectiveness of these investments can be less predictable than others and may fail to provide the expected benefits.

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

We may be exposed to risks and costs associated with cyber-attacks, data protection, credit card fraud and identity theft that could have a material adverse impact on our business.

In the standard course of business, we receive and maintain confidential information about customers, associates and other third parties. In addition, third parties also receive and maintain certain confidential information. The protection of this information is critical to our business and subjects us to numerous laws, rules and regulations domestically and in foreign jurisdictions. The retail industry in particular has been the target of many recent cyber-attacks and it is possible that an individual or group could defeat our security measures, or those of a third-party service provider, and access confidential information.

We could experience increased costs associated with protecting confidential information through the implementation of security technologies, processes and procedures, including training programs for associates to raise awareness about phishing, malware and other cyber risks, especially as we implement new technologies, such as new payment capabilities or updates to our mobile apps and websites. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems change frequently and increase in complexity and are often not recognized until such attacks are launched or have been in place for a period of time. We may not have the resources or technical sophistication to anticipate, prevent, or immediately identifying cyber-attacks.

Furthermore, the global regulatory environment is increasingly complex and demanding with frequent new and changing requirements surrounding cybersecurity, information security and privacy, including the China Cybersecurity Law, the California Consumer Privacy Act, and the European Union’s General Data Protection Regulation. We may incur significant costs related to compliance with these laws and failure to comply with these regulatory standards, and others, could have a material adverse impact on our business.

In addition, our business has been adversely impacted by COVID-19, and as a result, we have seen an increase in the number of corporate associates working offsite. Offsite working by associates, increased use of public Wi-Fi, and use of office equipment off premises may be necessary, and may make our business more vulnerable to cybersecurity breach attempts. In addition, this period of uncertainty could result in an increase in phishing and other scams, fraud, money laundering, theft and other criminal activity.

If we, or a third-party partner, were to fall victim to a successful cyber-attack, suffer intentional or unintentional data and security breaches by associates or third-parties, it could have a material adverse impact on our business, especially an event that compromises customer data or results in the unauthorized release of confidential business or customer information. These and similar events could result in negative consequences, which may include but are not limited to:

•
remediation costs, such as liability for stolen assets or information, potential legal settlements to affected parties, repairs of system damage, and incentives to customers or business partners in an effort to maintain relationships after an attack;

•
increased cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training associates, and engaging third party experts and consultants;

•	lost revenues resulting from the unauthorized use of proprietary information or the failure to retain or attract customers following an attack;

•	litigation and legal risks, including costs of litigation and regulatory, fines, penalties or actions by domestic or international governmental authorities;

•	increased insurance premiums;

•	reputational damage that adversely affects customer or investor confidence; and

•	damage to the company’s competitiveness, stock price, and long-term shareholder value.

Although we maintain cybersecurity insurance, there can be no assurance that it will be sufficient for a specific cyber incident, or that insurance proceeds will be paid to us in a timely fashion.

Our reliance on our distribution centers makes us susceptible to disruptions or adverse conditions affecting our supply chain.

Our distribution center operations are susceptible to local and regional factors, such as system failures, accidents, labor disputes, economic and weather conditions, natural disasters, demographic and population changes, as well as other unforeseen events and circumstances, including COVID-19. We rely on our distribution centers to manage the receipt, storage, sorting, packing and distribution of our merchandise. If our distribution operations were disrupted, and we were unable to relocate operations or find other property adequate for conducting business, our ability to replace inventory in our stores and process digital and third-party orders could be interrupted, potentially resulting in adverse impacts to sales or increased costs. Refer to “ITEM 1. BUSINESS,” for a listing of certain distribution centers on which we utilize.

Changes in the cost, availability and quality of raw materials, labor, transportation, and trade relations could have a material adverse impact on our business.

Changes in the cost, availability and quality of the fabrics or other raw materials used to manufacture our merchandise and fluctuations in the cost of transportation could have a material adverse effect on our cost of sales, or our ability to meet customer demand. The prices for such fabrics depend largely on the market prices for the raw materials used to produce them, particularly cotton, as well as the cost of compliance with sourcing laws. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields, weather patterns and other unforeseen events.

In addition, we have experienced increasing wage pressures in recent years, specifically with the cost of labor at our third-party manufacturers, at our distribution centers and at our stores. We may not be able to pass all or a portion of higher labor costs on to our customers, which could adversely affect our gross margin and results of operations.

We primarily use one contract carrier to ship merchandise and related materials to our North American stores and digital customers. If the shipping operations of this third-party were disrupted, and we are unable to respond in a quick and efficient manner, our ability to replace inventory in our stores and process digital and third-party orders could be interrupted, potentially resulting in adverse impacts to sales or increased costs.

In addition, there continues to be global uncertainty, such as to the ultimate scope and duration of COVID-19, the uncertainty surrounding the terms of United Kingdom’s recent exit from the European Union and uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries, and similar events of global, political unrest.

These events have increased global uncertainty in recent years and could impact the cost, availability and quality of merchandise, and could impact the cost, availability and quality of the fabrics or other raw materials used to manufacture our merchandise.

We may not be able to pass all or a portion of higher raw materials prices or labor or transportation costs on to our customers, which could adversely affect our gross margin and results of operations. Such factors listed above may be exacerbated by legislation and regulations associated with global trade policies and climate change.

We depend upon independent third parties for the manufacture and delivery of all our merchandise, and a disruption of the manufacture or delivery of our merchandise could have a material adverse impact on our business.

We do not own or operate any manufacturing facilities. As a result, the continued success of our operations is tied to our timely receipt of quality merchandise from third-party manufacturers. We source the majority of our merchandise outside of the U.S. through arrangements with approximately 120 vendors, primarily located in southeast Asia. Political, social or economic instability in the regions in which our manufacturers are located could cause disruptions in trade, including exports to the U.S. In addition, the inability of vendors to access liquidity, or the insolvency of vendors, could lead to their failure to deliver merchandise to us. A manufacturer’s inability to ship orders in a timely manner or meet our quality standards could cause delays in responding to consumer demand and negatively affect consumer confidence or negatively impact our competitive position, any of which could have a material adverse effect on our financial condition and results of operations.

All factories that we partner with are contractually required to adhere to the Company’s Vendor Code of Conduct, go through social audits which include on-site walk-throughs to appraise the physical working conditions and health and safety practices, and review payroll and age documentation. If our factories are unwilling or not able to meet the standards set forth within the Vendor Code of Conduct it could limit the options available to us and could result in an increase of costs of manufacturing, which we may not able to pass on to our customers.

Other events that could disrupt the timely delivery of our merchandise include new trade law provisions or regulations, reliance on a limited number of shipping carriers, significant labor disputes, significant delays in the delivery of cargo due to port security considerations or capacity limitations and other unexpected events, such as COVID-19. Furthermore, we are susceptible to increases in fuel costs which may increase the cost of distribution. If we are not able to pass this cost on to our customers, our financial condition and results of operations could be adversely affected.

We rely on the experience and skills of our executive officers and associates, and the failure to attract or retain this talent, or effectively manage succession could have a material adverse impact on our business.

Our ability to succeed may be adversely impacted if we are not able to attract, retain and develop talent and future leaders, including our executive officers. Our executive officers closely supervise all aspects of our operations, including the design of our merchandise, have substantial experience and expertise in the retail business and have an integral role in the growth and success of our brands. If we were to lose the benefit of the involvement of executives or other personnel, without adequate succession plans, our business could be adversely affected.

If we are unable to attract and retain talent at the associate level without adequate succession plans, our business could adversely be impacted as competition for such qualified talent is intense, and we cannot be sure we will be able to attract, retain and develop a sufficient number of qualified individuals in future periods.

In addition, COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as shopping malls. Our business could be adversely affected if store associates are either unwilling or unable to staff our stores as a result of COVID-19 concerns.

LEGAL, TAX, REGULATORY AND COMPLIANCE RISKS.

Fluctuations in our tax obligations and effective tax rate may result in volatility in our results of operations could have a material adverse impact on our business.

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

Tax law may be enacted in the future, domestically or abroad, that impacts our current or future tax structure and effective tax rate, such as the Tax Cuts and Jobs Act of 2017 and Swiss Tax Reform discussed further in Note 11, “INCOME TAXES.”

Our litigation exposure, or any securities litigation and shareholder activism, could have a material adverse impact on our business.

We, along with third parties we do business with, are involved, from time to time, in litigation arising in the ordinary course of business. Litigation matters may include, but are not limited to, contract disputes, employment-related actions, labor relations, commercial litigation, intellectual property rights, product safety and shareholder actions.

Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in publicly traded companies recently. Due to the potential volatility of our stock price and for a variety of other reasons, we may become the target of securities litigation or shareholder activism.

Any litigation that we become a party to could be costly and time consuming and could divert our management and key personnel from our business operations. Our current litigation exposure could be impacted by various factors, including, but not limited to: litigation trends; discovery of additional facts with respect to legal matters pending against us; or determinations by judges, juries or other finders of fact that are not in accordance with management’s evaluation of existing claims. Should management’s evaluation prove incorrect, our exposure could greatly exceed expectations and have a material adverse effect on our financial condition, results of operations or cash flows.

Failure to adequately protect our trademarks could have a negative impact on our brand image and limit our ability to penetrate new markets which could have a material adverse impact on our business.

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

Additionally, if a third party claims to have licensing rights with respect to merchandise we have produced or purchased from a vendor, we may be obligated to remove this merchandise from our inventory offering and incur related costs, and could be subject to liability under various civil and criminal causes of action, including actions to recover unpaid royalties and other damages.

Changes in the regulatory or compliance landscape could have a material adverse impact on our business.

We are subject to numerous laws and regulations, including customs, truth-in-advertising, securities laws, consumer protection, general privacy, health information privacy, identity theft, online privacy, general employment laws, employee health and safety, minimum wage laws, unsolicited commercial communication and zoning and occupancy laws and ordinances that regulate retailers generally and/or govern the importation, intellectual property, promotion and sale of merchandise and the operation of retail stores, digital operations and distribution centers. If these laws and regulations were to change, or were violated by our management, associates, suppliers, vendors or other parties with whom we do business, the costs of certain merchandise could increase, or we could experience delays in shipments of our merchandise, be subject to fines or penalties, temporary or permanent store closures, increased regulatory scrutiny or suffer reputational harm, which could reduce demand for our merchandise and adversely affect our business and results of operations. Any changes in regulations, the imposition of additional regulations, or the enactment of any new or more stringent legislation including the areas referenced above, could adversely affect our business and results of operations.

Laws and regulations at the local, state, federal and various international levels frequently change, and the ultimate cost of compliance cannot be precisely estimated. In addition, there continues to be uncertainty as to the terms surrounding the United Kingdom’s recent exit from the European Union and final terms could result in additional administrative burdens to adhere to changes in regulatory frameworks concerning critical areas, including, but not limited to, the movement of goods or the movement of people. Changes in the legal or regulatory environment affecting responsible sourcing, supply chain transparency, or environmental protection, among others, could also cause our costs to increase.

There is heightened uncertainty as to the ultimate scope and duration of COVID-19 and, as a result, government authorities have taken certain precautionary actions to mitigate the spread of COVID-19. These actions that have impacted our operations and any changes in regulations, the imposition of additional regulations, or the enactment of any new or more stringent legislation, could have a material adverse impact on our business and results of operations, including, but not limited to, the following actions: imposing restrictions on public gatherings and human interactions; requiring mandatory store closures or seeking voluntary store closures; restricting hours of store operations; imposing curfews; or restricting the import or export of products.

In addition, we are subject to a variety of regulatory, reporting requirements, including, but not limited to, those related to corporate governance and public disclosure. Stockholder activism, the current political environment, financial reform legislation, government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations. New requirements or changes in current regulatory reporting requirements may introduce additional complexities, lead to additional compliance costs, divert management’s time and attention from strategic business activities, and could have a significant effect on our reported results for the affected periods. Failure to comply with such regulations could result in fines, penalties, or lawsuits and could have a material adverse impact on our business.

Our credit facilities include restrictive covenants that limit our flexibility in operating our business and our inability to obtain credit on reasonable terms in the future could have an adverse impact on our business.

Our Asset-Based Revolving Credit Agreement, as amended, expires on October 19, 2022 and our Term Loan Agreement, as amended, has a maturity date of August 7, 2021. Both our Asset-Based Revolving Credit Agreement and our Term Loan Agreement contain restrictive covenants that, subject to specified exemptions, restrict our ability to incur indebtedness, grant liens, make certain investments, pay dividends or distributions on our capital stock and engage in mergers. In addition, the inability to obtain credit on commercially reasonable terms in the future could adversely impact our liquidity and results of operations. Changes in market conditions could potentially impact the size and terms of a replacement facility or facilities in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s global headquarters is located on a campus-like setting in New Albany, Ohio, which is owned by the Company. The Company also leases property for its regional headquarters located in London, United Kingdom and Shanghai, China. In addition, the Company owns or leases facilities both domestically and internationally to support the Company’s operations, such as its distribution centers and various support centers.

The Company does not believe any individual regional headquarters, distribution center or support center lease is material as, if necessary or desirable to relocate an operation, other suitable property could be found. These properties are utilized by both of the Company’s operating segments, and are currently suitable and adequate for conducting the Company’s business.

As of February 1, 2020, the Company operated 854 retail stores across its brands. The Company does not believe that any individual store lease is material; however, certain geographic areas may have a higher concentration of store locations.

Item 3. Legal Proceedings

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. The Company’s legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes estimated liabilities for the outcome of litigation where losses are deemed probable and the amount of loss, or range of loss, is reasonably estimable. The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates. The Company’s accrued charges for certain legal contingencies are classified within accrued expenses on the Consolidated Balance Sheets included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” of this Annual Report on Form 10-K. Based on currently available information, the Company cannot estimate a range of reasonably possible losses in excess of the accrued charges for legal contingencies. In addition, the Company has not established accruals for certain claims and legal proceedings pending against the Company where it is not possible to reasonably estimate the outcome or potential liability, and the Company cannot estimate a range of reasonably possible losses for these legal matters. Actual liabilities may differ from the amounts recorded, due to uncertainties regarding final settlement agreement negotiations, court approvals and the terms of any approval by the courts, and there can be no assurance that the final resolution of legal matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

A&F’s Class A Common Stock (“Common Stock”) is traded on the New York Stock Exchange under the symbol “ANF.”

The following graph shows the changes, over the five-year period ended February 1, 2020 (the last day of A&F’s Fiscal 2019) in the value of $100 invested in (i) shares of A&F’s Common Stock; (ii) Standard & Poor’s 500 Stock Index (the “S&P 500”); and (iii) Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail”), including reinvestment of dividends. The plotted points represent the closing price on the last trading day of the fiscal year indicated.

PERFORMANCE GRAPH (1)
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Abercrombie & Fitch Co., the S&P 500 Index and the S&P Apparel Retail Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/31/15
1/30/16
1/28/17
2/3/18
2/2/19
2/1/20
Abercrombie & Fitch Co.
S&P 500
S&P Apparel Retail

	1/31/15	1/30/16	1/28/17	2/3/18	2/2/19	2/1/20
Abercrombie & Fitch Co.	$100.00	$106.55	$48.10	$92.28	$99.60	$79.77
S&P 500	$100.00	$99.33	$119.24	$150.73	$147.24	$179.17
S&P Apparel Retail	$100.00	$107.55	$108.46	$118.03	$130.97	$150.56

*	$100 invested on 1/31/15 in stock or index, including reinvestment of dividends. Indexes calculated on month-end basis.
Copyright© 2020 Standard & Poor’s, a division of S&P Global. All rights reserved.

(1)
This graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to SEC Regulation 14A or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that A&F specifically requests that the graph be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

As of March 25, 2020, there were approximately 2,800 stockholders of record. However, when including investors holding shares of Common Stock in broker accounts under street name, A&F estimates that there are approximately 24,300 stockholders.

There were no sales of equity securities during Fiscal 2019 that were not registered under the Securities Act.

The following table provides information regarding the purchase of shares of the Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during each fiscal month of the thirteen weeks ended February 1, 2020:

Period (fiscal month)	Total number of shares purchased (1)	Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (3)
November 3, 2019 through November 30, 2019	2,799	$17.97	—	4,615,446
December 1, 2019 through January 4, 2020	7,749	$16.81	—	4,615,446
January 5, 2020 through February 1, 2020	332	$18.15	—	4,615,446
Total	10,880	$17.15	—	4,615,446

(1)	An aggregate of 10,880 shares of A&F’s Common Stock purchased during the thirteen weeks ended February 1, 2020 were withheld for tax payments due upon the vesting of employee restricted stock units.

(2)
There were no shares of A&F’s Common Stock repurchased during the thirteen weeks ended February 1, 2020 pursuant to A&F’s publicly announced stock repurchase authorization. On June 12, 2019, A&F’s Board of Directors authorized the repurchase of 5.0 million shares of A&F’s Common Stock, which was announced on June 12, 2019.

(3)
The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 2 above. The shares may be purchased from time-to-time, depending on business market conditions.

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

(in thousands, except per share and per square foot amounts, return on average stockholders’ equity, comparable sales, ratios and store data)	Fiscal 2019 (1)	Fiscal 2018	Fiscal 2017 (2)	Fiscal 2016	Fiscal 2015
Statements of operations data
Net sales	$3,623,073	$3,590,109	$3,492,690	$3,326,740	$3,518,680
Change in net sales	1%	3%	5%	(5)%	(6)%
Comparable sales (3)	1%	3%	3%	(5)%	(3)%
Gross profit (4)	$2,150,918	$2,159,916	$2,083,842	$2,028,568	$2,157,543
Gross profit as a percentage of sales (4)	59.4%	60.2%	59.7%	61.0%	61.3%
Operating income	$70,068	$127,366	$72,050	$15,188	$72,838
Net income attributable to A&F	$39,358	$74,541	$7,094	$3,956	$35,576
Net income per basic share attributable to A&F	$0.61	$1.11	$0.10	$0.06	$0.52
Net income per diluted share attributable to A&F	$0.60	$1.08	$0.10	$0.06	$0.51
Basic weighted-average shares outstanding	64,428	67,350	68,391	67,878	68,880
Diluted weighted-average shares outstanding	65,778	69,137	69,403	68,284	69,417
Balance sheet data
Working capital (5)	$449,395	$777,033	$756,992	$653,300	$644,277
Current ratio (6)	1.55	2.39	2.49	2.34	2.20
Cash and equivalents	$671,267	$723,135	$675,558	$547,189	$588,578
Total assets	$3,549,665	$2,385,593	$2,325,692	$2,295,757	$2,433,039
Borrowings, net	$231,963	$250,439	$249,686	$262,992	$286,235
Total long-term liabilities	$1,663,133	$608,055	$565,675	$557,718	$602,614
Total stockholders’ equity	$1,071,178	$1,218,621	$1,252,471	$1,252,039	$1,295,722
Other financial and operating data
Net cash provided by operating activities	$300,685	$352,933	$287,658	$185,169	$315,755
Net cash used for investing activities	$202,784	$152,393	$106,798	$136,746	$122,657
Net cash used for financing activities	$147,873	$131,691	$74,813	$84,509	$106,943
Depreciation and amortization	$173,625	$178,030	$194,549	$195,414	$213,680
Purchases of property and equipment	$202,784	$152,393	$107,001	$140,844	$143,199
Free cash flow (7)	$97,901	$200,540	$180,657	$44,325	$172,556
Cash dividends declared per share	$0.80	$0.80	$0.80	$0.80	$0.80
Store data
Number of stores at end of period	854	861	868	898	932
Gross store square footage at end of period	6,303	6,566	6,710	7,007	7,292
Net store sales per average gross square foot	$362	$368	$358	$340	$359

(1)
The Company adopted the new lease accounting standard in the first quarter of Fiscal 2019 using a modified retrospective transition method and elected the option to not restate comparative period financial statements, which could impact year-over-year comparisons within the table above. See Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Recent accounting pronouncements,” for further discussion.

(2)	Fiscal 2017 was a fifty-three-week year.

(3)
Comparable sales are calculated on a constant currency basis and exclude revenue other than store and digital sales. Refer to the discussion below in “NON-GAAP FINANCIAL MEASURES” in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K for further details on the comparable sales calculation.

(4)	Gross profit is derived from cost of sales, exclusive of depreciation and amortization.

(5)	Working capital is computed by subtracting current liabilities from current assets.

(6)	Current ratio is computed by dividing current assets by current liabilities.

(7)	Free cash flow is computed by subtracting capital expenditures from net cash provided by operating activities, both of which are disclosed in the table above, preceding the measure of free cash flow.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the Company’s audited Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” to which all references to Notes in MD&A are made.

INTRODUCTION

MD&A is provided as a supplement to the accompanying Consolidated Financial Statements and notes thereto to help provide an understanding of the Company’s results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview. This section provides a general description of the Company’s business and certain segment information, and an overview of key performance indicators reviewed by various members of management to gauge the Company’s results.

•
Current Trends and Outlook. This section provides a discussion related to COVID-19’s impact on the Company’s business and discussion of the Company’s long-term plans for growth. In addition, this section also provides a summary of the Company’s performance over recent years, primarily Fiscal 2019 and Fiscal 2018.

•
Results of Operations. This section provides an analysis of certain components of the Company’s Consolidated Statements of Operations and Comprehensive Income for Fiscal 2019 as compared to Fiscal 2018.

•
Liquidity and Capital Resources. This section provides a discussion of the Company’s financial condition, changes in financial condition and liquidity as of February 1, 2020, which includes (i) an analysis of financial condition as compared to February 2, 2019, (ii) an analysis of changes in cash flows for Fiscal 2019 as compared to Fiscal 2018, (iii) an analysis of liquidity, including the availability under credit facilities, payments of dividends, and outstanding debt and covenant compliance, (iv) a summary of contractual and other obligations as of February 1, 2020 and (v) discussion related to preserving liquidity during COVID-19.

•
Recent Accounting Pronouncements. The recent accounting pronouncements the Company has adopted or is currently evaluating, including the dates of adoption or expected dates of adoption, as applicable, and anticipated effects on the Company’s audited Consolidated Financial Statements, are included in Note 2 “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”

•
Critical Accounting Policies and Estimates. This section discusses accounting policies considered to be important to the Company’s results of operations and financial condition, which typically require significant judgment and estimation on the part of management in their application.

•
Non-GAAP Financial Measures. MD&A provides a discussion of certain financial measures that have been determined to not be in accordance with GAAP. This section includes certain reconciliations for non-GAAP financial measures and additional details on these financial measures, including information as to why the Company believes the non-GAAP financial measures provided within MD&A are useful to investors.

A discussion of the Company’s financial condition, changes in financial condition and results of operations for Fiscal 2018 as compared to Fiscal 2017, is incorporated by reference from “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” in PART II of A&F’s Annual Report on Form 10-K for Fiscal 2018, filed with the SEC on April 1, 2019.

Certain prior year amounts have been reclassified for consistency with the current year presentation of flagship store exit charges on the Consolidated Statements of Operations and Comprehensive Income. This change in presentation resulted in decreases of $5.8 million and $2.4 million in stores and distribution expense, and corresponding increases in flagship store exit charges for Fiscal 2018 and Fiscal 2017, respectively.

Safe harbor statement under the Private Securities Litigation Reform Act of 1995
The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by the Company, its management or spokespeople involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify forward-looking statements. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, including the uncertainty surrounding COVID-19, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements included herein are based on information presently available to the management of the Company. Except as may be required by applicable law, the Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

OVERVIEW

Business summary

The Company is a global multi-brand omnichannel specialty retailer, whose products are sold primarily through its Company-owned store and digital channels, as well as through various third-party wholesale, franchise and licensing arrangements. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids under the Hollister, Abercrombie & Fitch and abercrombie kids brands. The brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style. The Company primarily has operations in North America, Europe and Asia, among other regions.

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

Due to the seasonal nature of the retail apparel industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year and we could have significant fluctuations in certain asset and liability accounts. The Company experiences its greatest sales activity during the fall season, the third and fourth fiscal quarters, due to Back-to-School and Holiday sales periods, respectively.

Key performance indicators

The following measurements are among the key performance indicators reviewed by various members of management to gauge the Company’s results:

•	Change in net sales and comparable sales;

•
Comparative results of operations on a constant currency basis with the prior year’s results converted at the current year’s foreign currency exchange rate to remove the impact of foreign currency exchange rate fluctuation;

•	Gross profit and gross profit rate;

•	Cost of sales, exclusive of depreciation and amortization, as a percentage of net sales;

•	Stores and distribution expense as a percentage of net sales;

•	Marketing, general and administrative expense as a percentage of net sales;

•	Operating income and operating income as a percentage of net sales (“operating income margin”);

•	Net income and net income attributable to A&F;

•	Inventory per gross square foot and inventory to net sales ratio;

•	Cash flow and liquidity measures, such as the Company’s current ratio, working capital and free cash flow;

•	Store metrics such as net sales per gross square foot, and store 4-wall operating margins;

•	Digital and omnichannel metrics, such as total shipping expense as a percentage of digital sales, and certain metrics related to our Purchase-Online-Pickup-in-Store and Order-in-Store programs;

•	Transactional metrics such as traffic and conversion, performance across key product categories, average unit retail, average unit cost, average units per transaction and average transaction values;

•	Return on invested capital and return on equity; and

•	Customer-centric metrics such as customer satisfaction, brand health scores and certain metrics related to the loyalty programs.

While not all of these metrics are disclosed publicly by the Company due to the proprietary nature of the information, the Company publicly discloses and discusses many of these metrics within this MD&A.

CURRENT TRENDS AND OUTLOOK

COVID-19

As a result of COVID 19, in January 2020, we began to experience business disruptions in the Asia-Pacific region, including the temporary closure of stores in China and the surrounding area, modified operating hours in certain stores that remained open, and a decline in traffic. In late February 2020, the situation escalated as the scope of COVID-19 worsened beyond the Asia-Pacific region, with Europe and the United States experiencing significant outbreaks. In March 2020, the COVID-19 outbreak was declared to be a global pandemic by the World Health Organization. In response to COVID-19, certain governments have imposed travel restrictions and local statutory quarantines. We are monitoring and reacting to the COVID-19 situation on a daily basis, including by conforming to local government and global health organizations’ guidance; implementing global travel restrictions; and recommending associates who are able to perform their role remotely to do so.

With the wellbeing of our customers, associates and business partners in mind, we temporarily closed our Company-operated stores across brands in North America and Europe, effective March 15, 2020 and March 16, 2020, respectively, and expect these stores to remain closed until further notice. The majority of our stores in the Asia-Pacific region have reopened, although many with temporarily reduced operating hours. We plan to follow the guidance of local governments and health organizations to determine when we can reopen these stores and to evaluate whether further store closures in the Asia-Pacific region will be necessary. As the situation continues to evolve rapidly, we are not currently able to predict the timing of store reopenings, which may occur on a location-by-location basis.

Our robust digital operations across brands remain open to serve our customers during this unprecedented period of temporary store closures.

We are also monitoring the impacts COVID-19 has had, and continues to have, on our global supply chain, including potential disruptions of product deliveries. We source the majority of our merchandise outside of the U.S. through arrangements with vendors primarily located in southeast Asia. In order to complete production, these vendors’ manufacturing factories are dependent on raw materials from fabric mills that are primarily located in the Asia-Pacific region. We are collaborating with our third-party partners to mitigate significant delays in delivery of merchandise, as certain factories have been closed, and certain other factories are operating at a limited capacity.

We entered this period of uncertainty with a healthy liquidity position and are taking immediate, aggressive and prudent actions, including reevaluating all expenditures, to enhance our ability to meet the business’ short-term liquidity needs, in order to best position the business for our key stakeholders, including our associates, customers and shareholders. As a precautionary measure, in March 2020, we borrowed $210 million under the asset-based revolving credit facility to improve our cash position and withdrew the majority of excess funds from the overfunded Rabbi Trust assets, which provided us with $50 million of additional cash. We continue to partner with our vendors, landlords, and lenders to preserve liquidity and mitigate risk during this unprecedented COVID-19 outbreak. In addition, we are actively monitoring and assessing the rapidly emerging government policy and economic stimulus responses to COVID-19.

We have seen, and expect to continue to see material reductions in sales across brands and regions as a result of COVID-19. In addition, these reductions in revenue have not been offset by proportional decreases in expense, as we continue to incur store occupancy costs such as operating lease costs and depreciation expense, and certain other costs such as compensation and administrative expenses, resulting in a negative effect on the relationship between our costs and revenues.

In addition, we could experience other material impacts as a result of COVID-19, including, but not limited to, charges from potential adjustments of the carrying amount of inventory, asset impairment charges, deferred tax valuation allowances and changes in the effectiveness of our hedging instruments.

The current circumstances are dynamic and the impacts of COVID-19 on our business operations, including the duration and impact on overall customer demand, cannot be reasonably estimated at this time, although we anticipate COVID-19 will have a material adverse impact on our business, results of operations, financial condition and cash flows in Fiscal 2020.

It is possible that our preparations for the events listed above are not adequate to mitigate their impact, and that these events could further adversely affect our business and results of operations. For discussion of significant risks that have the potential to cause our actual results to differ materially from our expectations, refer to “ITEM 1A. RISK FACTORS,” included in this Annual Report on Form 10-K.

Long-term growth plans

As the COVID-19 situation allows, we continue to evaluate opportunities to make progress on initiatives that position the business for sustainable long-term growth that align with our strategic pillars on a market-by-market basis. We remain committed to putting our customers at the center of everything that we do and meeting our customers’ needs whenever, wherever and however they choose to shop. We aim to anticipate our customers’ needs through a test-and-learn mentality, which we have worked to embed throughout our organization. Our plans for long-term growth are best categorized into three planned phases:

•	Phase I: Stabilizing while Transforming

–	Fiscal 2015 through Fiscal 2017

•	Phase II: Growing while Transforming

•	Phase III: Accelerating Growth

During Phase I, “Stabilizing while Transforming,” we transformed the organization by centering it around the customer, which included developing playbooks with the customer in mind, that align product, brand voice and experience. Transforming the organization included implementing a new brand-centric organizational structure, with branded core customer-facing functions. This built the foundation for the growth experienced across brands, channels and geographies in the fourth quarter of Fiscal 2017. As our brands gained momentum, we ended this phase with a strong balance sheet, reduced fixed costs and improved real estate productivity.

We are currently in Phase II, “Growing while Transforming.” We remain committed to our long-term vision and continue to position ourselves to make progress against our key transformation initiatives while balancing the near-term challenges and unprecedented uncertainty presented by COVID-19. Our key transformation initiatives are as follows:

•	Optimizing our global store network;

•	Enhancing digital and omnichannel capabilities;

•
Increasing the speed and efficiency of our concept-to-customer product life cycle by further investing in capabilities to position our supply chain for greater speed, agility and efficiency, while leveraging data and analytics to offer the right product at the right time and the right price; and

•	Improving our customer engagement through our loyalty programs and marketing optimization.

Over Fiscal 2018 and Fiscal 2019, the first two years of Phase II, “Growing while Transforming,” we have made significant progress against our transformation initiatives as we:

•	Delivered 157 new store experiences through new stores, remodels and right-sizes;

•	Reduced store gross square footage by 6% and closed four large footprint, underperforming flagship stores;

•	Implemented omnichannel capabilities, including Purchase Online Pick Up in Store and in Order in Store;

•	Equipped our associates with handheld devices to improve shopping and checkout;

•	Reduced our product development calendar by multiple weeks;

•	Lowered our reliance on China manufacturing with 22% of our merchandise receipts in Fiscal 2019 sourced from China, down from 42% in Fiscal 2017, based on dollar cost;

•	Introduced local customer and product-facing teams in our new London and Shanghai regional headquarters; and

•	Evolved our loyalty programs, Club Cali and myAbercrombie, and rolled these programs out in China.

We ended Fiscal 2019 on a strong note, and recorded our third consecutive full year of sales growth, despite the adverse impact from changes in foreign currency exchange rates of $37 million. In Fiscal 2019, Abercrombie outperformed Hollister and the United States outperformed international. In the near-term, we are focused on navigating the recent challenges presented by COVID-19, as discussed above. We believe there is too much uncertainty to provide an estimated impact of COVID-19 at this time or a full year outlook for Fiscal 2020. Refer to “COVID-19,” provided within this “CURRENT TRENDS AND OUTLOOK,” section for further discussion.

We remain committed to our long-term vision. Upon completion of Phase II, “Growing while Transforming” we will move to Phase III, “Accelerating Growth.” In Phase III we will aim to take market share in the U.S. and grow our business globally while continuing to focus on our long-term profitability target of doubling Fiscal 2017 adjusted non-GAAP operating income margin of 2.9% through top-line growth, gross profit rate expansion and operating expense leverage.

We are a global multi-brand omnichannel specialty retailer, with operations in North America, Europe and Asia, among other regions and, as a result, we are mindful of macroeconomic risks and global challenges that could adversely impact certain areas of our business. As a result, in addition to the events listed below, we continue to monitor certain other global events. Our team continues to assess the potential impacts these events and similar events may have on the business in future periods and continues to develop contingency plans to assist in mitigating potential impacts. It is possible that our preparations for the events listed below are not adequate to mitigate their impact, and that these events could further adversely affect our business and results of operations. For discussion of significant risks that have the potential to cause our actual results to differ materially from our expectations, refer to “ITEM 1A. RISK FACTORS,” included in this Annual Report on Form 10-K.

Global Store Network Optimization

Reflecting a continued focus on our key transformation initiative ‘Global Store Network Optimization,’ we delivered new store experiences across brands during Fiscal 2018 and Fiscal 2019. Details related to our new store experiences follow:

Type of new store experience	Fiscal 2018	Fiscal 2019
New stores	22	40
Remodels	29	24
Right-sizes	16	26
Total	67	90

A component of optimizing our global store network is pivoting away from large format flagship stores as we strive to open smaller, more productive omnichannel focused brand experiences. As a result, we have closed certain of our flagship stores and may have additional closures as we execute against this strategy. Although some of these closures may be completed through natural lease expirations, certain other of our leases include early termination options that can be exercised under specific conditions. We may also elect to exit or modify our other leases, and could incur charges related to these actions.

For context, at the beginning of Fiscal 2019, we had 19 flagship stores, and at end of Fiscal 2019, we had 15 flagship stores. Details related to previously announced flagship store closures follow:

Brand (1)	Flagship location	Actual or expected flagship store closure date
Abercrombie & Fitch	Pedder Street, Hong Kong SAR, China	Closed in the first quarter of Fiscal 2017
Abercrombie & Fitch	Copenhagen, Denmark	Closed in the first quarter of Fiscal 2019
Hollister	SoHo, New York City, U.S.	Closed in the second quarter of Fiscal 2019
Abercrombie	Milan, Italy	Closed in the fourth quarter of Fiscal 2019
abercrombie kids (2)	London, United Kingdom	Closed in the fourth quarter of Fiscal 2019
Abercrombie & Fitch	Fukuoka, Japan	Expected to close in the second half of Fiscal 2020
Hollister	5th Avenue, New York City, U.S.	Expected to close by the end of Fiscal 2021

(1)
Abercrombie includes the Abercrombie & Fitch and abercrombie kids brands and, when used in the table above, signifies a location with an abercrombie kids carveout within an Abercrombie & Fitch store that would be represented as a single store count.

(2)	Upon closure, the abercrombie kids store in London will be converted to corporate office space and the location will be utilized as our EMEA regional headquarters.

Store count and gross square footage by brand and geography as of February 2, 2019 and February 1, 2020 were as follows:

	Hollister (1)		Abercrombie (2)		Total Company
	United States	International	United States	International	United States	International	Total
Number of stores:
February 2, 2019	393	149	270	49	663	198	861
New	12	7	15	6	27	13	40
Closed	(14)	(1)	(29)	(3)	(43)	(4)	(47)
February 1, 2020	391	155	256	52	647	207	854

Gross square footage (in thousands):
February 2, 2019	2,658	1,234	2,028	646	4,686	1,880	6,566
February 1, 2020	2,600	1,263	1,827	613	4,427	1,876	6,303

(1)	Excludes nine international franchise stores as of February 1, 2020 and eight as of February 2, 2019. Excludes 17 U.S. Company-operated temporary stores as of February 1, 2020.

(2)
Abercrombie includes the Abercrombie & Fitch and abercrombie kids brands. Locations with abercrombie kids carveouts within Abercrombie & Fitch stores are represented as a single store count. Excludes seven international franchise stores as of each of February 1, 2020 and February 2, 2019. Excludes eight U.S. Company-operated temporary stores as of February 1, 2020.

China tariffs

Recently, there has been uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries, such as the threat of additional tariffs on imported consumer goods from China. A summary of certain recent tariffs impacting our business include:

•
Additional tariffs imposed on fashion accessories, handbags and hats of up to 25%, which were effective beginning September 2018 at the starting rate of 10% and increased from 10% to 25% in May 2019 (“List 3”); and

•	Additional tariffs imposed on select apparel and footwear of up to 25%, which were effective beginning September 2019 at the starting rate of 15% and decreased to 7.5% in February 2020 (“List 4A”).

List 3 and List 4A tariffs adversely impacted Fiscal 2019 cost of merchandise and gross profit by approximately $4 million. These tariffs are not expected to have a significant year-over-year impact on cost of merchandise and gross profit in Fiscal 2020.

We continue to focus on the diversification of our global supply chain. Our team had taken actions to proactively prepare for the impacts of these tariffs, including shifting production into other countries and regions to both existing and new partners as necessary. Only a portion of our total goods sourced from China are imported into the U.S. and are subject to these additional tariffs. For context, approximately 15% and 25% of total merchandise receipts were sourced from China and imported to the U.S. in Fiscal 2019 and Fiscal 2018, respectively, and we expect to reduce this percentage in Fiscal 2020.

United Kingdom’s withdrawal from the European Union (“Brexit”)

In June 2016, the United Kingdom passed a referendum to recommend withdrawing from the European Union. Although the United Kingdom left the European Union in January 2020, the final terms of the United Kingdom’s withdrawal remain unclear. As a result, there is continued uncertainty related to consumer behavior, trade relations, economic conditions, foreign currency exchange rates and the free movement of goods, services, people and capital between the United Kingdom and the European Union during this time of transition.

We believe that this referendum and the uncertainty surrounding the terms of United Kingdom’s withdrawal throughout the year adversely impacted international sales results in Fiscal 2019. We experienced decreased traffic in the United Kingdom and declining values of the Euro and British Pound as compared to the U.S. Dollar over the last year. The United Kingdom’s withdrawal from the European Union could also adversely impact other areas of our business, including, but not limited to, an increase in duties and delays in the delivery of merchandise from our Netherlands distribution center to our customers in the United Kingdom if trade barriers materialize. The United Kingdom’s withdrawal from the European Union could also adversely impact the operations of our vendors and of our other third-party partners.

In order to mitigate the risks associated with the United Kingdom’s withdrawal from the European Union, our team is: collaborating across the organization and testing our systems; working with external partners to develop contingency plans for potential adverse impacts; and taking actions to reduce, to the extent possible, the potential impact of any incremental duty exposure.

Summary of results

A summary of results for Fiscal 2019 and Fiscal 2018 follows:

	GAAP		Non-GAAP (1)
(in thousands, except change in net sales, comparable sales, gross profit rate, operating income margin and per share amounts)	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018
Net sales	$3,623,073	$3,590,109
Change in net sales	1%	3%
Comparable sales (2)			1%	3%
Gross profit rate (3)	59.4%	60.2%
Operating income (4)	$70,068	$127,366	$82,820	$138,632
Operating income margin (4)	1.9%	3.5%	2.3%	3.9%
Net income attributable to A&F (4)	$39,358	$74,541	$48,097	$79,789
Net income per diluted share attributable to A&F (4)	$0.60	$1.08	$0.73	$1.15

(1)
Refer to “RESULTS OF OPERATIONS” for details on excluded items. Discussion as to why the Company believes that these non-GAAP financial measures are useful to investors is provided below under “NON-GAAP FINANCIAL MEASURES.”

(2)
Comparable sales are calculated on a constant currency basis and exclude revenue other than store and digital sales. Refer to the discussion below in “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

(3)	Gross profit is derived from cost of sales, exclusive of depreciation and amortization.

(4)
Fiscal 2019 results include $47.3 million of flagship store exit charges, which adversely impacted operating margin by 130 basis points and net income per diluted share attributable to A&F by approximately $0.53 per share, net of estimated tax effect. Refer to Note 19, “FLAGSHIP STORE EXIT CHARGES.”

Further details related to sales for Fiscal 2019 and Fiscal 2018 are as follows:

	Change in Net Sales		Comparable Sales (1)
	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018
Hollister	0%	6%	(1)%	5%
Abercrombie	2%	(1)%	3%	1%
United States	4%	5%	3%	6%
International	(4)%	(1)%	(4)%	(2)%
Total company	1%	3%	1%	3%

(1)
Comparable sales are calculated on a constant currency basis and exclude revenue other than store and digital sales. Refer to the discussion below in “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

Certain components of the Company’s Consolidated Balance Sheets and Consolidated Statements of Cash Flows for Fiscal 2019 and Fiscal 2018 were as follows:

(in thousands)	Fiscal 2019	Fiscal 2018
Balance sheet data
Cash and equivalents	$671,267	$723,135
Gross borrowings outstanding, carrying amount	$233,250	$253,250
Inventories	$434,326	$437,879
Statements of Cash Flows data
Net cash provided by operating activities	$300,685	$352,933
Purchases of property and equipment	$(202,784)	$(152,393)
Purchases of common stock	$(63,542)	$(68,670)
Dividends paid	$(51,510)	$(53,714)
Repayment of term loan facility borrowings	$(20,000)	$—

RESULTS OF OPERATIONS

Net sales

(in thousands)	Fiscal 2019	Fiscal 2018	$ Change	% Change	Comparable Sales (1)
Hollister	$2,158,514	$2,152,538	$5,976	0%	(1)%
Abercrombie (2)	1,464,559	1,437,571	26,988	2%	3%

United States	$2,410,802	$2,321,700	$89,102	4%	3%
International	1,212,271	1,268,409	(56,138)	(4)%	(4)%

Total Company	$3,623,073	$3,590,109	$32,964	1%	1%
Total Company on a non-GAAP constant currency basis (1)	$3,623,073	$3,553,012	$70,061	2%	1%

(1)	Calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

(2)	Includes Abercrombie & Fitch and abercrombie kids brands.

For Fiscal 2019, net sales increased 1% as compared to Fiscal 2018, primarily due to an increase in units sold. Average unit retail was approximately flat year-over-year with changes in foreign currency exchange rates adversely impacting net sales by $37 million or 1%. In addition, the Company estimates that COVID-19 adversely impacted Fiscal 2019 net sales by approximately $4 million. Excluding the adverse impact of changes in foreign currency exchange rates, net sales for Fiscal 2019 increased 2% as compared to Fiscal 2018.

Cost of sales, exclusive of depreciation and amortization

	Fiscal 2019		Fiscal 2018
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (1)
Cost of sales, exclusive of depreciation and amortization	$1,472,155	40.6%	$1,430,193	39.8%	80

(1)	The estimated basis point (“BPS”) change has been rounded based on the change in the percentage of net sales.

For Fiscal 2019, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased approximately 80 basis points as compared to Fiscal 2018, primarily due to an increase in average unit cost, without a corresponding increase in average unit retail. The increase in average unit cost reflects the adverse impact from changes in foreign currency exchange rates, net of hedging, of approximately 30 basis points, higher year-over-year shrink of approximately 20 basis points, increased freight costs and the adverse impact from List 3 and List 4A China tariffs of approximately 10 basis points.

Gross profit

	Fiscal 2019		Fiscal 2018
		% of Net Sales		% of Net Sales	BPS Change (1)
Gross profit	$2,150,918	59.4%	$2,159,916	60.2%	(80)
Gross profit on a non-GAAP constant currency basis (2)	$2,150,918	59.4%	$2,127,495	59.9%	(50)

(1)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

(2)	Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Gross profit is derived from cost of sales, exclusive of depreciation and amortization.

Stores and distribution expense

	Fiscal 2019		Fiscal 2018
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (1)
Stores and distribution expense	$1,551,243	42.8%	$1,536,216	42.8%	—

(1)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

For Fiscal 2019, stores and distribution expense as a percentage of net sales was approximately flat compared to Fiscal 2018, reflecting a decrease in store occupancy expense as a percentage of net sales of approximately 50 basis points, a decrease in compensation costs and decreased marketing expense related to the Company’s digital operations. These decreases were offset primarily due to an increase in shipping and handling costs as a percentage of total net sales of approximately 60 basis points.

Marketing, general and administrative expense

	Fiscal 2019		Fiscal 2018
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (1)
Marketing, general and administrative expense	$464,615	12.8%	$484,863	13.5%	(70)
Deduct:
Net charges related to certain legal matters (2)	—	0.0%	(2,595)	(0.1)%	10
Adjusted non-GAAP marketing, general and administrative expense	$464,615	12.8%	$482,268	13.4%	(60)

(1)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

(2)
Amount reflects net legal charges in connection with a then proposed settlement of a class action claim, which received final court approval and was paid in the fourth quarter of Fiscal 2018. See Note 20, “CONTINGENCIES.”

For Fiscal 2019, marketing, general and administrative expense as a percentage of net sales decreased approximately 70 basis points as compared to Fiscal 2018, primarily due to a decrease in performance-based compensation and consulting expenses. These decreases were partially offset by increased information technology expense and executive severance charges. Excluding the net charges related to certain legal matters presented above, Fiscal 2019 adjusted non-GAAP marketing, general and administrative expense as a percentage of net sales decreased approximately 60 basis points as compared to Fiscal 2018.

Flagship store exit charges

	Fiscal 2019		Fiscal 2018
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (1)
Flagship store exit charges	$47,257	1.3%	$5,806	0.2%	110

(1)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

For Fiscal 2019, flagship store exit charges as a percentage of net sales increased approximately 110 basis points as compared to Fiscal 2018, primarily driven by the closure of the Company’s SoHo Hollister flagship in New York City during the second quarter of Fiscal 2019. Refer to Note 19, “FLAGSHIP STORE EXIT CHARGES,” for additional information on flagship store exit charges incurred in Fiscal 209 and Fiscal 2018.

Asset impairment, exclusive of flagship store exit charges

	Fiscal 2019		Fiscal 2018
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (1)
Asset impairment, exclusive of flagship store exit charges	$19,135	0.5%	$11,580	0.3%	20
Deduct:
Flagship store asset impairment charges (2)	(12,752)	(0.4)%	(8,671)	(0.2)%	(20)
Adjusted non-GAAP asset impairment, exclusive of flagship store exit charges	$6,383	0.2%	$2,909	0.1%	10

(1)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

(2)	Amounts reflect asset impairment charges related to certain of the Company’s flagship stores not associated with exit activities.

Refer to Note 8, “ASSET IMPAIRMENT,” for further discussion.

Other operating income, net

	Fiscal 2019		Fiscal 2018
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (1)
Other operating income, net	$1,400	0.0%	$5,915	0.2%	(20)

(1)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

For Fiscal 2019, other operating income, net, as a percentage of net sales decreased approximately 20 basis points as compared to Fiscal 2018, primarily due to a decrease in foreign currency exchange related gains of approximately 10 basis points, reflecting the impact of the adoption of the new derivative accounting standard in Fiscal 2019. Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” for further discussion of the new derivative accounting standard.

Operating income

	Fiscal 2019 (1)		Fiscal 2018
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (2)
Operating income	$70,068	1.9%	$127,366	3.5%	(160)
Deduct:
Flagship store asset impairment charges (3)	12,752	0.4%	8,671	0.2%	20
Net charges related to certain legal matters (4)	—	0.0%	2,595	0.1%	(10)
Adjusted non-GAAP operating income	$82,820	2.3%	$138,632	3.9%	(160)
Adjusted non-GAAP operating income on a constant currency basis	$82,820	2.3%	$119,866	3.4%	(110)

(1)	Fiscal 2019 results were adversely impacted by $47.3 million of pre-tax flagship store exit charges. Refer to Note 19, “FLAGSHIP STORE EXIT CHARGES.”

(2)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

(3)	Amounts reflect asset impairment charges related to certain of the Company’s flagship stores not associated with exit activities.

(4)
Amount reflects net legal charges in connection with a then proposed settlement of a class action claim, which received final court approval and was paid in the fourth quarter of Fiscal 2018. Refer to Note 20, “CONTINGENCIES.”

Interest expense, net

	Fiscal 2019		Fiscal 2018
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (1)
Interest expense	$19,908	0.5%	$22,788	0.6%	(10)
Interest income	(12,171)	(0.3)%	(11,789)	(0.3)%	—
Interest expense, net	$7,737	0.2%	$10,999	0.3%	(10)

(1)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

For Fiscal 2019, interest expense, net as a percentage of net sales decreased approximately 10 basis points as compared to Fiscal 2018. Interest expense as a percentage of net sales decreased as compared to last year, primarily driven by the elimination of landlord financing obligations and the related interest expense upon adoption of the new lease accounting standard in Fiscal 2019, partially offset by an increase in interest expense related to certain of the Company’s long-term obligations.

Income tax expense

	Fiscal 2019		Fiscal 2018
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$17,371	27.9%	$37,559	32.3%
Deduct:
Tax effect of pre-tax excluded items (1)	4,013		2,483
Benefits related to the Tax Cuts and Jobs Act of 2017 (2)	—		3,535
Adjusted non-GAAP income tax expense	$21,384	28.5%	$43,577	34.1%

(1)
Refer to “Operating income” for details of pre-tax excluded items. The tax effect of pre-tax excluded items is the difference between the tax provision calculation on a GAAP basis and an adjusted non-GAAP basis.

(2)	Refer to Note 11, “INCOME TAXES,” for details on the impact of the Tax Cuts and Jobs Act of 2017.

The effective tax rates for Fiscal 2019 and Fiscal 2018 were impacted by discrete items related to share-based compensation awards discussed within Note 14, “SHARE-BASED COMPENSATION.” The Fiscal 2018 effective tax rate also benefited from discrete income tax items related to the then provisional estimate of the Tax Cuts and Jobs Act of 2017. Refer to Note 11, “INCOME TAXES,” for further discussion on factors that impacted the effective tax rate in Fiscal 2019 and Fiscal 2018.

Net income attributable to A&F

	Fiscal 2019 (1)		Fiscal 2018
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (2)
Net income attributable to A&F	$39,358	1.1%	$74,541	2.1%	(100)
Adjusted non-GAAP net income attributable to A&F (3)	$48,097	1.3%	$79,789	2.2%	(90)

(1)	Fiscal 2019 results were adversely impacted by $47.3 million of pre-tax flagship store exit charges. Refer to Note 19, “FLAGSHIP STORE EXIT CHARGES.”

(2)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

(3)	Excludes items presented above under “Operating income,” and “Income tax expense.”

Net income per diluted share attributable to A&F

	Fiscal 2019 (1)	Fiscal 2018	$ Change
Net income per diluted share attributable to A&F	$0.60	$1.08	$(0.48)
Adjusted non-GAAP net income per diluted share attributable to A&F (2)	$0.73	$1.15	$(0.42)
Adjusted non-GAAP net income per diluted share attributable to A&F on a constant currency basis(2)	$0.73	$0.95	$(0.22)

(1)
Fiscal 2019 results include $47.3 million of pre-tax flagship store exit charges, which adversely impacted net income per diluted share by $0.53, net of estimated tax effect. Refer to Note 19, “FLAGSHIP STORE EXIT CHARGES.”

(2)	Excludes items presented above under “Operating income,” and “Income tax expense.”

LIQUIDITY AND CAPITAL RESOURCES

Historical sources and uses of cash

Seasonality of cash flows

The Company’s business has two principal selling seasons: the spring season, which includes the first and second fiscal quarters (“Spring”) and the fall season, which includes the third and fourth fiscal quarters (“Fall”). The Company experiences its greatest sales activity during the fall season, the third and fourth fiscal quarters, due to back-to-school and holiday sales periods, respectively. The Company relies on excess operating cash flows, which are largely generated in Fall, to fund operations throughout the year and to reinvest in the business to support future growth. The Company also has an asset-based revolving credit facility available as a source of additional funding.

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

As of February 1, 2020, the Company had not drawn on the Amended ABL Facility, but had availability under the Amended ABL facility of $272.0 million, net of $0.8 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the Amended ABL Facility, actual incremental borrowing available to the Company and under the Amended ABL Facility was $242.0 million as of February 1, 2020. As a precautionary measure in response to COVID-19, in March 2020, the Company borrowed $210 million under the Amended ABL Facility to improve its cash position. Refer to Note 22, “SUBSEQUENT EVENTS,” for further discussion.

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

The Credit Facilities are further described in Note 12, “BORROWINGS.”

Cash flows from operating, investing and financing activities

The table below provides certain components of the Company’s Consolidated Statements of Cash Flows for Fiscal 2019 and Fiscal 2018:

(in thousands)	Fiscal 2019	Fiscal 2018
Cash and equivalents, and restricted cash and equivalents, beginning of period	$745,829	$697,955
Net cash provided by operating activities	300,685	352,933
Net cash used for investing activities	(202,784)	(152,393)
Net cash used for financing activities	(147,873)	(131,691)
Effects of foreign currency exchange rate changes on cash	(3,593)	(20,975)
Net decrease in cash and equivalents, and restricted cash and equivalents	(53,565)	47,874
Cash and equivalents, and restricted cash and equivalents, end of period	$692,264	$745,829

Operating activities - For both Fiscal 2019 and Fiscal 2018, the primary source of cash from operations was from the sale of merchandise, largely generated in the Fall season. The year-over-year decrease in cash flows from operating activities for Fiscal 2019 as compared to Fiscal 2018 reflects: a lower net income in the current year as compared to the prior year; changes in the timing of payments to vendors, including increased payments in the first quarter of Fiscal 2019 as compared to the prior year; partially offset by decreased incentive compensation payments in Fiscal 2019 as compared to the prior year and changes in inventories.

Investing activities - For Fiscal 2019 and Fiscal 2018, net cash outflows for investing activities were used for purchases of property and equipment.

Financing activities - For Fiscal 2019, net cash used for financing activities primarily consisted of the repurchase of approximately 4.0 million shares of A&F’s Common Stock in the open market with a market value of approximately $63.5 million, dividend payments of $51.5 million and voluntary debt repayments of $20.0 million. For Fiscal 2018, net cash used for financing activities consisted primarily of the repurchase of approximately 2.9 million shares of A&F’s Common Stock in the open market with a market value of approximately $68.7 million and dividend payments of $53.7 million.

Future cash requirements and sources of cash

The Company’s capital allocation strategy, priorities and investments are reviewed by the Company’s Board of Directors considering both liquidity and valuation factors, including the potential severity of impacts to the business resulting from COVID-19.

Primary sources of cash

The Company’s primary source of cash to execute against its capital allocation strategy is its operating cash flows, largely generated in the Fall season, used to fund operations throughout the fiscal year and to reinvest in the business to support future growth. The Company entered this period of uncertainty with a healthy liquidity position and is taking immediate, aggressive and prudent actions, including reevaluating all expenditures, to enhance the Company’s ability to meet the business’ short-term liquidity needs, in order to best position the business for its key stakeholders, including the Company’s associates, customers and shareholders. As a precautionary measure, in March 2020, the Company borrowed $210 million under its asset-based revolving credit facility to improve the Company’s cash position and withdrew the majority of excess funds from its overfunded Rabbi Trust assets, which provided the Company with $50 million of additional cash. The Company believes that it will have adequate liquidity to fund operating activities over the next 12 months.

Primary uses of cash

The Company’s current capital allocation strategy is to prioritize navigating the near-term challenges that COVID-19 presents and continuing to fund operating activities. In response to COVID-19, the Company is taking immediate, aggressive and prudent actions, including reevaluating all expenditures, to enhance the Company’s ability to meet the business’ short-term liquidity needs. As a result, over the next twelve months, the Company’s expects its primary cash requirements to be towards funding operating activities, including the acquisition of inventory, and obligations related to compensation, leases and any lease buyouts or modifications it may exercise, taxes and other operating activities.

The Company also evaluates opportunities for investments in line with our key transformation initiatives that position the business for sustainable long-term growth and strives to invest in projects that have high expected returns. These improvements may include new store experiences or investments in its omnichannel initiatives or loyalty programs. In addition, the Company evaluates store closures, including flagship lease buyouts and options to early terminate store leases. Historically, the Company has utilized free cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as digital and omnichannel investments, information technology, and other projects.

At times, the Company may utilize excess liquidity, towards debt service requirements, including voluntary debt prepayments, or required repayments, if any, based on annual excess cash flows, as defined in the term loan credit agreement applicable to the Term Loan Facility.

Share repurchases and dividends

In response to COVID-19, in line with the Company’s cash preservation strategy, the Company continues to assess its plans for share repurchases and dividends. Historically, the Company has returned cash to stockholders through dividends and completes share repurchases as deemed appropriate by utilizing free cash flow generated from operations or proceeds from the Amended ABL Facility.

Dividends are declared at the discretion of A&F’s Board of Directors. A quarterly dividend, of $0.20 per share outstanding, was declared in each of February, May, August and November in Fiscal 2019 and Fiscal 2018. Dividends were paid in each of March, June, September and December in Fiscal 2019 and Fiscal 2018. A&F’s Board of Directors reviews the dividend on a quarterly basis and establishes the dividend amount based on A&F’s financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors, including the potential severity of impacts to the business resulting from COVID-19 and any restrictions related to the Company’s Credit Facilities. There can be no assurance that the Company will continue to pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

In response to COVID-19, in March 2020, the Company announced that it does not plan to repurchase any shares of its Common Stock for the foreseeable future. The Company may repurchase shares of its Common Stock from time to time, dependent on market and business conditions, with the primary objective to offset dilution from issuances of Common Stock associated with the exercise of employee stock appreciation rights and the vesting of restricted stock units. Shares may be repurchased in the open market, including pursuant to any trading plans established in accordance with Rule 10b5-1 of the Exchange Act, through privately negotiated transactions or other transactions or by a combination of such methods. Refer to “ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES” for additional information regarding the Company’s share repurchases during the fourth quarter of Fiscal 2019 and the number of shares remaining available for purchase under the Company’s June 2019 publicly announced stock repurchase authorization.

Income taxes

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S., without incurring additional federal income tax. The Company has determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019 are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds could be repatriated without incurring additional taxes.

As of February 1, 2020, $311.6 million of the Company’s $671.3 million of cash and equivalents was held by foreign affiliates. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or pay dividends to A&F’s stockholders.

In December 2017, the Tax Cuts and Jobs Act of 2017 was signed into law and, in May 2019, Switzerland voted to approve the Federal Act on Tax Reform and AHV Financing. Refer to Note 11, “INCOME TAXES,” for additional details regarding the impact these events had on the Company’s Consolidated Financial Statements.

Contractual obligations

As of February 1, 2020, the Company’s contractual obligations were as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$1,819,994	$357,646	$602,068	$399,325	$460,955
Purchase obligations (2)	266,151	230,953	31,191	4,007	—
Long-term debt obligations (3)	233,250	—	233,250	—	—
Other obligations (4)	97,880	22,540	25,946	17,942	31,452
Finance lease obligations	2,416	2,026	390	—	—
Total	$2,419,691	$613,165	$892,845	$421,274	$492,407

(1)
Operating lease obligations consist of the Company’s future undiscounted operating lease payments, including future fixed lease payments associated with closed flagship stores. Operating lease obligations do not include variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs. Total variable lease cost was $143.5 million in Fiscal 2019. Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Leases,” and Note 7, “LEASES,” for further discussion.

(2)
Purchase obligations primarily consist of non-cancelable purchase orders for merchandise to be delivered during Fiscal 2020 and commitments for fabric expected to be used during upcoming seasons. In addition, purchase obligations include agreements to purchase goods or services, including information technology contracts and third-party distribution center service contracts.

(3)	Long-term debt obligations consist of principal payments under the Term Loan Facility. Refer to Note 12, “BORROWINGS,” for further discussion.

(4)
Other obligations consists of: asset retirement obligations; payments from the Supplemental Executive Retirement Plan; tax payments associated with the provisional, mandatory one-time deemed repatriation tax on accumulated foreign earnings, net payable over eight years pursuant to the Act; estimated interest payments related to the Term Loan Facility based on the interest rate as of February 1, 2020 assuming normally scheduled principal payments; and minimum contractual obligations related to leases signed but not yet commenced of $3.1 million, primarily related to the Company’s stores. Refer to Note 11, “INCOME TAXES,” Note 12, “BORROWINGS,” Note 13, “OTHER LIABILITIES,” and Note 17, “SAVINGS AND RETIREMENT PLANS,” for further discussion.

In the fourth quarter of Fiscal 2019, the Company entered into a nine year service and distribution agreement for a facility to be located in the Phoenix, Arizona area, with services expected to commence in Fiscal 2021. Due to uncertainty as to the ultimate minimum commitments related this agreement, these expected obligations are excluded from the contractual obligations table.

Due to uncertainty as to the amounts and timing of future payments, tax related to uncertain tax positions, including accrued interest and penalties, of $2.3 million as of February 1, 2020 is excluded from the contractual obligations table. Deferred taxes are also excluded in the preceding table. For further discussion, refer to Note 11, “INCOME TAXES.”

A&F has historically paid quarterly dividends on its Common Stock. Due to the fact that future dividends are subject to determination and approval by A&F’s Board of Directors, there are no amounts included in the contractual obligations table related to dividends.

Off-balance sheet arrangements

As of February 1, 2020, the Company did not have any material off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Recent accounting pronouncements,” for recent accounting pronouncements the Company has adopted or is currently evaluating, including the dates of adoption or expected dates of adoption, as applicable, and anticipated effects on the Company’s Consolidated Financial Statements.

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

The Company does not expect material changes to the underlying assumptions used to estimate deferred revenue associated with loyalty programs as of February 1, 2020. However, actual results could vary from estimates and could result in material gains or losses.

An increase or decrease of 10% in the Company’s point expiration and reward redemption estimates as of February 1, 2020 would have affected pre-tax income by approximately $4.0 million for Fiscal 2019.

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

The Company does not expect material changes to the underlying assumptions used to measure the LCNRV estimate as of February 1, 2020. However, actual results could vary from estimates and could significantly impact the ending inventory valuation at cost, as well as gross profit.

An increase or decrease in the LCNRV adjustment of 10% would have affected pre-tax income by approximately $1.5 million for Fiscal 2019.

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

The Company does not expect material changes in the judgments, assumptions or interpretations used to calculate the tax provision for Fiscal 2020. However, changes in these judgments, assumptions or interpretations may occur and should those changes be significant, they could have a material impact on the Company’s income tax provision. As of the end of Fiscal 2019, the Company had recorded valuation allowances of $8.9 million.

Legal Contingencies
The Company is a defendant in lawsuits and other adversarial proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are expensed as incurred, and the Company establishes estimated liabilities for the outcome of litigation where it is probable that a loss has been incurred and the amount of loss, or range of loss, is reasonably estimable. For probable losses, the Company accrues to the low end of an estimated range of loss, unless another amount within the range is determined to be more likely. Significant judgment may be applied in assessing the probability of loss and in estimating the amount of such loss.

Actual liabilities may differ from the amounts recorded, and there can be no assurance that the final resolution of legal contingencies will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Policy	Effect if Actual Results Differ from Assumptions
Long-lived Assets
Long-lived assets, primarily operating lease right-of-use assets, leasehold improvements, furniture, fixtures and equipment, are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset group might not be recoverable. These include, but are not limited to, material declines in operational performance, a history of losses, an expectation of future losses, adverse market conditions and store closure or relocation decisions. On at least a quarterly basis, the Company reviews for indicators of impairment at the individual store level, the lowest level for which cash flows are identifiable.

Stores that display an indicator of impairment are subjected to an impairment assessment. The Company’s impairment assessment requires management to make assumptions and judgments related, but not limited, to management’s expectations for future operations and projected cash flows. The key assumptions used in the Company’s undiscounted future store cash flow models include sales, gross profit and, to a lesser extent, operating expenses.

An impairment loss may be recognized when these undiscounted future cash flows are less than the carrying amount of the asset group. In the circumstance of impairment, any loss would be measured as the excess of the carrying amount of the asset group over its fair value. Fair value of the Company’s store-related assets is determined at the individual store level based on the highest and best use of the asset group. The key assumptions used in the Company’s fair value analysis may include discounted future store cash flows and comparable market rents.

If actual results are not consistent with the estimates and assumptions used, there may be a material impact on the Company’s financial condition or results of operation.

Store assets that were tested for impairment as of February 1, 2020 and not impaired, had long-lived assets with a net book value of $139.6 million, which included $128.4 million of operating lease right-of-use assets as of February 1, 2020. These stores had undiscounted cash flows which were in the range of 100% to 150% of their respective net asset values.

Store assets that were impaired during Fiscal 2019, had a remaining net book value of $126.7 million, which included $121.7 million of operating lease right-of-use assets, as of February 1, 2020.

Leases
The Company’s lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term. The Company’s lease liabilities represent the Company’s obligation to make lease payments arising from the lease. On the lease commencement date, the Company recognizes an asset for the right to use a leased asset and a liability based on the present value of remaining lease payments over the lease term on the Consolidated Balance Sheets.

In measuring the Company’s lease liabilities, the remaining lease payments are discounted to present value using a discount rate. As the rates implicit in the Company’s leases are not readily determinable, the Company uses its incremental borrowing rate based on the transactional currency of the lease and the lease term for the initial measurement of the lease right-of-use asset and the lease liability. For leases existing before the adoption of the new lease accounting standard, the Company used its incremental borrowing rate as of the date of adoption, determined using the remaining lease term as of the date of adoption. For leases commencing on or after the adoption of the new lease accounting standard, the incremental borrowing rate is determined using the remaining lease term as of the lease commencement date.

The Company estimates its incremental borrowing rate on a quarterly basis, based on the rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.

The Company does not expect material changes to the underlying assumptions used to measure its lease liabilities as of February 1, 2020.

An increase or decrease of 10% in the Company’s weighted-average discount rate as of February 1, 2020, would impact both the Company’s total assets and total liabilities by less than 1% and would not have a material impact on the Company’s pre-tax income for Fiscal 2019.

NON-GAAP FINANCIAL MEASURES

This Annual Report on Form 10-K includes discussion of certain financial measures on both a GAAP and a non-GAAP basis. The Company believes that each of the non-GAAP financial measures presented in this “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” is useful to investors as it provides a meaningful basis to evaluate the Company’s operating performance excluding the effect of certain items that the Company believes do not reflect its future operating outlook, such as certain flagship asset impairment charges, and thereby supplements investors’ understanding of comparability of operations across periods. Management used these non-GAAP financial measures during the periods presented to assess the Company’s performance and to develop expectations for future operating performance. These non-GAAP financial measures should be used as a supplement to, and not as an alternative to, the Company’s GAAP financial results, and may not be calculated in the same manner as similar measures presented by other companies.

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

Excluded items

The following financial measures are disclosed on a GAAP and on an adjusted non-GAAP basis excluding the following items, as applicable:

Financial measures (1)	Excluded items
Marketing, general and administrative expense	Net charges related to certain legal matters
Asset impairment, exclusive of flagship store exit charges	Flagship store asset impairment charges
Operating income	Net charges related to certain legal matters and flagship store asset impairment charges
Net income and net income per share attributable to A&F (2)
Net charges related to certain legal matters; flagship store asset impairment charges; discrete net tax benefits related to the Tax Cuts and Jobs Act of 2017; and the tax effect of pre-tax excluded items

(1)	Certain of these financial measures are also expressed as a percentage of net sales.

(2)
The Company also presents income tax expense and the effective tax rate on both a GAAP and on an adjusted non-GAAP basis excluding the items listed under “Operating income,” as applicable, in the table above and discrete net tax benefits related to the Act. The tax effect of excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis.

Financial information on a constant currency basis

The Company provides certain financial information on a constant currency basis to enhance investors’ understanding of underlying business trends and operating performance by removing the impact of foreign currency exchange rate fluctuations. Management also uses financial information on a constant currency basis to award employee performance-based compensation. The effect from foreign currency exchange rates, calculated on a constant currency basis, is determined by applying the current period’s foreign currency exchange rates to the prior year’s results and is net of the year-over-year impact from hedging. The per diluted share effect from foreign currency exchange rates is calculated using a 26% effective tax rate.

A reconciliation of financial metrics on a constant currency basis to GAAP for Fiscal 2019 and Fiscal 2018 is as follows:

(in thousands, except change in net sales, gross profit rate, operating income margin and per share data)
Net sales	Fiscal 2019	Fiscal 2018	% Change
GAAP	$3,623,073	$3,590,109	1%
Impact from changes in foreign currency exchange rates	—	(37,097)	1%
Net sales on a constant currency basis	$3,623,073	$3,553,012	2%
Gross profit	Fiscal 2019	Fiscal 2018	BPS Change (1)
GAAP	$2,150,918	$2,159,916	(80)
Impact from changes in foreign currency exchange rates	—	(32,421)	30
Gross profit on a constant currency basis	$2,150,918	$2,127,495	(50)
Operating income	Fiscal 2019	Fiscal 2018	BPS Change (1)
GAAP	$70,068	$127,366	(160)
Excluded items (2)	(12,752)	(11,266)	0
Adjusted non-GAAP	$82,820	$138,632	(160)
Impact from changes in foreign currency exchange rates	—	(18,766)	50
Adjusted non-GAAP on a constant currency basis	$82,820	$119,866	(110)
Net income per diluted share attributable to A&F	Fiscal 2019	Fiscal 2018	$ Change
GAAP	$0.60	$1.08	$(0.48)
Excluded items, net of tax (2)	(0.13)	(0.08)	(0.05)
Adjusted non-GAAP	$0.73	$1.15	$(0.42)
Impact from changes in foreign currency exchange rates	—	(0.20)	0.20
Adjusted non-GAAP on a constant currency basis	$0.73	$0.95	$(0.22)

(1)	The estimated basis point change has been rounded based on the percentage of net sales change.

(2)
Refer to “RESULTS OF OPERATIONS,” for details on excluded items. The tax effect of excluded items is calculated as the difference between the tax provision on a GAAP basis and an adjusted non-GAAP basis.

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

Refer to Note 9, “RABBI TRUST ASSETS,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for a discussion of the Company’s Rabbi Trust assets.

INTEREST RATE RISK

As of February 1, 2020, the Company had approximately $233.3 million in gross borrowings outstanding under its Term Loan Facility and no borrowings outstanding under its Amended ABL Facility. The Credit Facilities carry interest rates that are tied to LIBO rate, or an alternate base rate, plus a margin. The interest rate on the Term Loan Facility has a 100 basis point LIBO rate floor, and assuming no changes in the Company’s financial structure as it stands, an increase in the interest rate on borrowings under the Term Loan Facility as of February 1, 2020 of 100 basis points would increase Fiscal 2020 annual interest expense by approximately $2.4 million. This hypothetical analysis for Fiscal 2020 may differ from the actual change in interest expense due to potential changes in interest rates or gross borrowings outstanding under the Company’s Credit Facilities. The expected transition from the widespread use of LIBO rate to alternative rates over the next several years is not expected to have a material impact on interest expense on borrowings outstanding under the Company’s Credit Facilities.

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

A&F and its subsidiaries have exposure to changes in foreign currency exchange rates associated with foreign currency transactions and forecasted foreign currency transactions, including the purchase of inventory between subsidiaries and foreign-currency-denominated assets and liabilities. The Company has established a program that primarily utilizes foreign currency exchange forward contracts to partially offset the risks associated with the effects of certain foreign currency transactions and forecasted transactions. Under this program, increases or decreases in foreign currency exchange rate exposures are partially offset by gains or losses on foreign currency exchange forward contracts, to mitigate the impact of foreign currency exchange gains or losses. The Company does not use forward contracts to engage in currency speculation. All outstanding foreign currency exchange forward contracts are recorded at fair value at the end of each fiscal period. Refer to Note 15, “DERIVATIVE INSTRUMENTS,” included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for the fair value of outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of February 1, 2020 and February 2, 2019.

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. Such a hypothetical devaluation would decrease derivative contract fair values by approximately $20.3 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair value would be expected to be largely offset by the net change in fair values of the underlying hedged items.

For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, refer to “ITEM 1A. RISK FACTORS,” included in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Abercrombie & Fitch Co.
Consolidated Statements of Operations and Comprehensive Income
(Thousands, except per share amounts)

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Net sales	$3,623,073	$3,590,109	$3,492,690
Cost of sales, exclusive of depreciation and amortization	1,472,155	1,430,193	1,408,848
Gross profit	2,150,918	2,159,916	2,083,842
Stores and distribution expense	1,551,243	1,536,216	1,540,032
Marketing, general and administrative expense	464,615	484,863	471,914
Flagship store exit charges	47,257	5,806	2,393
Asset impairment, exclusive of flagship store exit charges	19,135	11,580	14,391
Other operating income, net	(1,400)	(5,915)	(16,938)
Operating income	70,068	127,366	72,050
Interest expense, net	7,737	10,999	16,889
Income before income taxes	62,331	116,367	55,161
Income tax expense	17,371	37,559	44,636
Net income	44,960	78,808	10,525
Less: Net income attributable to noncontrolling interests	5,602	4,267	3,431
Net income attributable to A&F	$39,358	$74,541	$7,094

Net income per share attributable to A&F
Basic	$0.61	$1.11	$0.10
Diluted	$0.60	$1.08	$0.10

Weighted-average shares outstanding
Basic	64,428	67,350	68,391
Diluted	65,778	69,137	69,403

Other comprehensive (loss) income
Foreign currency translation, net of tax	$(5,080)	$(19,940)	$41,180
Derivative financial instruments, net of tax	(1,354)	12,542	(14,932)
Other comprehensive (loss) income	(6,434)	(7,398)	26,248
Comprehensive income	38,526	71,410	36,773
Less: Comprehensive income attributable to noncontrolling interests	5,602	4,267	3,431
Comprehensive income attributable to A&F	$32,924	$67,143	$33,342

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.
Consolidated Balance Sheets
(Thousands, except par value amounts)

	February 1, 2020	February 2, 2019
Assets
Current assets:
Cash and equivalents	$671,267	$723,135
Receivables	80,251	73,112
Inventories	434,326	437,879
Other current assets	78,905	101,824
Total current assets	1,264,749	1,335,950
Property and equipment, net	665,290	694,855
Operating lease right-of-use assets	1,230,954	—
Other assets	388,672	354,788
Total assets	$3,549,665	$2,385,593
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$219,919	$226,878
Accrued expenses	302,214	293,579
Short-term portion of operating lease liabilities	282,829	—
Income taxes payable	10,392	18,902
Short-term portion of deferred lease credits	—	19,558
Total current liabilities	815,354	558,917
Long-term liabilities:
Long-term portion of operating lease liabilities	1,252,634	—
Long-term portion of borrowings, net	231,963	250,439
Long-term portion of deferred lease credits	—	76,134
Leasehold financing obligations	—	46,337
Other liabilities	178,536	235,145
Total long-term liabilities	1,663,133	608,055
Stockholders’ equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued at each of February 1, 2020 and February 2, 2019	1,033	1,033
Paid-in capital	404,983	405,379
Retained earnings	2,313,745	2,418,544
Accumulated other comprehensive loss, net of tax (“AOCL”)	(108,886)	(102,452)
Treasury stock, at average cost: 40,514 and 37,073 shares at February 1, 2020 and February 2, 2019, respectively	(1,552,065)	(1,513,604)
Total Abercrombie & Fitch Co. stockholders’ equity	1,058,810	1,208,900
Noncontrolling interests	12,368	9,721
Total stockholders’ equity	1,071,178	1,218,621
Total liabilities and stockholders’ equity	$3,549,665	$2,385,593

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.
Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)

	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, January 28, 2017	67,758	$1,033	$396,590	$8,604	$2,474,703	$(121,302)	35,542	$(1,507,589)	$1,252,039
Net income	—	—	—	3,431	7,094	—	—	—	10,525
Dividends ($0.80 per share)	—	—	—	—	(54,392)	—	—	—	(54,392)
Share-based compensation issuances and exercises	437	—	(12,347)	—	(6,853)	—	(437)	17,086	(2,114)
Share-based compensation expense	—	—	22,108	—	—	—	—	—	22,108
Derivative financial instruments, net of tax	—	—	—	—	—	(14,932)	—	—	(14,932)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	41,180	—	—	41,180
Distributions to noncontrolling interests, net	—	—	—	(1,943)	—	—	—	—	(1,943)
Balance, February 3, 2018	68,195	$1,033	$406,351	$10,092	$2,420,552	$(95,054)	35,105	$(1,490,503)	$1,252,471
Impact from adoption of the new revenue recognition accounting standard	—	—	—	—	6,944	—	—	—	6,944
Net income	—	—	—	4,267	74,541	—	—	—	78,808
Purchase of common stock	(2,931)	—	—	—	—	—	2,931	(68,670)	(68,670)
Dividends ($0.80 per share)	—	—	—	—	(53,714)	—	—	—	(53,714)
Share-based compensation issuances and exercises	963	—	(22,727)	—	(29,779)	—	(963)	45,569	(6,937)
Share-based compensation expense	—		21,755	—	—	—	—	—	21,755
Derivative financial instruments, net of tax	—	—	—	—	—	12,542	—	—	12,542
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(19,940)	—	—	(19,940)
Distributions to noncontrolling interests, net	—	—	—	(4,638)	—	—	—	—	(4,638)
Balance, February 2, 2019	66,227	$1,033	$405,379	$9,721	$2,418,544	$(102,452)	37,073	$(1,513,604)	$1,218,621
Impact from adoption of the new lease accounting standard (Refer to Note 2, “Summary of Significant Accounting Policies”)	—	—	—	—	(75,165)	—	—	—	(75,165)
Net income	—	—	—	5,602	39,358	—	—	—	44,960
Purchase of common stock	(3,957)	—	—	—	—	—	3,957	(63,542)	(63,542)
Dividends ($0.80 per share)	—	—	—	—	(51,510)	—	—	—	(51,510)
Share-based compensation issuances and exercises	516	—	(14,403)	—	(17,482)	—	(516)	25,081	(6,804)
Share-based compensation expense	—	—	14,007	—	—	—	—	—	14,007
Derivative financial instruments, net of tax	—	—	—	—	—	(1,354)	—	—	(1,354)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(5,080)	—	—	(5,080)
Distributions to noncontrolling interests, net	—	—	—	(2,955)	—	—	—	—	(2,955)
Balance, February 1, 2020	62,786	$1,033	$404,983	$12,368	$2,313,745	$(108,886)	40,514	$(1,552,065)	$1,071,178

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.
Consolidated Statements of Cash Flows
(Thousands)

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Operating activities
Net income	$44,960	$78,808	$10,525
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	173,625	178,030	194,549
Asset impairment	22,364	11,580	14,391
Loss on disposal	6,298	6,020	7,460
Amortization of deferred lease credits prior to adoption of new lease accounting standard	—	(21,320)	(22,149)
Provision for deferred income taxes	9,150	5,946	37,485
Share-based compensation	14,007	21,755	22,108
Changes in assets and liabilities
Inventories	2,270	(23,820)	(18,298)
Accounts payable and accrued expenses	10,821	63,155	13,622
Operating lease right-of use assets and liabilities	46,442	—	—
Income taxes	(5,473)	5,409	13,698
Other assets	(20,137)	33,302	25,185
Other liabilities	(3,642)	(5,932)	(10,918)
Net cash provided by operating activities	300,685	352,933	287,658
Investing activities
Purchases of property and equipment	(202,784)	(152,393)	(107,001)
Proceeds from sale of property and equipment	—	—	203
Net cash used for investing activities	(202,784)	(152,393)	(106,798)
Financing activities
Purchases of common stock	(63,542)	(68,670)	—
Dividends paid	(51,510)	(53,714)	(54,392)
Repayments of term loan facility borrowings	(20,000)	—	(15,000)
Other financing activities	(12,821)	(9,307)	(5,421)
Net cash used for financing activities	(147,873)	(131,691)	(74,813)
Effect of foreign currency exchange rates on cash	(3,593)	(20,975)	24,276
Net (decrease) increase in cash and equivalents, and restricted cash and equivalents	(53,565)	47,874	130,323
Cash and equivalents, and restricted cash and equivalents, beginning of period	745,829	697,955	567,632
Cash and equivalents, and restricted cash and equivalents, end of period	$692,264	$745,829	$697,955
Supplemental information related to non-cash activities
Purchases of property and equipment not yet paid at end of period	$44,199	$17,299	$14,277
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$391,753	$—	$—
Supplemental information related to cash activities
Cash paid for interest	$17,514	$14,221	$13,381
Cash paid for income taxes	$20,717	$24,331	$16,230
Cash received from income tax refunds	$8,773	$9,631	$27,934
Cash paid for operating lease liabilities	$422,850	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.

Index for Notes to Consolidated Financial Statements

Abercrombie & Fitch Co.
Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a global multi-brand omnichannel specialty retailer, whose products are sold primarily through its Company-owned store and digital channels, as well as through various third-party wholesale, franchise and licensing arrangements. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids under the Hollister, Abercrombie & Fitch and abercrombie kids brands. The brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style. The Company primarily has operations in North America, Europe and Asia, among other regions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying Consolidated Financial Statements include historical financial statements of, and transactions applicable to, the Company and reflect its financial position, results of operations and cash flows.

The Company has interests in an Emirati business venture and in a Kuwaiti business venture with Majid al Futtaim Fashion L.L.C. (“MAF”), each of which meets the definition of a variable interest entity (“VIE”). The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the operating results, assets and liabilities of these VIEs, with MAF’s portion of net income presented as net income attributable to noncontrolling interests (“NCI”) on the Consolidated Statements of Operations and Comprehensive Income and MAF’s portion of equity presented as NCI on the Consolidated Balance Sheets.

Fiscal year

The Company’s fiscal year ends on the Saturday closest to January 31. This typically results in a fifty-two week year, but occasionally gives rise to an additional week, resulting in a fifty-three week year. Fiscal years are designated in the Consolidated Financial Statements and notes thereto, as well as the remainder of this Annual Report on Form 10-K, by the calendar year in which the fiscal year commenced. All references herein to the Company’s fiscal years are as follows:

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

Prior period reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation of flagship store exit charges on the Consolidated Statements of Operations and Comprehensive Income.

Abercrombie & Fitch Co.

Cash and equivalents

A summary of cash and equivalents on the Consolidated Balance Sheets follows:

(in thousands)	February 1, 2020	February 2, 2019
Cash (1)	$612,595	$633,137
Cash equivalents: (2)
Time deposits	58,447	34,440
Money market funds	225	55,558
Cash and equivalents	$671,267	$723,135

(1)	Primarily consists of amounts on deposit with financial institutions.

(2)	Investments with original maturities of less than three months.

Restricted cash and equivalents

A summary of restricted cash and equivalents on the Consolidated Balance Sheets follows:

(in thousands)	February 1, 2020	February 2, 2019
Restricted cash (1)	$6,631	$7,196
Restricted cash equivalents: (2)
Money market funds	6,564	6,550
Time deposits	4,601	4,588
U.S. treasury bills	3,201	4,360
Restricted cash and equivalents (3)	$20,997	$22,694

(1)
Primarily consists of amounts on deposit with international banks that are used as collateral for customary non-debt banking commitments and deposits into trust accounts to conform to standard insurance security requirements.

(2)	Investments with original maturities of less than three months including time deposits, U.S. treasury bills and money market funds.

(3)
Includes short-term and long-term restricted cash and equivalents of $2.3 million and $18.7 million as of February 1, 2020, respectively, and long-term restricted cash and equivalents of $22.7 million as of February 2, 2019.

Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Consolidated Statements of Cash Flows:

(in thousands)	Location	February 1, 2020	February 2, 2019	February 3, 2018
Cash and equivalents	Cash and equivalents	$671,267	$723,135	$675,558
Long-term restricted cash and equivalents	Other assets	18,696	22,694	22,397
Short-term restricted cash and equivalents	Other current assets	2,301	—	—
Cash and equivalents and restricted cash and equivalents		$692,264	$745,829	$697,955

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

Abercrombie & Fitch Co.

Inventories

Inventories on the Consolidated Balance Sheets are valued at the lower of cost and net realizable value on a weighted-average cost basis. The Company reduces the carrying value of inventory through a lower of cost and net realizable value adjustment, the impact of which is reflected in cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive Income. The lower of cost and net realizable value adjustment is based on the Company’s consideration of multiple factors and assumptions including demand forecasts, current sales volumes, expected sell-off activity, composition and aging of inventory, historical recoverability experience and risk of obsolescence from changes in economic conditions or customer preferences.

Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories are made each quarter that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink estimate accordingly. Refer to Note 5, “INVENTORIES.”

The Company’s global sourcing of merchandise is generally negotiated and settled in U.S. Dollars.

Other current assets

Other current assets on the Consolidated Balance Sheets consists of: prepaid expenses including those related to rent, information technology maintenance and taxes; current store supplies; derivative contracts; short-term restricted cash and other.

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

Leasehold improvements are amortized over either their respective lease terms or their service lives, whichever is shorter. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts with any resulting gain or loss included in net income on the Consolidated Statements of Operations and Comprehensive Income. Maintenance and repairs are charged to expense as incurred. Major remodels and improvements that extend the service lives of the related assets are capitalized.

The Company capitalizes certain direct costs associated with the development and purchase of internal-use software within property and equipment. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally not exceeding seven years.

Refer to Note 6, “PROPERTY AND EQUIPMENT, NET.”

Abercrombie & Fitch Co.

Leases

The Company determines if an arrangement is an operating lease at inception. For new operating leases, the Company recognizes an asset for the right to use a leased asset and a liability based on the present value of remaining lease payments over the lease term on the lease commencement date. The commencement date for new leases is when the lessor makes the leased asset available for use by the Company, typically the possession date.

As the rates implicit in the Company’s leases are not readily determinable, the Company uses its incremental borrowing rate based on the transactional currency of the operating lease and the lease term for the initial measurement of the operating lease right-of-use asset and liability. For operating leases existing before the adoption of the new lease accounting standard, the Company used its incremental borrowing rate as of the date of adoption, determined using the remaining lease term as of the date of adoption. For operating leases commencing on or after the adoption of the new lease accounting standard, the incremental borrowing rate is determined using the remaining lease term as of the lease commencement date. The Company has elected to combine lease and nonlease components for all current classes of underlying leased assets.

The measurement of operating lease right-of-use assets and liabilities includes amounts related to:

•	Lease payments made prior to the lease commencement date;

•
Incentives from landlords received by the Company for signing a lease, including construction allowances or deferred lease credits paid to the Company by landlords towards construction and tenant improvement costs, which are presented as a reduction to the right-of-use asset recorded;

•	Fixed payments related to operating lease components, such as rent escalation payments scheduled at the lease commencement date;

•	Fixed payments related to nonlease components, such as taxes, insurance, and maintenance costs; and

•
Unamortized initial direct costs incurred in conjunction with securing a lease, including key money, which are amounts paid directly to a landlord in exchange for securing the lease, and leasehold acquisition costs, which are amounts paid to parties other than the landlord, such as an existing tenant, to secure the desired lease.

The measurement of operating lease right-of-use assets and liabilities excludes amounts related to:

•
Costs expected to be incurred to return a leased asset to its original condition, also referred to as asset retirement obligations, which are classified within other liabilities on the Consolidated Balance Sheets;

•
Variable payments related to operating lease components, such as contingent rent payments made by the Company based on performance, the expense of which is recognized in the period incurred on the Consolidated Statements of Operations and Comprehensive Income;

•
Variable payments related to nonlease components, such as taxes, insurance, and maintenance costs, the expense of which is recognized in the period incurred in the Consolidated Statements of Operations and Comprehensive Income; and

•
Leases not related to Company-operated retail stores with an initial term of 12 months or less, the expense of which is recognized in the period incurred in the Consolidated Statements of Operations and Comprehensive Income.

Certain of the Company’s operating leases include options to extend the lease or to terminate the lease. The Company assesses these operating leases and, depending on the facts and circumstances, may or may not include these options in the measurement of the Company’s operating lease right-of-use assets and liabilities. Generally, the Company’s options to extend its operating leases are at the Company’s sole discretion and at the time of lease commencement are not reasonably certain of being exercised. There may be instances in which a lease is being renewed on a month-to-month basis and, in these instances, the Company will recognize lease expense in the period incurred in the Consolidated Statements of Operations and Comprehensive Income until a new agreement has been executed. Upon signing of the renewal agreement, the Company recognizes an asset for the right to use the leased asset and a liability based on the present value of remaining lease payments over the lease term.

Amortization and interest expense related to operating lease right-of-use assets and liabilities are generally calculated on a straight-line basis over the lease term. Amortization and interest expense related to previously impaired operating lease right-of-use assets are calculated on a front-loaded pattern. Depending on the nature of the operating lease, amortization and interest expense is primarily recorded within stores and distribution expense, marketing, general and administrative expense, or flagship store exit charges on the Consolidated Statements of Operations and Comprehensive Income.

The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. In addition, the Company does not have any sublease arrangements with any related party or third party.

Refer to Note 7, “LEASES.”

Abercrombie & Fitch Co.

Long-lived asset impairment

For the purposes of asset impairment, the Company’s long-lived assets, primarily operating lease right-of-use assets, leasehold improvements, furniture, fixtures and equipment, are grouped with other assets and liabilities at the store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. On at least a quarterly basis, the Company reviews its asset groups for indicators of impairment, which include, but are not limited to, material declines in operational performance, a history of losses, an expectation of future losses, adverse market conditions, store closure or relocation decisions, and any other events or changes in circumstances that would indicate the carrying amount of an asset group might not be recoverable.

If an asset group displays an indicator of impairment, it is tested for recoverability by comparing the sum of the estimated future undiscounted cash flows attributable to the asset group to the carrying amount of the asset group. This recoverability test requires management to make assumptions and judgments related, but not limited, to management’s expectations for future cash flows from operating the store. The key assumptions used in developing these projected cash flows used in the recoverability test include estimates of future sales, gross profit and, to a lesser extent, operating expenses.

If the sum of the estimated future undiscounted cash flows attributable to an asset group is less than its carrying amount, and it is determined that the carrying amount of the asset group is not recoverable, the Company determines if there is an impairment loss by comparing the carrying amount of the asset group to its fair value. Fair value of an asset group is based on the highest and best use of the asset group, often using a discounted cash flow model that utilizes Level 3 fair value inputs. The key assumptions used in estimating fair value of an asset group may include discounted estimates of future cash flows from operating the store or comparable market rents. An impairment loss is recognized based on the excess of the carrying amount of the asset group over its fair value.

Refer to Note 8, “ASSET IMPAIRMENT.”

Other assets

Other assets on the Consolidated Balance Sheets consist primarily of the Company’s trust-owned life insurance policies held in the irrevocable rabbi trust (the “Rabbi Trust”), deferred tax assets, long-term deposits, intellectual property, long-term restricted cash and equivalents, long-term supplies and various other assets.

Rabbi Trust assets

The Rabbi Trust includes amounts, restricted in their use, to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value and are included in other assets on the Consolidated Balance Sheets. The change in cash surrender value of the Rabbi Trust is recorded in interest expense, net on the Consolidated Statements of Operations and Comprehensive Income.

Refer to Note 9, “RABBI TRUST ASSETS.”

Intellectual property

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

Abercrombie & Fitch Co.

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

The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense on the Consolidated Statements of Operations and Comprehensive Income.

Refer to Note 11, “INCOME TAXES.”

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

The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exchange rate exposure associated with forecasted foreign-currency-denominated intercompany inventory transactions with foreign subsidiaries before inventory is sold to third parties. Fluctuations in exchange rates will either increase or decrease the Company’s intercompany equivalent cash flows and affect the Company’s U.S. Dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed upon settlement date. These forward contracts typically have a maximum term of twelve months. The conversion of the inventory to cost of sales, exclusive of depreciation and amortization, will result in the reclassification of related derivative gains and losses that are reported in accumulated other comprehensive loss (“AOCL”) into earnings on the Consolidated Balance Sheets.

Abercrombie & Fitch Co.

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

The Company presents its derivative assets and derivative liabilities at their gross fair values within other current assets and accrued liabilities, respectively, on the Consolidated Balance Sheets. However, the Company’s derivative contracts allow net settlements under certain conditions.

Refer to Note 15, “DERIVATIVE INSTRUMENTS.”

Stockholders’ equity

A summary of the Company’s Class A Common Stock (the “Common Stock”), $0.01 par value, and Class B Common Stock, $0.01 par value, follows:

(in thousands)	February 1, 2020	February 2, 2019
Class A Common Stock
Shares authorized	150,000	150,000
Shares issued	103,300	103,300
Shares outstanding	62,786	66,227
Class B Common Stock (1)
Shares authorized	106,400	106,400

(1)	No shares were issued or outstanding as of each of February 1, 2020 and February 2, 2019.

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

The Company provides shipping and handling services to customers in certain transactions under its digital operations. Revenue associated with the related shipping and handling obligations is deferred until the obligation is fulfilled, typically upon the customer’s receipt of the merchandise. The related shipping and handling costs are classified in stores and distribution expense on the Consolidated Statements of Operations and Comprehensive Income.

Revenue is recorded net of estimated returns, associate discounts, promotions and other similar customer incentives. The Company estimates reserves for sales returns based on historical experience among other factors. The sales return reserve is classified in accrued expenses on the Consolidated Balance Sheets.

The Company accounts for gift cards sold to customers by recognizing an unearned revenue liability at the time of sale, which prior to Fiscal 2018 was recognized as other operating income, at the earlier of redemption by the customer or when the Company determined the likelihood of redemption to be remote, referred to as gift card breakage. Refer to “Other operating income, net,” below. Beginning in Fiscal 2018, gift card breakage is recognized proportionally with gift card redemptions in net sales. Gift cards sold to customers do not expire or lose value over periods of inactivity and the Company is not required by law to escheat the value of unredeemed gift cards to the jurisdictions in which it operates.

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

Unearned revenue liabilities related to the Company’s gift card program and loyalty programs are classified in accrued expenses on the Consolidated Balance Sheets and are typically recognized as revenue within a 12-month period.

Abercrombie & Fitch Co.

For additional details on the Company’s unearned revenue liabilities related to the Company’s gift card and loyalty programs, refer to Note 3, “REVENUE RECOGNITION.”

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

All revenues are recognized in net sales in the Consolidated Statements of Operations and Comprehensive Income. For a discussion of the disaggregation of revenue, refer to Note 18, “SEGMENT REPORTING.”

Cost of sales, exclusive of depreciation and amortization

Cost of sales, exclusive of depreciation and amortization on the Consolidated Statements of Operations and Comprehensive Income, primarily consists of cost incurred to ready inventory for sale, including product costs, freight, and import costs, as well as provisions for reserves for shrink and lower of cost and net realizable value. Gains and losses associated with the effective portion of designated foreign currency exchange forward contracts related to the hedging of inventory purchases are also recognized in cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive Income when the inventory being hedged is sold.

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

Stores and distribution expense

Stores and distribution expense on the Consolidated Statements of Operations and Comprehensive Income primarily consists of: store payroll; store management; operating lease costs in Fiscal 2019 and rent expense in Fiscal 2018 and Fiscal 2017; utilities and other landlord expenses; depreciation and amortization, except for those amounts included in marketing, general and administrative expense; repairs and maintenance and other store support functions; marketing and other costs related to the Company’s digital operations; shipping and handling costs; and distribution center (“DC”) expense.

A summary of shipping and handling costs, which includes costs incurred to store, move and prepare product for shipment and costs incurred to physically move product to our customers across channels, follows:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Shipping and handling costs	$224,604	$201,614	$189,349

Marketing, general and administrative expense

Marketing, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income primarily consists of: home office compensation and marketing, except for those departments included in stores and distribution expense; information technology; outside services, such as legal and consulting; depreciation, primarily related to IT and other home office assets; amortization related to trademark assets; costs to design and develop the Company’s merchandise; relocation; recruiting; and travel expenses.

Abercrombie & Fitch Co.

Other operating income, net

Other operating income, net on the Consolidated Statements of Operations and Comprehensive Income primarily consists of gains and losses resulting from foreign-currency-denominated transactions in Fiscal 2019 and Fiscal 2018. For Fiscal 2017, other operating income, net primarily consists of gains and losses resulting from foreign-currency-denominated transactions and gift card breakage, which beginning in Fiscal 2018 was no longer included in other operating income in conjunction with the adoption of the revenue recognition accounting standard.

A summary of foreign-currency-denominated transactions, including those related to derivative instruments, follows:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Foreign-currency-denominated transaction gains	$348	$5,267	$6,957

Interest expense, net

For Fiscal 2019, interest expense primarily consisted of interest expense on borrowings outstanding under the Company’s Term Loan Facility and interest expense related to certain of the Company’s long-term obligations. For Fiscal 2018 and Fiscal 2017, interest expense primarily consisted of borrowings outstanding under the Company’s Term Loan Facility and interest expense related to landlord financing obligations, which were eliminated along with the related interest expense upon adoption of the new lease accounting standard in Fiscal 2019. For Fiscal 2019, Fiscal 2018 and Fiscal 2017 interest income primarily consisted of interest income earned on the Company’s investments and cash holdings and realized gains from the Rabbi Trust.

A summary of interest expense, net follows:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Interest expense (1)	$19,908	$22,788	$22,973
Interest income	(12,171)	(11,789)	(6,084)
Interest expense, net	$7,737	$10,999	$16,889

(1)
Includes interest expense related to landlord financing obligations of $5.5 million for each of Fiscal 2018 and Fiscal 2017. Landlord financing obligations were eliminated with the adoption of the new lease accounting standard at the beginning Fiscal 2019.

Advertising costs

Advertising costs consist primarily of paid media advertising, direct digital advertising, including e-mail distribution, digital content and in-store photography and signage.

Advertising costs related specifically to digital operations are expensed as incurred and the production of in-store photography and signage is expensed when the marketing campaign commences as components of stores and distribution expense. All other advertising costs are expensed as incurred as components of marketing, general and administrative expense.

A summary of advertising costs follows:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Advertising costs	$134,058	$136,553	$116,471

Share-based compensation

The Company issues shares of Common Stock from treasury stock upon exercise of stock options and stock appreciation rights and vesting of restricted stock units, including those converted from performance share awards. As of February 1, 2020, the Company had sufficient treasury stock available to settle restricted stock units and stock appreciation rights outstanding. Settlement of stock awards in Common Stock also requires that the Company have sufficient shares available in stockholder-approved plans at the applicable time.

In the event, at each reporting date as of which share-based compensation awards remain outstanding, there are not sufficient shares of Common Stock available to be issued under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors (as amended effective June 15, 2017, the “2016 Directors LTIP”) and the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates (as amended effective June 12, 2019, the “2016 Associates LTIP”), or under a successor or replacement plan, the Company may be required to designate some portion of the outstanding awards to be settled in cash, which would result in liability classification of such awards. The fair value of liability-classified awards would be re-measured each reporting date until such awards no longer remain outstanding or until sufficient shares of Common Stock become available to be issued under the existing plans

Abercrombie & Fitch Co.

or under a successor or replacement plan. As long as the awards are required to be classified as a liability, the change in fair value would be recognized in current period expense based on the requisite service period rendered.

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

The Company estimates the fair value of stock appreciation rights using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock appreciation rights and expected future stock price volatility over the expected term. Estimates of expected terms, which represent the expected periods of time the Company believes stock appreciation rights will be outstanding, are based on historical experience. Estimates of expected future stock price volatility are based on the volatility of the Company’s Common Stock price for the most recent historical period equal to the expected term of the stock appreciation rights, as appropriate. The Company calculates the volatility as the annualized standard deviation of the differences in the natural logarithms of the weekly closing price of the Common Stock, adjusted for stock splits and dividends.

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

Refer to Note 14, “SHARE-BASED COMPENSATION.”

Net income per share attributable to A&F

Net income per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of Class A Common Stock. Additional information pertaining to net income per share attributable to A&F is as follows:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Shares of Common Stock issued	103,300	103,300	103,300
Weighted-average treasury shares	(38,872)	(35,950)	(34,909)
Weighted-average — basic shares	64,428	67,350	68,391
Dilutive effect of share-based compensation awards	1,350	1,787	1,012
Weighted-average — diluted shares	65,778	69,137	69,403
Anti-dilutive shares (1)	1,462	1,838	5,379

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

Abercrombie & Fitch Co.

Recent accounting pronouncements

The Company reviews recent accounting pronouncements on a quarterly basis and has excluded discussion of those not applicable to the Company and those not expected to have or that did not have a material impact on the Company’s consolidated financial statements. The following table provides a brief description of certain recent accounting pronouncements the Company has adopted or that the Company believes could impact the consolidated financial statements.

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

Adoption of this standard resulted in the Company’s total assets and total liabilities on the Consolidated Balance Sheet each increasing by approximately $1.2 billion, primarily due to the recognition of operating lease right-of-use assets and liabilities.

Certain of these newly-established operating lease right-of-use assets related to previously impaired stores and, therefore, were assessed for impairment upon adoption. To the extent that the initial carrying amount for each such lease right-of-use asset was greater than its fair value, an asset impairment charge was recognized as an adjustment to the opening balance of retained earnings on the date of adoption. The key assumptions used in estimating the fair value of the operating lease right-of-use assets on the date of adoption included comparable market rents and discount rates.

The Company recognized a cumulative adjustment decreasing the opening balance of retained earnings by $0.1 billion on the date of adoption.

The adoption of this standard did not have a significant impact on the timing or classification of the Company’s Consolidated Statement of Cash Flows, the Company’s liquidity or the Company’s debt covenant compliance under current agreements.

Additional information regarding the impact from adoption of the new lease accounting standard and updated accounting policies related to leases is provided further in this Note 2.

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

The adoption of this standard did not have a significant impact on the Company’s Consolidated Financial Statements for Fiscal 2019.

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

The Company capitalized $3.6 million of SaaS implementation costs in Fiscal 2019.

Amortization expense related to capitalized SaaS implementation costs was $1.4 million for Fiscal 2019.

Abercrombie & Fitch Co.

The following table provides the impact from adoption of the new lease accounting standard on the Company’s Consolidated Balance Sheet:

(in thousands)	February 2, 2019 (as reported under previous lease accounting standard)	Impact from adoption of new lease accounting standard	February 3, 2019 (Upon adoption of new lease accounting standard) (1)
Assets
Current assets:
Cash and equivalents	$723,135	$—	$723,135
Receivables	73,112	—	73,112
Inventories	437,879	—	437,879
Other current assets (2)	101,824	(31,310)	70,514
Total current assets	1,335,950	(31,310)	1,304,640
Property and equipment, net (3)	694,855	(46,624)	648,231
Operating lease right-of-use assets (2)	—	1,234,515	1,234,515
Other assets (2) (5)	354,788	15,553	370,341
Total assets	$2,385,593	$1,172,134	$3,557,727
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$226,878	$—	$226,878
Accrued expenses (2)	293,579	(13,508)	280,071
Short-term portion of operating lease liabilities (4)	—	280,108	280,108
Short-term portion of deferred lease credits (2)	19,558	(19,558)	—
Income taxes payable	18,902	—	18,902
Total current liabilities	558,917	247,042	805,959
Long-term liabilities:
Long-term portion of operating lease liabilities (4)	—	1,193,946	1,193,946
Long-term portion of borrowings, net	250,439	—	250,439
Long-term portion of deferred lease credits (2)	76,134	(76,134)	—
Leasehold financing obligations (3)	46,337	(46,337)	—
Other liabilities (2) (5)	235,145	(71,218)	163,927
Total long-term liabilities	608,055	1,000,257	1,608,312
Stockholders’ equity
Class A Common Stock	1,033	—	1,033
Paid-in capital	405,379	—	405,379
Retained earnings (6)	2,418,544	(75,165)	2,343,379
Accumulated other comprehensive loss, net of tax	(102,452)	—	(102,452)
Treasury stock, at average cost	(1,513,604)	—	(1,513,604)
Total Abercrombie & Fitch Co. stockholders’ equity	1,208,900	(75,165)	1,133,735
Noncontrolling interests	9,721	—	9,721
Total stockholders’ equity	1,218,621	(75,165)	1,143,456
Total liabilities and stockholders’ equity	$2,385,593	$1,172,134	$3,557,727

(1)
Amounts under “Upon adoption on February 3, 2019 (under new lease accounting standard),” are calculated as February 2, 2019 reported balances adjusted for the impact of adoption on the first day of Fiscal 2019, February 3, 2019.

(2)
Upon adoption, the Company recognized assets for the rights to use its operating leases on the Consolidated Balance Sheet. In conjunction with this recognition, the Company reclassified amounts to operating lease right-of-use assets including: short-term prepaid rent from other current assets; key money, long-term prepaid rent and leasehold acquisition costs from other assets; short-term and long-term portions of deferred lease credits; and accrued rent and accrued straight-line rent from accrued expenses and other liabilities, respectively.

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

(4)	Upon adoption, the Company recognized operating lease liabilities on the Consolidated Balance Sheet.

(5)	Upon adoption, the Company established net deferred tax assets for operating lease right-of-use assets and operating lease liabilities.

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

Abercrombie & Fitch Co.

3. REVENUE RECOGNITION

Disaggregation of revenue

All revenues are recognized in net sales in the Consolidated Statements of Operations and Comprehensive Income. For information regarding the disaggregation of revenue, refer to Note 18, “SEGMENT REPORTING.”

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of February 1, 2020 and February 2, 2019:

(in thousands)	February 1, 2020	February 2, 2019
Gift card liability	$28,844	$26,062
Loyalty program liability	$23,051	$19,904

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for Fiscal 2019 and Fiscal 2018:

(in thousands)	Fiscal 2019	Fiscal 2018
Revenue associated with gift card redemptions and gift card breakage	$70,164	$62,865
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	$35,701	$36,348

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Revenue recognition,” for discussion regarding significant accounting policies related to the Company’s revenue.

4. FAIR VALUE

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities that are measured at fair value on a recurring basis, were as follows:

	Assets and Liabilities at Fair Value as of February 1, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$225	$58,447	$—	$58,672
Derivative instruments (2)	—	1,969	—	1,969
Rabbi Trust assets (3)	1	109,048	—	109,049
Restricted cash equivalents (4)	9,765	4,601	—	14,366
Total assets	$9,991	$174,065	$—	$184,056

Liabilities:
Derivative instruments (2)	$—	$1,460	$—	$1,460
Total liabilities	$—	$1,460	$—	$1,460

Abercrombie & Fitch Co.

	Assets and Liabilities at Fair Value as of February 2, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$55,558	$34,440	$—	$89,998
Derivative instruments (2)	—	2,162	—	2,162
Rabbi Trust assets (3)	5	105,877	—	105,882
Restricted cash equivalents (4)	10,910	4,588	—	15,498
Total assets	$66,473	$147,067	$—	$213,540

Liabilities:
Derivative instruments (2)	$—	$332	$—	$332
Total liabilities	$—	$332	$—	$332

(1)	Level 1 assets consist of investments in money market funds. Level 2 assets consist of time deposits.

(2)	Level 2 assets and liabilities consist primarily of foreign currency exchange forward contracts.

(3)	Level 1 assets consist of investments in money market funds. Level 2 assets consist of trust-owned life insurance policies.

(4)	Level 1 assets consist of investments in U.S. treasury bills and money market funds. Level 2 assets consist of time deposits.

The Company’s Level 2 assets and liabilities consist of:

•	Time deposits, which are valued at cost approximating fair value due to the short-term nature of these investments;

•	Trust-owned life insurance policies which are valued using the cash surrender value of the life insurance policies; and

•	Derivative instruments, primarily foreign currency exchange forward contracts, which are valued using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

Fair value of borrowings

The Company’s borrowings under the Company’s credit facilities are carried at historical cost in the accompanying Consolidated Balance Sheets. The carrying amount and fair value of gross borrowings under the Company’s term loan credit facility were as follows:

(in thousands)	February 1, 2020	February 2, 2019
Gross borrowings outstanding, carrying amount	$233,250	$253,250
Gross borrowings outstanding, fair value	$233,979	$252,933

No borrowings were outstanding under the Company’s senior secured revolving credit facility as of February 1, 2020 or February 2, 2019. Refer to Note 12, “BORROWINGS,” for further discussion of the Company’s credit facilities.

5. INVENTORIES

Inventories consisted of:

(in thousands)	February 1, 2020	February 2, 2019
Inventories at original cost	$456,335	$458,860
Less: Lower of cost and net realizable value adjustment	(14,925)	(13,951)
Less: Shrink estimate	(7,084)	(7,030)
Inventories (1)	$434,326	$437,879

(1)
Includes $92.3 million and $89.3 million of inventory in transit, merchandise owned by the Company that has not yet been received at a Company distribution center, as of February 1, 2020 and February 2, 2019, respectively.

Abercrombie & Fitch Co.

A summary of the Company’s vendors based on location and the dollar cost of merchandise receipts during Fiscal 2019, Fiscal 2018 and Fiscal 2017 follows:

	% of Total Company Merchandise Receipts (1)
Location	Fiscal 2019	Fiscal 2018	Fiscal 2017
Vietnam	36%	29%	24%
China (2)	22%	36%	42%
Other (3)	42%	35%	34%
Total	100%	100%	100%

(1)	Calculated as the cost of merchandise receipts from all vendors within a country during the respective fiscal year divided by cost of total merchandise receipts during the respective fiscal year.

(2)
Only a portion of the Company’s total merchandise sourced from China is subject to the additional U.S. tariffs on imported consumer goods that were effective beginning in Fiscal 2019. The Company estimates approximately 15%, 25% and 28% of total merchandise receipts were imported to the U.S. from China in Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

(3)	No country included within this category sourced more than 10% of total merchandise receipts during any fiscal year presented above.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Inventories,” for discussion regarding significant accounting policies related to the Company’s inventories.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	February 1, 2020	February 2, 2019
Land	$28,599	$36,875
Buildings	230,281	285,014
Furniture, fixtures and equipment	674,885	691,914
Information technology	609,917	557,607
Leasehold improvements	1,138,372	1,229,494
Construction in progress	60,913	26,319
Other	2,000	2,027
Total	2,744,967	2,829,250
Less: Accumulated depreciation	(2,079,677)	(2,134,395)
Property and equipment, net	$665,290	$694,855

The Company had $34.7 million of construction project assets in property and equipment, net as of February 2, 2019, related to the construction of buildings in certain lease arrangements where, under the previous lease accounting standard, the Company was deemed to be the owner of the construction project. Upon adoption of the new lease accounting standard, described further in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Recent accounting pronouncements,” the Company derecognized these construction project assets.

Refer to Note 8, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during Fiscal 2019, Fiscal 2018 and Fiscal 2017.

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

The following table provides a summary of the Company’s operating lease costs for Fiscal 2019:

(in thousands)	Fiscal 2019
Single lease cost (1)	$427,982
Variable lease cost (2)	143,472
Operating lease right-of-use asset impairment (3)	15,812
Total operating lease cost	$587,266

(1)
Includes amortization and interest expense associated with operating lease right-of-use assets and liabilities. Includes $23.3 million of charges included in flagship store exit charges on the Consolidated Statement of Operations and Comprehensive Income for Fiscal 2019. Refer to Note 19, “FLAGSHIP STORE EXIT CHARGES.”

(2)
Includes variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs. Includes $20.2 million of charges included in flagship store exit charges on the Consolidated Statement of Operations and Comprehensive Income for Fiscal 2019. Refer to Note 19, “FLAGSHIP STORE EXIT CHARGES.”

(3)
Includes $3.2 million of asset charges included in flagship store exit charges on the Consolidated Statement of Operations and Comprehensive Income for Fiscal 2019. Refer to Note 19, “FLAGSHIP STORE EXIT CHARGES.”

As reported under the previous accounting standard, the following table provides a summary of rent expense for Fiscal 2018 and Fiscal 2017:

(in thousands)	Fiscal 2018	Fiscal 2017
Store rent expense:
Fixed minimum (1)	$365,229	$373,457
Contingent	18,189	14,752
Deferred lease credits amortization	(21,320)	(22,149)
Total store rent expense	362,098	366,060
Buildings, equipment and other	8,800	9,752
Total rent expense	$370,898	$375,812

(1)
Includes lease termination fees of $4.0 million and $2.0 million for Fiscal 2018 and Fiscal 2017, respectively. Under the new lease accounting standard, which the Company adopted on February 3, 2019, similar charges would be a component of operating lease cost.

The following table provides the weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rates used to calculate the Company’s operating lease liabilities as of February 1, 2020:

February 1, 2020
Weighted-average remaining lease term (years)	6.2
Weighted-average discount rate	5.4%

The following table provides a maturity analysis of the Company’s operating lease liabilities, based on undiscounted cash flows, as of February 1, 2020:

(in thousands)	February 1, 2020
Fiscal 2020	357,646
Fiscal 2021	325,272
Fiscal 2022	276,796
Fiscal 2023	232,984
Fiscal 2024	166,341
Fiscal 2025 and thereafter	460,955
Total undiscounted operating lease payments	$1,819,994
Less: Imputed interest	(284,531)
Present value of operating lease liabilities	$1,535,463

The Company had minimum commitments related to operating lease contracts that have not yet commenced, primarily for its Company-operated retail stores, of approximately $3.1 million as of February 1, 2020.

Abercrombie & Fitch Co.

As reported under the previous accounting standard, the following table provides a summary of operating lease commitments, including leasehold financing obligations, under noncancelable leases as of February 2, 2019:

(in thousands)	February 2, 2019
Fiscal 2019	$367,622
Fiscal 2020	304,270
Fiscal 2021	205,542
Fiscal 2022	159,617
Fiscal 2023	128,626
Fiscal 2024 and thereafter	310,003
Total	$1,475,680

The Company had deferred lease credits as of February 2, 2019, which were derived from payments received from landlords to wholly or partially offset store construction costs. Upon adoption of the new lease accounting standard, the Company reclassified short-term and long-term portions of deferred lease credits to operating lease right-of-use assets. As reported under the previous accounting standard, the following table provides a summary of deferred lease credits as of February 2, 2019:

(in thousands)	February 2, 2019
Deferred lease credits	$450,295
Amortized deferred lease credits	(354,603)
Total deferred lease credits, net	95,692
Less: short-term portion of deferred lease credits	(19,558)
Long-term portion of deferred lease credits	$76,134

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Recent accounting pronouncements,” for further discussion of the new lease accounting standard’s impact on the consolidated financial statements.

8. ASSET IMPAIRMENT

Asset impairment charges for Fiscal 2019, Fiscal 2018 and Fiscal 2017 primarily related to certain of the Company’s underperforming flagship stores. The following table provides additional details related to long-lived asset impairment charges:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Operating lease right-of-use asset impairment (1)	$15,812	$—	$—
Property and equipment asset impairment	6,552	11,580	14,391
Total asset impairment	$22,364	$11,580	$14,391

(1)
Includes $3.2 million of operating lease right-of-use asset impairment included in flagship store exit charges on the Consolidated Statement of Operations and Comprehensive Income for Fiscal 2019. Refer to Note 19, “FLAGSHIP STORE EXIT CHARGES.”

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Asset impairment,” for discussion regarding significant accounting policies related to impairment of the Company’s long-lived assets.

Abercrombie & Fitch Co.

9. RABBI TRUST ASSETS

Investments of Rabbi Trust assets consisted of the following as of February 1, 2020 and February 2, 2019:

(in thousands)	February 1, 2020	February 2, 2019
Trust-owned life insurance policies (at cash surrender value)	$109,048	$105,877
Money market funds	1	5
Rabbi Trust assets	$109,049	$105,882

Realized gains resulting from the change in cash surrender value of the Rabbi Trust assets for Fiscal 2019, Fiscal 2018 and Fiscal 2017 were as follows:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Realized gains related to Rabbi Trust assets	$3,172	$3,084	$3,130

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Rabbi Trust assets,” for further discussion related to the Company’s Rabbi Trust assets.

10. ACCRUED EXPENSES

Accrued expenses consisted of:

(in thousands)	February 1, 2020	February 2, 2019
Accrued payroll and related costs (1)	$58,588	$65,156
Accrued taxes	38,632	38,490
Other (2)	204,994	189,933
Accrued expenses	$302,214	$293,579

(1)	Accrued payroll and related costs include salaries, incentive compensation, benefits, withholdings and other payroll-related costs.

(2)
Other includes the Company’s gift card and loyalty program liabilities, and expenses incurred but not yet paid primarily related to outside services associated with store and home office operations and construction in progress. Refer to Note 3, “REVENUE RECOGNITION.”

11. INCOME TAXES

Tax Cuts and Jobs Act of 2017

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. The Act made broad and significantly complex changes to the U.S. corporate income tax system by, among other things: reducing the U.S. federal corporate income tax rate from 35% to 21%; transitioning U.S. international taxation to a modified territorial tax system; and imposing a mandatory one-time deemed repatriation tax, payable over eight years, on accumulated undistributed foreign subsidiary earnings and profits as of December 31, 2017. Given the significant changes resulting from and complexities associated with the Act, the estimated financial impacts related to the enactment of the Act, for Fiscal 2017 and up to one year from the enactment of the Act, were provisional and subject to further analysis, interpretation and clarification of the Act. The Company updated its interpretations and assumptions, which resulted in changes to these initial estimates during Fiscal 2018. The Company completed its accounting related to the Act in the fourth quarter of Fiscal 2018.

As a result of the Company's initial analysis of the impact of the Act, the Company incurred discrete net income tax charges of $19.9 million in Fiscal 2017. In Fiscal 2018, the Company recognized measurement period charges of $3.5 million, primarily due to regulatory guidance issued by the Internal Revenue Service (the “IRS”).

As a result of the Company’s initial analysis of the impact of the Act and subsequent measurement period adjustments, the Company incurred discrete net income tax charges in an aggregate amount of $16.5 million, which consisted of:

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

•
$3.5 million of tax expense related to the remeasurement of the Company’s ending deferred tax assets and deferred tax liabilities at February 3, 2018, as a result of the U.S. federal corporate income tax rate reduction from 35% to 21%; and,

Abercrombie & Fitch Co.

•
$0.8 million of tax expense at the state level related to the Company’s decision to repatriate $250 million of the Company’s undistributed foreign earnings to the U.S. in the fourth quarter of Fiscal 2018.

Swiss Tax Reform

In May 2019, Switzerland voted to approve the Federal Act on Tax Reform and AHV Financing (“Swiss Tax Reform”), effective at the federal level beginning January 2020, which resulted in the abolishment of preferential tax regimes by the cantons. In addition to the abolishment of the preferential tax regimes, the cantons needed to implement new, mandatory tax provisions in their cantonal tax law which were subject to a referendum process as well.  As a result of these changes and actions taken by the Company, both of which occurred in the third quarter, the Company increased its deferred income tax assets and liabilities, which are recorded on the Consolidated Balance Sheets within other assets and other liabilities, respectively, by $38.0 million during the third quarter of Fiscal 2019. In the fourth quarter of Fiscal 2019, the canton of Ticino formally enacted the tax reform effective January 1, 2020.  As a result, the tax reform entered into force on January 1, 2020. The Company decreased its deferred income tax assets and liabilities by $13.1 million during the fourth quarter of Fiscal 2019 for a net increase of deferred income tax assets and liabilities during Fiscal 2019 of $24.9 million as a result of Swiss Tax Reform. In addition, the Company incurred tax benefits of $2.9 million as a result of Swiss Tax Reform. Swiss Tax Reform did not have a material impact to the Consolidated Statements of Operations and Comprehensive Income or the Company’s cash flows during the period.

Components of income taxes

Income (loss) before income taxes consisted of:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Domestic (1)	$17,590	$53,858	$(12,326)
Foreign	44,741	62,509	67,487
Income before income taxes	$62,331	$116,367	$55,161

(1)
Includes intercompany charges to foreign affiliates for management fees, cost-sharing, royalties and interest and excludes a portion of foreign income that is currently includable on the U.S. federal income tax return.

Income tax expense consisted of:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Current:
Federal	$(2,193)	$7,460	$(218)
State	1,893	3,645	1,897
Foreign	8,521	20,508	5,472
Total current	$8,221	$31,613	$7,151

Deferred:
Federal (1)	$29,012	$5,319	$23,620
State	(107)	1,183	1,457
Foreign (1)	(19,755)	(556)	12,408
Total deferred	9,150	5,946	37,485
Income tax expense	$17,371	$37,559	$44,636

(1)	As a result of Swiss Tax Reform, Fiscal 2019 federal deferred tax expense included charges of $24.9 million and foreign deferred tax expense included benefits of $24.9 million.

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

Abercrombie & Fitch Co.

Reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Fiscal 2019	Fiscal 2018	Fiscal 2017 (1)
U.S. federal corporate income tax rate	21.0%	21.0%	33.7%
Net change in valuation allowances	8.2	0.7	1.0
Foreign taxation of non-U.S. operations (2)	5.5	(0.9)	(23.7)
Write-off of stock basis in subsidiary	3.2	—	—
Internal Revenue Code Section 162(m)	2.2	1.0	—
State income tax, net of U.S. federal income tax effect	1.9	3.6	3.5
Audit and other adjustments to prior years’ accruals, net	0.8	(0.1)	—
Permanent items	0.3	0.2	3.5
Statutory tax rate and law changes due to Swiss Tax Reform	(4.6)	—	—
Credit for increasing research activities	(3.6)	(1.7)	(2.3)
Net income attributable to noncontrolling interests	(1.9)	(0.8)	(2.1)
Additional U.S. taxation of non-U.S. operations	(1.4)	5.1	17.3
Trust-owned life insurance policies (at cash surrender value)	(1.1)	(0.6)	(1.9)
Other statutory tax rate and law changes	(0.9)	(0.1)	(0.3)
Tax expense (benefit) recognized on share-based compensation expense (3)	(0.9)	8.3	19.2
Credit items	(0.8)	(0.6)	(4.2)
Tax Cuts and Jobs Act of 2017	—	(3.0)	36.1
Other items, net	—	0.2	1.1
Total	27.9%	32.3%	80.9%

(1)
On December 22, 2017, the Act was signed into law, which reduced the U.S. federal corporate income tax rate from 35% to 21% resulting in a blended U.S. federal income tax rate of 33.7% based on the applicable tax rates before and after January 1, 2018, and the number of days in Fiscal 2017.

(2)
Prior to 2019, U.S. branch operations in Canada and Puerto Rico were subject to tax at the full U.S. tax rates. As a result, income from these operations do not create reconciling items. Effective in 2019, only Puerto Rico continues to be a branch of the U.S.

(3)	Refer to Note 14, “SHARE-BASED COMPENSATION,” for details on discrete income tax benefits and charges related to share-based compensation awards during Fiscal 2019, Fiscal 2018, and Fiscal 2017.

Historically, prior to the passage of the Tax Cuts and Jobs Act of 2017 (“Act”), the jurisdictional location of pre-tax income (loss) represented a significant component of the Company's effective tax rate as income tax rates outside the U.S. were generally lower than the U.S. statutory income tax rate. Furthermore, the impact of changes in the jurisdictional location of pre-tax income (loss) on the Company's effective tax rate was amplified on a percentage basis at lower levels of consolidated pretax income (loss) in absolute dollars. As a result of the Act, the U.S. effective tax rate will be generally lower, but the effective tax rate remains dependent on jurisdictional mix. The taxation of non-U.S. operations line items in the table above excludes items related to the Company's non-U.S. operations reported separately in the appropriate corresponding line items.

For Fiscal 2019, the impact of taxation of non-U.S. operations on the Company's effective income tax rate was primarily related to the Company's Japan subsidiary, along with the Company’s NCI. For Fiscal 2019, the Company’s Japan subsidiary earned pre-tax income of $12.0 million with a jurisdictional effective tax rate of 35.1%. With respect to the NCI, the subsidiary incurred pre-tax income of $5.6 million with no jurisdictional tax effect. The Swiss earnings are subject to U.S. tax and the effect is included in the U.S. taxation of non-U.S. operations above.

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

For Fiscal 2017, the impact of foreign taxation of non-U.S. operations on the Company’s effective income tax rate was primarily related to the Company’s Swiss and Hong Kong SAR of China subsidiaries, along with the Company’s NCI. For Fiscal 2017, the Company’s Swiss subsidiary earned pre-tax income of $31.6 million with a jurisdictional effective tax rate of 1.2%. For Fiscal 2017, the Company’s Hong Kong SAR of China subsidiary incurred pre-tax losses of $7.4 million with a jurisdictional effective tax rate of negative 3.1%. With respect to the NCI, the subsidiaries incurred pre-tax income of $3.4 million with no jurisdictional tax effect.

Abercrombie & Fitch Co.

Components of deferred income tax assets and deferred income tax liabilities

The effect of temporary differences which gives rise to deferred income tax assets (liabilities) were as follows:

(in thousands)	February 1, 2020	February 2, 2019
Deferred income tax assets:
Operating lease liabilities (1)	$370,068	$—
Intangibles, foreign step-up in basis (2)	77,565	52,615
Deferred compensation	19,849	22,341
Accrued expenses and reserves	13,571	12,767
Net operating losses (NOL), tax credit and other carryforwards	13,204	8,195
Rent	2,727	27,299
Prepaid expenses	1,246	—
Investments in subsidiaries	—	1,988
Other	3,613	1,012
Valuation allowances	(8,916)	(5,402)
Total deferred income tax assets	$492,927	$120,815

Deferred income tax liabilities:
Operating lease right-of-use assets (1)	$(319,005)	$—
U.S. offset to foreign step-up in basis (2)	(77,565)	(52,615)
Property, equipment and intangibles	(17,236)	(4,769)
Inventory	(3,537)	(6,937)
Store supplies	(2,843)	(2,998)
U.S. offset to foreign deferred tax assets, excluding intangibles, foreign step-up in basis (2)	(1,654)	—
Prepaid expenses	—	(2,564)
Undistributed profits of non-U.S. subsidiaries	(587)	—
Other	(488)	(660)
Total deferred income tax liabilities	$(422,915)	$(70,543)
Net deferred income tax assets (3)	$70,012	$50,272

(1)
Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Recent accounting pronouncements,” for further discussion of the new lease accounting standard’s impact on the consolidated financial statements.

(2)
The deferred tax asset relates to a step-up in basis associated with the intra-entity transfer of intangible assets to Switzerland which are being amortized for Swiss local tax purposes. As this subsidiary’s income is also taxable in the U.S., a corresponding U.S. deferred tax liability was recognized to reflect lower resulting foreign tax credit due to the amortization of the Swiss step-up in basis. Included in the liability section is the remaining portion of deferred tax liabilities which are properly categorized in the table above.

(3)
This table does not reflect deferred taxes classified within accumulated other comprehensive loss. As of February 1, 2020, accumulated other comprehensive loss included an insignificant amount of deferred tax liabilities. As of February 2, 2019, accumulated other comprehensive loss included deferred tax liabilities of $0.3 million.

As of February 1, 2020, the Company had deferred tax assets related to federal, foreign and state NOL and credit carryforwards of $2.0 million, $9.5 million and $1.4 million, respectively, that could be utilized to reduce future years’ tax liabilities. If not utilized, a portion of the foreign NOL carryovers will begin to expire in 2020 and a portion of state NOL will begin to expire in 2023. Some foreign NOLs have an indefinite carryforward period.

The Company believes it is more likely than not that NOLs and credit carryforwards will reduce future years’ tax liabilities in various states and certain foreign jurisdictions less any associated valuation allowance. All valuation allowances and any changes in corresponding deferred tax liabilities have been reflected through the Consolidated Statements of Operations and Comprehensive Income. No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future. Changes in assumptions may occur based on new information that becomes available. In such case, the Company will record an adjustment in the period in which a determination is made.

Abercrombie & Fitch Co.

Other

The amount of uncertain tax positions as of February 1, 2020, February 2, 2019 and February 3, 2018, which would impact the Company’s effective tax rate if recognized and a reconciliation of the beginning and ending amounts of uncertain tax positions, excluding accrued interest and penalties, are as follows:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Uncertain tax positions, beginning of the year	$478	$1,113	$1,239
Gross addition for tax positions of the current year	131	151	148
Gross addition (reduction) for tax positions of prior years	1,349	(3)	(1)
Reductions of tax positions of prior years for:
Lapses of applicable statutes of limitations	(151)	(218)	(157)
Settlements during the period	(13)	(16)	(116)
Changes in judgment / excess reserve	—	(549)	—
Uncertain tax positions, end of year	$1,794	$478	$1,113

The IRS is currently conducting an examination of the Company’s U.S. federal income tax return for Fiscal 2019 as part of the IRS’ Compliance Assurance Process program. The IRS examinations for Fiscal 2018 and prior years have been completed. State and foreign returns are generally subject to examination for a period of three to five years after the filing of the respective return. The Company has various state and foreign income tax returns in the process of examination, administrative appeals or litigation. The outcome of the examinations is not expected to have a material impact on the Company’s financial statements. The company believes that some of these audits and negotiations will conclude within the next 12 months and that it is reasonably possible the amount of uncertain income tax positions, including interest, may change by an immaterial amount due to settlement of audits and expiration of statues of limitations.

The Company does not expect material adjustments to the total amount of uncertain tax positions within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Income taxes,” for discussion regarding significant accounting policies related to the Company’s income taxes.

12. BORROWINGS

Asset-based revolving credit facility

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

Abercrombie & Fitch Co.

At the Company’s option, borrowings under the Amended ABL Facility will bear interest at either (a) an adjusted LIBO rate plus a margin of 1.25% to 1.50% per annum, or (b) an alternate base rate plus a margin of 0.25% to 0.50% per annum. As of February 1, 2020, the applicable margins with respect to LIBO rate loans and base rate loans, including swing line loans, under the Amended ABL Facility were 1.25% and 0.25% per annum, respectively, and are subject to adjustment each fiscal quarter based on average historical availability during the preceding quarter. The Company is also required to pay a fee of 0.25% per annum on undrawn commitments under the Amended ABL Facility. Customary agency fees and letter of credit fees are also payable in respect of the Amended ABL Facility.

As of February 1, 2020, the Company had not drawn on the Amended ABL Facility, and had availability under the Amended ABL Facility of $272.0 million. In addition, excess availability equal to the greater of 10% of the loan cap or $30 million must be maintained under the Amended ABL Facility.

Term loan facility

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

The Term Loan Facility was issued at a 1.0% discount. In addition, the Company recorded deferred financing fees associated with the issuance of the Credit Facilities in Fiscal 2014 of $5.8 million in aggregate, of which $3.2 million was paid to lenders. The Company also recorded deferred financing fees associated with the issuance of the ABL Second Amendment of $0.9 million. The debt discount and deferred financing fees are amortized over the respective contractual terms of the Credit Facilities. The Company’s Term Loan Facility debt is presented on the Consolidated Balance Sheets, net of the unamortized discount and fees.

Additional details on borrowings as of February 1, 2020 and February 2, 2019 are as follows:

(in thousands)	February 1, 2020	February 2, 2019
Long-term portion of borrowings, gross at carrying amount	$233,250	$253,250
Unamortized discount	(355)	(845)
Unamortized fees	(932)	(1,966)
Long-term portion of borrowings, net	231,963	250,439
Less: short-term portion of borrowings, net	—	—
Long-term portion of borrowings, net	$231,963	$250,439

The Term Loan Facility will mature on August 7, 2021 and amortizes at a rate equal to 0.25% of the original principal amount per quarter, beginning with the fourth quarter of Fiscal 2014. The Company made repayments of $20 million and $15 million in Fiscal 2019 and Fiscal 2017, respectively.

The Term Loan Facility is subject to (a) an annual mandatory prepayment in an amount equal to 0% to 50% of the Company’s excess cash flows in the preceding fiscal year, depending on the Company’s leverage ratio and (b) certain other mandatory prepayments upon receipt by the Company of proceeds of certain debt issuances, asset sales and casualty events, subject to certain exceptions specified in the credit agreement applicable to the Term Loan Facility, including reinvestment rights, less any voluntary payments made.

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

The final principal installment of $233.3 million on the Term Loan Facility will be due August 7, 2021.

Abercrombie & Fitch Co.

The interest rate on borrowings under the Term Loan Facility was 5.16% as of February 1, 2020.

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

The Company was in compliance with the covenants under the Credit Facilities as of February 1, 2020.

13. OTHER LIABILITIES

Other liabilities consisted of:

(in thousands)	February 1, 2020	February 2, 2019
Deferred income tax liabilities (1)	$74,903	$58,760
Accrued straight-line rent (2)	—	71,341
Other (3)	103,633	105,044
Other liabilities	$178,536	$235,145

(1)
Deferred income tax liabilities presented in this table are netted against deferred income tax assets by jurisdiction. For further details on deferred income tax assets and deferred income tax liabilities refer to Note 11, “INCOME TAXES.”

(2)
Upon adoption of the new lease accounting standard in the first quarter of Fiscal 2019, the Company reclassified accrued straight-line rent from other liabilities to operating lease right-of-use assets.

(3)
Other primarily consists of deferred compensation, asset retirement obligation, the provisional, mandatory one-time deemed repatriation tax on accumulated foreign earnings, net and various other liabilities.

14. SHARE-BASED COMPENSATION

Plans

As of February 1, 2020, the Company had two primary share-based compensation plans: (i) the 2016 Directors LTIP, with 750,000 shares of the Company’s Common Stock authorized for issuance, under which the Company is authorized to grant restricted stock, restricted stock units, stock appreciation rights, stock options and deferred stock awards to non-associate members of the Company’s Board of Directors; and (ii) the 2016 Associates LTIP, with 9,100,000 shares of the Company’s Common Stock authorized for issuance, under which the Company is authorized to grant restricted stock, restricted stock units, performance share awards, stock appreciation rights and stock options to associates of the Company. The Company also has outstanding shares from four other share-based compensation plans under which the Company granted restricted stock units, performance share awards, stock appreciation rights and stock options to associates of the Company and restricted stock units, stock options and deferred stock awards to non-associate members of the Company’s Board of Directors in prior years. No new shares may be granted under these previously-authorized plans and any outstanding awards continue in effect in accordance with their respective terms.

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

Abercrombie & Fitch Co.

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

Financial statement impact

The following table details share-based compensation expense and the related income tax benefit for Fiscal 2019, Fiscal 2018 and Fiscal 2017:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Share-based compensation expense	$14,007	$21,755	$22,108
Income tax benefit associated with share-based compensation expense recognized during the period	$2,649	$4,562	$8,012

The following table details discrete income tax benefits and charges related to share-based compensation awards during Fiscal 2019, Fiscal 2018 and Fiscal 2017:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Income tax discrete benefits (charges) realized for tax deductions related to the issuance of shares during the period	$1,156	$1,270	$(3,527)
Income tax discrete charges realized upon cancellation of stock appreciation rights during the period	(611)	(10,908)	(7,089)
Total income tax discrete benefits (charges) related to share-based compensation awards	$545	$(9,638)	$(10,616)

The following table details the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights for the Fiscal 2019, Fiscal 2018 and Fiscal 2017:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Employee tax withheld upon issuance of shares (1)	$6,804	$6,937	$2,114

(1)	Classified within other financing activities on the Consolidated Statements of Cash Flows.

Abercrombie & Fitch Co.

Restricted stock units

The following table summarizes activity for restricted stock units for Fiscal 2019:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares (1)	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at February 2, 2019	2,020,030	$16.76	801,527	$13.28	435,970	$21.24
Granted	731,886	22.10	234,984	22.94	115,238	36.24
Adjustments for performance achievement	—	—	(90,616)	24.06	(72,497)	28.20
Vested	(772,258)	17.65	—	—	(18,125)	28.20
Forfeited	(302,827)	16.78	(198,839)	13.10	(38,802)	29.90
Unvested at February 1, 2020 (2)	1,676,831	$18.68	747,056	$15.11	421,784	$23.05

(1)
Includes 259,016 unvested restricted stock units as of February 1, 2020, subject to vesting requirements related to the achievement of certain performance metrics, such as operating income and net income, for the fiscal year immediately preceding the vesting date. Holders of these restricted stock units have the opportunity to earn back one or more installments of the award if the cumulative performance requirements are met in a subsequent year.

(2)
Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Certain unvested shares related to restricted stock units with performance-based vesting conditions can be achieved at up to 200% of their target vesting amount.

The following table details unrecognized compensation cost and the remaining weighted-average period these costs are expected to be recognized for restricted stock units as of February 1, 2020:

(in thousands)	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost	$19,869	$2,857	$3,964
Remaining weighted-average period cost is expected to be recognized (years)	1.2	1.0	1.0

Additional information pertaining to restricted stock units for Fiscal 2019, Fiscal 2018 and Fiscal 2017 follows:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Service-based restricted stock units:
Total grant date fair value of awards granted	$16,175	$17,167	$16,920
Total grant date fair value of awards vested	$13,630	$17,100	$19,116

Performance-based restricted stock units:
Total grant date fair value of awards granted	$5,391	$4,339	$4,774
Total grant date fair value of awards vested	$—	$—	$—

Market-based restricted stock units:
Total grant date fair value of awards granted	$4,176	$4,784	$2,793
Total grant date fair value of awards vested	$511	$137	$—

Abercrombie & Fitch Co.

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during Fiscal 2019, Fiscal 2018 and Fiscal 2017 were as follows:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
Grant date market price	$25.34	$23.59	$11.43
Fair value	$36.24	$33.69	$11.79
Assumptions:
Price volatility	57%	54%	47%
Expected term (years)	2.9	2.9	2.9
Risk-free interest rate	2.2%	2.4%	1.5%
Dividend yield	3.2%	3.4%	7.0%
Average volatility of peer companies	40.0%	37.4%	35.2%
Average correlation coefficient of peer companies	0.2407	0.2709	0.2664

Stock appreciation rights

The following table summarizes stock appreciation rights activity for Fiscal 2019:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (years)
Outstanding at February 2, 2019	1,041,867	$37.81
Granted	—	—
Exercised	(43,463)	22.41
Forfeited or expired	(201,679)	32.27
Outstanding at February 1, 2020	796,725	$40.06	$—	2.3
Stock appreciation rights exercisable at February 1, 2020	796,725	$40.06	$—	2.3
Stock appreciation rights expected to become exercisable in the future as of February 1, 2020	—	$—	$—	0.0

Additional information pertaining to stock appreciation rights for Fiscal 2019, Fiscal 2018 and Fiscal 2017 follows:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Total grant date fair value of awards exercised	$626	$1,366	$2,379

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Share-based compensation,” for discussion regarding significant accounting policies related to share-based compensation.

Abercrombie & Fitch Co.

15. DERIVATIVE INSTRUMENTS

As of February 1, 2020, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory sales, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount (1)
Euro	$102,043
British pound	$44,991
Canadian dollar	$15,429
Japanese yen	$9,123

(1)	Amounts reported are the U.S. Dollar notional amounts outstanding as of February 1, 2020.

As of February 1, 2020, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge foreign-currency-denominated net monetary assets and liabilities were as follows:

(in thousands)	Notional Amount (1)
Chinese yuan	$21,695
Euro	$11,019

(1)	Amounts reported are the U.S. Dollar notional amounts outstanding as of February 1, 2020.

The location and amounts of derivative fair values of foreign currency exchange forward contracts on the Consolidated Balance Sheets as of February 1, 2020 and February 2, 2019 were as follows:

(in thousands)	Location	February 1, 2020	February 2, 2019	Location	February 1, 2020	February 2, 2019
Derivatives designated as cash flow hedging instruments	Other current assets	$1,869	$2,162	Accrued expenses	$1,377	$15
Derivatives not designated as hedging instruments	Other current assets	100	—	Accrued expenses	83	317
Total		$1,969	$2,162		$1,460	$332

Refer to Note 4, “FAIR VALUE,” for further discussion of the determination of the fair value of derivative instruments. Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for Fiscal 2019, Fiscal 2018 and Fiscal 2017 follows:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Gain (loss) recognized in AOCL (1)	$7,495	$18,700	$(21,810)
Gain (loss) reclassified from AOCL into cost of sales, exclusive of depreciation and amortization (2)	$9,160	$4,727	$(4,303)

(1)	Amount represents the change in fair value of derivative contracts.

(2)
Amount represents gain (loss) reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive Income when the hedged item affects earnings, which is when merchandise is converted to cost of sales, exclusive of depreciation and amortization.

Substantially all of the unrealized gains or losses related to foreign currency exchange forward contracts designated as cash flow hedging instruments as of February 1, 2020 will be recognized within the Consolidated Statements of Operations and Comprehensive Income over the next twelve months. Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for Fiscal 2019, Fiscal 2018 and Fiscal 2017 follows:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
(Loss) gain recognized in other operating income, net	$(298)	$3,722	$(3,557)

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Derivative instruments,” for discussion regarding significant accounting policies related to the Company’s derivative instruments.

Abercrombie & Fitch Co.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

For Fiscal 2019, the activity in accumulated other comprehensive loss was as follows:

	Fiscal 2019
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 2, 2019	$(104,887)	$2,435	$(102,452)
Other comprehensive (loss) income before reclassifications	(5,080)	7,495	2,415
Reclassified gain from accumulated other comprehensive loss (1)	—	(9,160)	(9,160)
Tax effect	—	311	311
Other comprehensive loss	(5,080)	(1,354)	(6,434)
Ending balance at February 1, 2020	$(109,967)	$1,081	$(108,886)

(1)
Amount represents gain reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive Income.

For Fiscal 2018, the activity in accumulated other comprehensive loss was as follows:

	Fiscal 2018
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 3, 2018	$(84,947)	$(10,107)	$(95,054)
Other comprehensive (loss) income before reclassifications	(19,956)	18,700	(1,256)
Reclassified gain from accumulated other comprehensive loss (1)	—	(4,727)	(4,727)
Tax effect	16	(1,431)	(1,415)
Other comprehensive (loss) income after reclassifications	(19,940)	12,542	(7,398)
Ending balance at February 2, 2019	$(104,887)	$2,435	$(102,452)

(1)
Amount represents gain reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive Income.

For Fiscal 2017, the activity in accumulated other comprehensive loss was as follows:

	Fiscal 2017
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 28, 2017	$(126,127)	$4,825	$(121,302)
Other comprehensive income (loss) before reclassifications	42,492	(21,810)	20,682
Reclassified loss from accumulated other comprehensive loss (1)	—	4,303	4,303
Tax effect	(1,312)	2,575	1,263
Other comprehensive income (loss) after reclassifications	41,180	(14,932)	26,248
Ending balance at February 3, 2018	$(84,947)	$(10,107)	$(95,054)

(1)
Amount represents loss reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive Income.

Abercrombie & Fitch Co.

17. SAVINGS AND RETIREMENT PLANS

The Company maintains the Abercrombie & Fitch Co. Savings and Retirement Plan, a qualified plan. All U.S. associates are eligible to participate in this plan if they are at least 21 years of age. In addition, the Company maintains the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement, comprised of two sub-plans (Plan I and Plan II). Plan I contains contributions made through December 31, 2004, while Plan II contains contributions made on and after January 1, 2005. Participation in these plans is based on service and compensation. The Company’s contributions to these plans are based on a percentage of associates’ eligible annual compensation. The cost of the Company’s contributions to these plans was $14.8 million, $15.1 million and $14.4 million for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

In addition, the Company maintains the Supplemental Executive Retirement Plan which provides retirement income to its former Chief Executive Officer for life, based on averaged compensation before retirement, including base salary and cash incentive compensation. As of February 1, 2020 and February 2, 2019, the Company has recorded $9.5 million and $9.2 million, respectively, in other liabilities on the Consolidated Balance Sheets related to future Supplemental Executive Retirement Plan distributions.

18. SEGMENT REPORTING

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

The Company’s net sales by operating segment for Fiscal 2019, Fiscal 2018 and Fiscal 2017 were as follows:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Hollister	$2,158,514	$2,152,538	$2,038,598
Abercrombie	1,464,559	1,437,571	1,454,092
Total	$3,623,073	$3,590,109	$3,492,690

The Company’s net sales by geographic area for Fiscal 2019, Fiscal 2018 and Fiscal 2017 were as follows:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
United States	$2,410,802	$2,321,700	$2,208,618
Europe	753,116	780,918	811,664
Other	459,155	487,491	472,408
Total	$3,623,073	$3,590,109	$3,492,690

The Company’s long-lived assets and intellectual property, which primarily relates to trademark assets associated with the Company’s international operations, by geographic area as of February 1, 2020, February 2, 2019 and February 3, 2018 were as follows:

(in thousands)	February 1, 2020	February 2, 2019	February 3, 2018
United States	$1,211,630	$505,217	$494,132
Europe	462,017	159,266	192,133
Other	246,742	55,480	78,064
Total	$1,920,389	$719,963	$764,329

Abercrombie & Fitch Co.

19. FLAGSHIP STORE EXIT CHARGES

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

The Company recognizes charges related to the exit of its flagship stores in flagship store exit charges on the Consolidated Statements of Operations and Comprehensive Income. Details of the charges incurred during Fiscal 2019, Fiscal 2018 and Fiscal 2017 related to this initiative were as follows:

(in thousands)	Fiscal 2019	Fiscal 2018	Fiscal 2017
Single lease cost (1)	$23,269	$—	$—
Variable lease cost (2)	20,218	—	—
Operating lease right-of-use asset impairment	3,229	—	—
Operating lease cost	46,716	—	—
Lease termination fees (3)	—	3,688	1,996
Asset disposals and other store-closure costs (4)	(1,687)	—	345
Employee severance and other employee transition costs	2,228	2,118	52
Total flagship store exit charges	$47,257	$5,806	$2,393

(1)	Amount represents accelerated amortization associated with the operating lease right-of-use assets and the impact from remeasurement of operating lease liabilities.

(2)	Amount represents the remeasurement of the lease liability to reflect variable lease costs that became fixed upon decision to close flagship stores.

(3)	Under the new lease accounting standard, which the Company adopted on February 3, 2019, similar charges would be incorporated into the above table as a component of operating lease cost.

(4)
Amounts represent costs incurred in returning the store to its original condition, including updates to previous accruals for asset retirement obligations and costs to remove inventory and store assets.

Future fixed lease payments associated with closed flagship stores are reflected within the short-term and long-term operating lease liabilities on the Consolidated Balance Sheet as of February 1, 2020. These payments are scheduled to be paid through the fiscal year ending January 30, 2029 (“Fiscal 2028”) and are not expected to exceed $15 million in aggregate in any fiscal year. Refer to Note 7, “LEASES,” for a maturity analysis of the Company’s operating lease liabilities, based on undiscounted cash flows.

As the Company continues its ‘Global Store Network Optimization’ efforts, it may incur incremental charges or future cash expenditures not currently contemplated due to events that may occur as a result of, or that are associated with, previously announced flagship store closures and flagship store closures that have not yet been finalized. At this time, the Company is not able to quantify the amount of incremental charges or future cash expenditures that may be incurred in future periods resulting from any potential flagship store closures given the unpredictable nature of lease exit negotiations and ultimate lease renewal decisions.

20. CONTINGENCIES

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. The Company’s legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes estimated liabilities for the outcome of litigation where losses are deemed probable and the amount of loss, or range of loss, is reasonably estimable. The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates. Based on currently available information, the Company cannot estimate a range of reasonably possible losses in excess of the accrued charges for legal contingencies. In addition, the Company has not established accruals for certain claims and legal proceedings pending against the Company where it is not possible to reasonably estimate the outcome or potential liability, and the Company cannot estimate a range of reasonably possible losses for these legal matters.

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

Abercrombie & Fitch Co.

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

In Fiscal 2018, the Company recognized net charges of $2.6 million in connection with the legal matters discussed above.

Abercrombie & Fitch Co.

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial results for Fiscal 2019 and Fiscal 2018 are presented below. See “RESULTS OF OPERATIONS,” in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” of this Annual Report on Form 10-K for information regarding items included below that could affect comparability between quarterly results.

	Fiscal Quarter 2019
(in thousands, except per share amounts)	First	Second	Third	Fourth
Net sales	$733,972	$841,078	$863,472	$1,184,551
Gross profit (1)	$444,090	$498,633	$518,931	$689,264
Net (loss) income	$(18,286)	$(29,524)	$7,570	$85,200
Net (loss) income attributable to A&F (2)	$(19,155)	$(31,142)	$6,523	$83,132
Net (loss) income per basic share attributable to A&F (3)	$(0.29)	$(0.48)	$0.10	$1.32
Net (loss) income per diluted share attributable to A&F (3)	$(0.29)	$(0.48)	$0.10	$1.29

	Fiscal Quarter 2018
(in thousands, except per share amounts)	First	Second	Third	Fourth
Net sales	$730,899	$842,414	$861,194	$1,155,602
Gross profit (1)	$442,345	$506,895	$527,819	$682,857
Net (loss) income	$(41,508)	$(2,824)	$24,776	$98,364
Net (loss) income attributable to A&F (4)	$(42,461)	$(3,853)	$23,919	$96,936
Net (loss) income per basic share attributable to A&F (3)	$(0.62)	$(0.06)	$0.35	$1.47
Net (loss) income per diluted share attributable to A&F (3)	$(0.62)	$(0.06)	$0.36	$1.42

(1)	Gross profit is derived from cost of sales, exclusive of depreciation and amortization.

(2)
Net income (loss) attributable to A&F for Fiscal 2019 included certain items related to asset impairment and flagship store exit charges. These items adversely impacted net income (loss) attributable to A&F by $32.7 million, $8.0 million and $0.8 million for the second, third and fourth quarters of Fiscal 2019, respectively.

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

22. SUBSEQUENT EVENTS

COVID-19 has caused business disruption beginning in January 2020, with the closure of stores in China and the surrounding area, modified operating hours in certain stores that remained open, and a decline in traffic. In late February 2020, the situation escalated as the scope of COVID-19 worsened beyond the Asia-Pacific region, with Europe and the United States experiencing significant outbreaks. In March 2020, the COVID-19 outbreak was declared to be a global pandemic by the World Health Organization and the Company temporarily closed its Company-operated stores across brands in North America and Europe, effective beginning March 15, 2020 and March 16, 2020, respectively, and expects these stores to remain closed until further notice. The majority of the Company’s stores in the Asia-Pacific region have reopened, although many with temporarily reduced operating hours. The Company plans to follow the guidance of local governments and health organizations to determine when it can reopen these stores and to evaluate whether further store closures in the Asia-Pacific region will be necessary. As the situation continues to evolve rapidly, the Company is not currently able to predict the timing of store reopenings, which may occur on a location-by-location basis. The Company’s robust digital operations across brands remain open to serve the Company’s customers during this unprecedented period of temporary store closures.

The Company has seen, and expects to continue to see material reductions in sales across brands and regions as a result of COVID-19. The Company could experience other material impacts as a result of COVID-19, including, but not limited to, charges from potential adjustments of the carrying amount of inventory, asset impairment charges, deferred tax valuation allowances and changes in the effectiveness of the Company’s hedging instruments. The current circumstances are dynamic and the impacts of COVID-19 on the Company’s business operations, including the duration and impact on overall customer demand, cannot be reasonably estimated at this time, although the Company anticipates COVID-19 will have a material adverse impact on its business, results of operations, financial condition and cash flows in Fiscal 2020.

Abercrombie & Fitch Co.

As a precautionary measure and to improve its cash position, on March 26, 2020, the Company borrowed $210 million under the Amended ABL Facility, which represented the total amount currently outstanding as of March 26, 2020. As of March 26, 2020, the interest rate on these borrowings was 2.18% with interest payments due monthly. The Amended ABL Facility is further described in Note 12, “BORROWINGS.” In addition, in March 2020, the Company withdrew the majority of excess funds from the overfunded Rabbi Trust assets, providing the Company with $50 million of additional cash.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Abercrombie & Fitch Co.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Abercrombie & Fitch Co. and its subsidiaries (the “Company”) as of February 1, 2020 and February 2, 2019, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended February 1, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases on February 3, 2019. This matter is also described in the “Critical Audit Matters” section of our report.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Subsequent Event

As discussed in Note 22 to the financial statements, in March 2020, the COVID-19 outbreak was declared to be a global pandemic and the Company temporarily closed its Company-operated stores in North America and Europe, effective beginning March 15, 2020 and March 16, 2020, respectively, and expects these stores to remain closed until further notice. The current circumstances are dynamic and the impacts of COVID-19 on the Company’s business operations cannot be reasonably estimated at this time, although the Company anticipates COVID-19 will have a material adverse impact on its business, results of operations, financial condition and cash flows in fiscal 2020.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Long-Lived Assets - Stores

As described in Notes 2, 6 and 8 to the consolidated financial statements, the Company’s consolidated property and equipment, net balance was $665.3 million and consolidated operating lease right-of-use assets balance was $1,231.0 million as of February 1, 2020. During fiscal 2019, the Company recognized store asset impairment charges of $22.4 million. The Company’s long-lived assets, primarily operating lease right-of-use assets, leasehold improvements, furniture, fixtures and equipment, are grouped with other assets and liabilities at the store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. On at least a quarterly basis, management reviews its asset groups for indicators of impairment, which include but are not limited to, material declines in operational performance, a history of losses, an expectation of future losses, adverse market conditions, store closure or relocation decisions, and any other events or changes in circumstances that would indicate the carrying amount of an asset group might not be recoverable. If an asset group displays an indicator of impairment, it is tested for recoverability by comparing the sum of the estimated future undiscounted cash flows attributable to the asset group to the carrying amount of the asset group. This recoverability test requires management to make assumptions and judgments related, but not limited, to management’s expectations for future cash flows from operating the store. The key assumptions used in developing these projected cash flows used in the recoverability test include estimates of future sales, gross profit and, to a lesser extent, operating expenses. If the sum of the estimated future undiscounted cash flows attributable to an asset group is less than its carrying amount, and it is determined that the carrying amount of the asset group is not recoverable, management determines if there is an impairment loss by comparing the carrying amount of the asset group to its fair value. Fair value of an asset group is based on the highest and best use of the asset group, often using a discounted cash flow model that utilizes Level 3 fair value inputs. The key assumptions used in estimating fair value of an asset group may include discounted estimates of future cash flows from operating the store or comparable market rents. An impairment loss is recognized based on the excess of the carrying amount of the asset group over its fair value.

The principal considerations for our determination that performing procedures relating to the impairment of long-lived assets - stores is a critical audit matter are that there was significant judgment by management when testing long-lived asset groups for recoverability and determining the fair value of the asset groups to measure impairment. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating management’s future cash flow projections, in particular, the assumptions related to estimates of future sales, gross profit and comparable market rents. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s long-lived assets - stores recoverability test and determination of the fair value of the asset groups. These procedures also included, among others (i) evaluating the relevance of the historical operating results data used in management’s impairment assessment; (ii) evaluating the appropriateness of the models used by management in developing the fair value measurements; (iii) testing the completeness, accuracy, and relevance of underlying data used in the models; and (iv) evaluating the reasonableness of the significant assumptions, including, as applicable, estimates of future sales, gross profit and comparable market rents. Evaluating management’s assumptions related to estimates of future sales, gross profit and comparable market rents involved, as applicable, evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the asset groups; (ii) the consistency with external market data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the reasonableness of the Company’s comparable market rents assumption.

Adoption of the Leases Accounting Standard - Impairment of right-of-use assets for stores

As described above and in Note 2 to the consolidated financial statements, the Company adopted the new leases accounting standard effective February 3, 2019. Upon adoption, the Company recognized operating lease right-of-use assets of $1,234.5 million, corresponding operating lease liabilities of $1,474.1 million and a cumulative adjustment decreasing the opening balance of retained earnings of $75.2 million. The cumulative adjustment decreasing the opening balance of retained earnings primarily related to previously impaired stores, which therefore were assessed for impairment upon adoption. To the extent that the initial carrying amount for each such operating lease right-of-use asset was greater than its fair value, an impairment charge was recognized as an adjustment to the opening balance of retained earnings on the date of adoption. The key assumptions used in estimating the fair value of the operating lease right-of-use assets on the date of adoption included comparable market rents and discount rates.
The principal considerations for our determination that performing procedures relating to the adoption of the leases accounting standard - impairment of right-of-use assets for stores is a critical audit matter are that there was significant judgment by management when determining the fair value measurement of the operating lease right-of-use assets for stores where it was previously determined that the carrying value of assets was not recoverable. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating the fair value measurement of the right-of-use assets, in particular the assumptions surrounding comparable market rents and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the operating lease right-of-use asset impairment charges recognized upon adoption of the new leases accounting standard, including controls over the development of assumptions used in the valuation of these operating lease right-of-use assets. These procedures also included, among others, for the operating lease right-of-use assets subject to impairment evaluation (i) evaluating the appropriateness of accounting policies established by management; (ii) testing the inputs to management’s calculation of the operating lease right-of-use asset; and (iii) evaluating the reasonableness of assumptions used by management, including the determination of comparable market rents and discount rates. Evaluating the reasonableness of management’s assumptions relating to comparable market rents involved assessing the consistency of assumptions used with external market and industry data and whether these assumptions were consistent with evidence obtained in other areas of the audit. Evaluating the reasonableness of management’s assumption relating to the discount rates used in the fair value assessments involved evaluating the reasonableness of the discount rates used as compared to data reflecting a market participants’ return requirements. Professionals with specialized skill and knowledge were used to assist in the evaluation of the reasonableness of the Company’s comparable market rents and discount rates assumptions.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
March 31, 2020

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of February 1, 2020. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of February 1, 2020, the end of the period covered by this Annual Report on Form 10-K.

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

With the participation of the Chief Executive Officer of A&F and the Senior Vice President and Chief Financial Officer of A&F, management evaluated the effectiveness of A&F’s internal control over financial reporting as of February 1, 2020 using criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment of A&F’s internal control over financial reporting, under the criteria described in the preceding sentence, management has concluded that, as of February 1, 2020, A&F’s internal control over financial reporting was effective.

A&F’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on the effectiveness of A&F’s internal control over financial reporting as of February 1, 2020 as stated in their report, which is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in A&F’s internal control over financial reporting during the fourth quarter ended February 1, 2020 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

Item 9B.    Other Information

The disclosure included within this “ITEM 9B. OTHER INFORMATION,” is to satisfy the disclosure requirements under “Item 2.03 -- Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Current Report on Form 8-K with respect to the information reported for the event which occurred on March 26, 2020 detailed below.

As a precautionary measure and to improve its cash position, on March 26, 2020, the Company borrowed $210 million under the Amended ABL Facility, which represented the total amount currently outstanding as of March 26, 2020. As of March 26, 2020, the interest rate on these borrowings was 2.18% with interest payments due monthly. The Amended ABL Facility is further described in Note 12, “BORROWINGS,” included within “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” of this Annual Report on Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS, EXECUTIVE OFFICERS AND PERSONS NOMINATED OR CHOSEN TO BECOME DIRECTORS OR EXECUTIVE OFFICERS

Information concerning directors and executive officers of A&F as well as persons nominated or chosen to become directors or executive officers is incorporated by reference from the text to be included under the caption “Proposal 1 — Election of Directors” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2020 and from the text under the caption “INFORMATION ABOUT OUR EXECUTIVE OFFICERS” at the end of “ITEM 1. BUSINESS” in PART I of this Annual Report on Form 10-K.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information concerning beneficial ownership reporting compliance under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the text to be included under the caption “Ownership of Our Shares — Delinquent Section 16(a) Reports,” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2020, to the extent that disclosure of information is required.

CODE OF BUSINESS CONDUCT AND ETHICS

The Board of Directors has adopted the Abercrombie & Fitch Co. Code of Business Conduct and Ethics, which is available on the “Corporate Governance” page within the “Our Company” section of the Company’s website at corporate.abercrombie.com.

AUDIT AND FINANCE COMMITTEE

Information concerning A&F’s Audit and Finance Committee, including the determination of A&F’s Board of Directors that the Audit and Finance Committee has at least one “audit committee financial expert” (as defined under applicable SEC rules) serving on the Audit and Finance Committee, is incorporated by reference from the text to be included under the captions “Committees of the Board and Meeting Attendance — Committees of the Board” and “Audit and Finance Committee Matters” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2020.

PROCEDURES BY WHICH STOCKHOLDERS MAY RECOMMEND NOMINEES TO A&F’S BOARD OF DIRECTORS

Information concerning the procedures by which stockholders of A&F may recommend nominees to A&F’s Board of Directors is incorporated by reference from the text to be included under the captions “Proposal 1 — Election of Directors — Director Nominations,” “Proposal 1 — Election of Directors — Director Qualifications and Consideration of Director Candidates” and “Questions and Answers About Our Annual Meeting and Voting — How do I nominate a director using the ‘Proxy Access’ provisions under the Company’s Bylaws?” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2020. The procedures by which stockholders may recommend nominees to A&F’s Board of Directors have not materially changed from those described in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders held on June 12, 2019.

Item 11. Executive Compensation

Information regarding executive compensation is incorporated by reference from the text to be included under the captions “Corporate Governance — Board Role in Risk Oversight,” “Corporate Governance — Compensation and Organization Committee Interlocks and Insider Participation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Report of the Compensation and Organization Committee on Executive Compensation,” and “Executive Officer Compensation” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the text to be included under the caption “Ownership of Our Shares” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2020.

Information regarding the number of shares of Common Stock of A&F to be issued and remaining available under equity compensation plans of A&F as of February 1, 2020 is incorporated by reference from the text to be included under the caption “Equity Compensation Plans” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and transactions involving the Company and certain related persons within the meaning of Item 404(a) of SEC Regulation S-K as well as information concerning A&F’s policies and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference from the text to be included under the caption “Corporate Governance — Director Independence and Related Person Transactions” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2020.

Information concerning the independence of the directors of A&F is incorporated by reference from the text to be included under the captions “Corporate Governance — Board Leadership Structure,” “Corporate Governance — Committees of the Board and Meeting Attendance,” and “Corporate Governance — Director Independence and Related Person Transactions” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2020.

Item 14. Principal Accountant Fees and Services

Information concerning the pre-approval policies and procedures of A&F’s Audit and Finance Committee and the fees for services rendered by the Company’s principal independent registered public accounting firm is incorporated by reference from the text to be included under the caption “Proposal 5 — Ratification of Appointment of Independent Registered Public Accounting Firm” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018.

Consolidated Balance Sheets at February 1, 2020 and February 2, 2019.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018.

Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018.

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

(c) Financial Statement Schedules
None

Item 16. Form 10-K Summary

None.

Index to Exhibits

Exhibit	Document
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

3.4
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of A&F, as filed with the Delaware Secretary of State on June 16, 2011, incorporated herein by reference to Exhibit 3.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2011 (File No. 001-12107).

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

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt.
4.2	Description of Abercrombie & Fitch Co.’s Securities Registered under Section 12 of the Securities Exchange Act of 1934.
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

10.21
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

10.22
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

10.23
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

10.24
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

10.25
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

10.27
Intercreditor Agreement, dated as of August 7, 2014, by and between Wells Fargo Bank, National Association, in its capacity as “ABL Agent,” and Wells Fargo Bank, National Association, in its capacity as “Term Agent,” incorporated herein by reference to Exhibit 10.9 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 (File No. 001-12107).

10.28*
Employment Offer, accepted October 9, 2014, between Fran Horowitz and A&F, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 15, 2014 (File No. 001-12107).

10.29
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

10.30*	Form of Director and Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 21, 2014 (File No. 001-12107).
10.31*
Retirement Agreement, dated December 8, 2014, between Michael S. Jeffries and A&F, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed December 9, 2014 (File No. 001-12107).

10.32*
First Amendment to the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II), as approved on October 14, 2015, incorporated herein by reference to Exhibit 10.4 to A&F’s Current Report on Form 8-K dated and filed October 19, 2015 (File No. 001-12107).

10.33*	Second Amendment to the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II), as approved on December 16, 2019.
10.34*
Letter, dated December 16, 2015, from Abercrombie & Fitch Management Co. to Fran Horowitz setting forth terms of employment as President and Chief Merchandising Officer, and accepted by Fran Horowitz on December 19, 2015, incorporated herein by reference to Exhibit 10.74 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (File No. 001-12107).

10.35*
Offer Letter from Abercrombie & Fitch to Kristin Scott, executed by Ms. Scott on May 15, 2016, incorporated herein by reference to Exhibit 10.3 to A&F’s Current Report on Form 8-K dated and filed May 23, 2016 (File No. 001-12107).

10.36*
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

10.38*
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

10.39*
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to non-associate directors of A&F under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors on and after June 16, 2016, incorporated herein by reference to Exhibit 10.10 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 (File No. 001-12107).

10.40*
Form of Agreement entered into between Abercrombie & Fitch Management Co. and Fran Horowitz as of May 10, 2017, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed May 12, 2017 (File No. 001-12107).

10.41*
Form of Agreement entered into between Abercrombie & Fitch Management Co. and Kristin Scott as of May 10, 2017, the execution date by Abercrombie & Fitch Management Co., is incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed May 12, 2017 (File No. 001-12107).

10.42*
Form of Director and Officer Indemnification Agreement entered into by Abercrombie & Fitch Co. with directors and officers of international subsidiaries and other key individuals on or after May 11, 2017, incorporated herein by reference to Exhibit 10.3 to A&F's Quarterly Report on Form 10-Q/A for the quarterly period ended April 29, 2017 (File No. 001-12107).

10.43*
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates (as amended on June 12, 2019), incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 13, 2019 (File No. 001-12107).

10.44*
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors (as amended effective June 15, 2017), incorporated herein by reference to Exhibit 4.10 to the Registration Statement on Form S-8 (Registration No. 333-218761) of Abercrombie & Fitch Co. filed on June 15, 2017.

10.45*
Abercrombie & Fitch Co. Short-Term Cash Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed June 15, 2017 (File No. 001-12107).

10.46*
Abercrombie & Fitch Co. Long-Term Cash Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.2 to A&F's Current Report on Form 8-K dated and filed June 15, 2017 (File No. 001-12107).

10.47*
Offer Letter from Abercrombie & Fitch to Scott Lipesky, executed by Mr. Lipesky on August 29, 2017, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed September 6, 2017 (File No. 001-12107).

10.48*
Agreement entered into between Abercrombie & Fitch Management Co. and Scott Lipesky, effective as of September 7, 2017, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2017 (File No. 001-12107).

10.49
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

10.50
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

10.51*
Abercrombie & Fitch Co. Associate Stock Purchase Plan (October 1, 2007 Restatement, reflecting amendment and restatement effective as of October 1, 2007 of Associate Stock Purchase Plan which was originally adopted effective July 1, 1998), incorporated herein by reference to Exhibit 10.6 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2017 (File No. 001-12107).

10.52*
Form of Performance Share Award Agreement used to evidence the grant of performance shares to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on or after March 27, 2018 and prior to March 26, 2019, incorporated herein by reference to Exhibit 10.67 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (File No. 001-12107).

10.53*
Form of Performance Share Award Agreement used to evidence the grant of performance shares to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on or after March 26, 2019, incorporated herein by reference to Exhibit 10.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2019 (File No. 001-12107).

10.54
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

10.55*
Offer Letter from Abercrombie & Fitch to Gregory J. Henchel, executed by Mr. Henchel on September 3, 2018, incorporated herein by reference to Exhibit 10.1 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2018 (File No. 001-12107).

10.56*
Agreement entered into between Abercrombie & Fitch Management Co. and Gregory J. Henchel, effective as of September 13, 2018, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2018 (File No. 001-12107).

10.57*
Summary of Annual Compensation Structure for Non-Associate Directors of Abercrombie & Fitch Co. for Fiscal 2019, incorporated herein by reference to Exhibit 10.2 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2019 (File No. 001-12107).

10.58*
Summary of terms of the Annual Restricted Stock Unit Grants made and to be made to the Non-Associate Directors of Abercrombie & Fitch Co. under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors in Fiscal 2019, incorporated herein by reference to Exhibit 10.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2019 (File No. 001-12107).

10.59*
Agreement entered into between Abercrombie & Fitch Management Co. and John Gabrielli, effective as of May 10, 2017, the date of execution by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2019 (File No. 001-12107).

10.60*
Separation Agreement between Abercrombie & Fitch Management Co. and Joanne Crevoiserat, executed on June 12, 2019 by Abercrombie Fitch Management Co and by Joanne Crevoiserat, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed on June 18, 2019 (File No. 001-12107).

10.61*
Agreement entered into between Abercrombie & Fitch Management Co. and Joanne Crevoiserat as of May 10, 2017, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed on June 18, 2019 (File No. 001-12107).

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) and Item 15(b) of Annual Report on Form 10-K.

**	These certifications are furnished.

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

ABERCROMBIE & FITCH CO.

Date: March 31, 2020	By:	/s/ Scott D. Lipesky
Scott D. Lipesky
Senior Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2020.

*
Terry L. Burman	Non-Executive Chairman of the Board and Director
/s/ Fran Horowitz
Fran Horowitz	Chief Executive Officer and Director (Principal Executive Officer)
*
Kerrii B. Anderson	Director
*
James B. Bachmann	Director
*
Felix J. Carbullido	Director
*
Sarah M. Gallagher	Director
*
Michael E. Greenlees	Director
*
Archie M. Griffin	Director
/s/ Scott D. Lipesky
Scott D. Lipesky	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
*
Helen E. McCluskey	Director
*
Charles R. Perrin	Director
*
Nigel Travis	Director

*
The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this Annual Report on Form 10-K as Exhibit 24.1.

By:	/s/ Scott D. Lipesky
Scott D. Lipesky
Attorney-in-fact