Form 10-Q
period 2020-05-02
ABERCROMBIE & FITCH CO /DE/
filed 2020-06-10
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2020
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Shares outstanding as of June 5, 2020
$0.01 Par Value	62,375,867

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Net sales	$485,359	$733,972
Cost of sales, exclusive of depreciation and amortization	221,214	289,882
Gross profit	264,145	444,090
Stores and distribution expense	322,124	356,612
Marketing, general and administrative expense	108,257	111,947
Flagship store exit (benefits) charges	(543)	1,744
Asset impairment, exclusive of flagship store exit charges	42,928	1,662
Other operating loss (income), net	506	(617)
Operating loss	(209,127)	(27,258)
Interest expense, net	3,371	616
Loss before income taxes	(212,498)	(27,874)
Income tax expense (benefit)	31,533	(9,588)
Net loss	(244,031)	(18,286)
Less: Net income attributable to noncontrolling interests	117	869
Net loss attributable to A&F	$(244,148)	$(19,155)

Net loss per share attributable to A&F
Basic	$(3.90)	$(0.29)
Diluted	$(3.90)	$(0.29)

Weighted-average shares outstanding
Basic	62,541	66,540
Diluted	62,541	66,540

Other comprehensive income (loss)
Foreign currency translation, net of tax	$(5,399)	$(2,786)
Derivative financial instruments, net of tax	8,865	(53)
Other comprehensive income (loss)	3,466	(2,839)
Comprehensive loss	(240,565)	(21,125)
Less: Comprehensive income attributable to noncontrolling interests	117	869
Comprehensive loss attributable to A&F	$(240,682)	$(21,994)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.
Condensed Consolidated Balance Sheets
(Thousands, except par value amounts)
(Unaudited)

	May 2, 2020	February 1, 2020
Assets
Current assets:
Cash and equivalents	$703,989	$671,267
Receivables	88,639	80,251
Inventories	426,594	434,326
Other current assets	67,412	78,905
Total current assets	1,286,634	1,264,749
Property and equipment, net	654,784	665,290
Operating lease right-of-use assets	1,133,618	1,230,954
Other assets	216,795	388,672
Total assets	$3,291,831	$3,549,665
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$162,747	$219,919
Accrued expenses	285,799	302,214
Short-term portion of operating lease liabilities	307,173	282,829
Short-term portion of borrowings	210,000	—
Income taxes payable	8,232	10,392
Total current liabilities	973,951	815,354
Long-term liabilities:
Long-term portion of operating lease liabilities	1,184,448	1,252,634
Long-term portion of borrowings, net	232,178	231,963
Other liabilities	103,188	178,536
Total long-term liabilities	1,519,814	1,663,133
Stockholders’ equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	389,904	404,983
Retained earnings	2,022,366	2,313,745
Accumulated other comprehensive loss, net of tax (“AOCL”)	(105,420)	(108,886)
Treasury stock, at average cost: 41,016 and 40,514 shares as of May 2, 2020 and February 1, 2020, respectively	(1,517,644)	(1,552,065)
Total Abercrombie & Fitch Co. stockholders’ equity	790,239	1,058,810
Noncontrolling interests	7,827	12,368
Total stockholders’ equity	798,066	1,071,178
Total liabilities and stockholders’ equity	$3,291,831	$3,549,665

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended May 2, 2020
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 1, 2020	62,786	$1,033	$404,983	$12,368	$2,313,745	$(108,886)	40,514	$(1,552,065)	$1,071,178
Net loss	—	—	—	117	(244,148)	—	—	—	(244,031)
Purchase of Common Stock	(1,397)	—	—	—	—	—	1,397	(15,172)	(15,172)
Dividends ($0.20 per share)	—	—	—	—	(12,556)	—	—	—	(12,556)
Share-based compensation issuances and exercises	895	—	(20,241)	—	(34,675)	—	(895)	49,593	(5,323)
Share-based compensation expense	—	—	5,162	—	—	—	—	—	5,162
Derivative financial instruments, net of tax	—	—	—	—	—	8,865	—	—	8,865
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(5,399)	—	—	(5,399)
Distributions to noncontrolling interests, net	—	—	—	(4,658)	—	—	—	—	(4,658)
Ending balance at May 2, 2020	62,284	$1,033	$389,904	$7,827	$2,022,366	$(105,420)	41,016	$(1,517,644)	$798,066

	Thirteen Weeks Ended May 4, 2019
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 2, 2019	66,227	$1,033	$405,379	$9,721	$2,418,544	$(102,452)	37,073	$(1,513,604)	$1,218,621
Impact from adoption of the new lease accounting standard	—	—	—	—	(75,165)	—	—	—	(75,165)
Net loss	—	—	—	869	(19,155)	—	—	—	(18,286)
Dividends ($0.20 per share)	—	—	—	—	(13,246)	—	—	—	(13,246)
Share-based compensation issuances and exercises	410	—	(12,037)	—	(14,631)	—	(410)	20,380	(6,288)
Share-based compensation expense	—	—	2,632	—	—	—	—	—	2,632
Derivative financial instruments, net of tax	—	—	—	—	—	(53)	—	—	(53)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(2,786)	—	—	(2,786)
Distributions to noncontrolling interests, net	—	—	—	(466)	—	—	—	—	(466)
Ending balance at May 4, 2019	66,637	$1,033	$395,974	$10,124	$2,296,347	$(105,291)	36,663	$(1,493,224)	$1,104,963

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Cash Flows
(Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Operating activities
Net loss	$(244,031)	$(18,286)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	44,037	41,042
Asset impairment	42,928	1,662
Loss on disposal	6,283	1,991
Provision for (benefit from) deferred income taxes	23,353	(9,895)
Share-based compensation	5,162	2,632
Changes in assets and liabilities:
Inventories	6,320	4,962
Accounts payable and accrued expenses	(72,533)	(74,199)
Operating lease right-of-use assets and liabilities	20,029	(10,862)
Income taxes	(3,982)	855
Other assets	32,213	(10,287)
Withdrawal of funds from Rabbi Trust assets	50,000	—
Other liabilities	(555)	(931)
Net cash used for operating activities	(90,776)	(71,316)
Investing activities
Purchases of property and equipment	(46,990)	(43,872)
Net cash used for investing activities	(46,990)	(43,872)
Financing activities
Proceeds from borrowings under the asset-based senior secured credit facility	210,000	—
Purchases of Common Stock	(15,172)	—
Dividends paid	(12,556)	(13,246)
Other financing activities	(10,604)	(7,076)
Net cash provided by (used for) financing activities	171,668	(20,322)
Effect of foreign currency exchange rates on cash	(3,891)	(2,638)
Net increase (decrease) in cash and equivalents, and restricted cash and equivalents	30,011	(138,148)
Cash and equivalents, and restricted cash and equivalents, beginning of period	692,264	745,829
Cash and equivalents, and restricted cash and equivalents, end of period	$722,275	$607,681
Supplemental information related to non-cash activities
Purchases of property and equipment not yet paid at end of period	$46,174	$22,771
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$35,182	$117,829
Supplemental information related to cash activities
Cash paid for interest	$4,387	$3,881
Cash paid for income taxes	$3,714	$2,872
Cash received from income tax refunds	$568	$7,049
Cash paid for operating lease liabilities	$66,510	$94,245

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

Fiscal year

The Company’s fiscal year ends on the Saturday closest to January 31. This typically results in a fifty-two week year, but occasionally gives rise to an additional week, resulting in a fifty-three week year. Fiscal years are designated in the Condensed Consolidated Financial Statements and notes, as well as the remainder of this Quarterly Report on Form 10-Q, by the calendar year in which the fiscal year commences. All references herein to the Company’s fiscal years are as follows:

Fiscal year	Year ended	Number of weeks
Fiscal 2019	February 1, 2020	52
Fiscal 2020	January 30, 2021	52

Interim financial statements

The Condensed Consolidated Financial Statements as of May 2, 2020, and for the thirteen week periods ended May 2, 2020 and May 4, 2019, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2019 filed with the SEC on March 31, 2020. The February 1, 2020 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2020.

Use of estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved with estimates, actual results may differ. The extent to which the current outbreak of coronavirus disease (“COVID-19”) impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic and its impact on the length or frequency of store closures, and the extent to which COVID-19 will impact worldwide macroeconomic conditions including interest rates, the speed of the anticipated recovery, and governmental, business and consumer reactions to the pandemic. The Company’s assessment of these, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Recent accounting pronouncements

The Company reviews recent accounting pronouncements on a quarterly basis and has excluded discussion of those not applicable to the Company and those that did not have, or are not expected to have, a material impact on the Company’s consolidated financial statements.

Condensed Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

(in thousands)	Location	May 2, 2020	February 1, 2020	May 4, 2019	February 2, 2019
Cash and equivalents	Cash and equivalents	$703,989	$671,267	$586,133	$723,135
Long-term restricted cash and equivalents	Other assets	18,286	18,696	21,548	22,694
Short-term restricted cash and equivalents	Other current assets	—	2,301	—	—
Cash and equivalents and restricted cash and equivalents		$722,275	$692,264	$607,681	$745,829

3. IMPACT OF COVID-19

Recent developments

As a result of COVID-19, in January 2020, the Company began to experience business disruptions in the Asia-Pacific (“APAC”) region, including the temporary closure of stores in China and the surrounding area, modified operating hours in certain stores that remained open, and a decline in traffic. In late February 2020, the situation escalated as the scope of COVID-19 worsened beyond the APAC region, with the United States (the “U.S.”) and the Europe, Middle East and Africa (“EMEA”) region experiencing significant outbreaks. In March 2020, the COVID-19 outbreak was declared to be a global pandemic by the World Health Organization. In response to COVID-19, certain governments have imposed travel restrictions and local statutory quarantines. The Company is monitoring and reacting to the COVID-19 situation on a daily basis, including by conforming to local governments’ guidance and recommending associates who are able to perform their role remotely to do so.

In mid-March 2020, with the well-being of the Company’s customers, associates and business partners in mind, the Company temporarily closed its Company-operated stores across brands in North America and the EMEA region. The Company began to reopen these stores on a rolling basis beginning in late April 2020. The Company has experienced sales productivity for reopened stores of approximately 80% and 60% for the U.S. and the EMEA region, respectively, since their reopenings as compared to last year’s levels. The majority of the Company’s stores in the APAC region have also reopened, although many with temporarily reduced operating hours. The Company plans to follow the guidance of local governments to determine when it can reopen remaining stores and to evaluate whether further store closures will be necessary. As of June 5, 2020, approximately 58% of Company-operated stores were open.

The Company’s digital operations across brands have continued to serve the Company’s customers during this unprecedented period of temporary store closures. The Company experienced 25% digital sales growth for the first quarter of Fiscal 2020 as compared to the first quarter of Fiscal 2019, with month-over-month acceleration in digital sales growth since temporary store closures were enacted in mid-March and through the Company's most recent fiscal month of May.

The Company has seen, and may continue to see, material adverse impacts as a result of COVID-19. Current circumstances are dynamic and future impacts, including the duration and impact on overall customer demand, are uncertain.

Impact of COVID-19 during the first quarter of Fiscal 2020

The Company has seen, and may continue to see material reductions in sales across brands and regions as a result of COVID-19. Total net sales for the first quarter of Fiscal 2020 decreased approximately 34% as compared to the first quarter of Fiscal 2019. The year-over-year decline was primarily driven by temporary widespread store closures in response to COVID-19, partially offset by digital sales growth of approximately 25% to more than $275 million.

As a result of the continued effects of COVID-19 and the temporary closure of the Company’s stores, the Company recognized approximately $14.8 million of charges to reduce the carrying value of inventory in cost of sales, exclusive of depreciation and amortization on the Condensed Consolidated Statements of Operations and Comprehensive Loss during the first quarter of Fiscal 2020.

During the first quarter of Fiscal 2020, reductions in revenue have not been offset by proportional decreases in expense, as the Company continued to incur store occupancy costs such as operating lease costs and depreciation expense, and certain other costs such as compensation and administrative expenses, resulting in a negative effect on the relationship between the Company’s costs and revenues. During the thirteen weeks ended May 2, 2020, the Company suspended rent payments for a significant number of stores, and continues to engage with its landlords. In the period during which rent was due, the Company reclassified related amounts from operating lease liability to accrued expenses, while continuing to recognize operating lease cost in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which among other things, provides refundable employee retention tax credits for wages paid to employees who are unable to work during the COVID–19 outbreak and the deferral of the employer–paid portion of social security taxes. Similar relief programs have also been established throughout the EMEA and APAC regions. Based on the Company's preliminary evaluation of the CARES Act and legislation across regions, the Company qualifies for certain payroll tax credits, and such government subsidies have been treated as offsets to the related operating expenses when recognized. During the first quarter of Fiscal 2020, the qualified payroll tax credits reduced payroll expenses by approximately $8.8 million on the Condensed Consolidated Statements of Operations and Comprehensive Loss, with $7.9 million of expected relief classified in receivables on the Condensed Consolidated Balance Sheet as of May 2, 2020. The Company intends to continue to defer qualified payroll and other tax payments as permitted by the CARES Act and other regional legislation.

The Company also recognized asset impairment charges related to the Company’s right-of-use assets and property and equipment of $42.9 million during the first quarter of Fiscal 2020, which were principally the result of the impact of COVID-19 on store cash flows. Refer to Note 9, “ASSET IMPAIRMENT,” for additional information.

In addition, the Company has also experienced other material impacts as a result of COVID-19, such as the establishment of deferred tax valuation allowances and other tax charges, adversely impacting results in the first quarter of Fiscal 2020 by approximately $90.9 million. Refer to Note 11, “INCOME TAXES,” for additional information.

Balance sheet, cash flow and liquidity

Throughout the first quarter of Fiscal 2020, the Company took various actions to preserve liquidity and manage cash flows in order to best position the business for key stakeholders, including (i) partnering with merchandise and non-merchandise vendors in regards to payment terms; (ii) reducing and recadencing inventory receipts to better align inventory with expected market demand; (iii) significantly reducing expenses to better align operating costs with sales; and (iv) implementing various compensation actions related to the Company’s store and corporate associates, as well as A&F’s non-associate directors.

As a precautionary measure and to improve the Company’s cash position, in March 2020, the Company borrowed $210.0 million under its asset-based senior secured revolving credit facility and withdrew the majority of excess funds from the Company’s overfunded Rabbi Trust assets, which provided the Company with $50.0 million of additional cash. Refer to Note 12, “BORROWINGS,” and Note 10 “ RABBI TRUST ASSETS,” for additional information.

In addition, in response to COVID-19, in March 2020, the Company announced that it has temporarily suspended its share repurchase program and in May 2020, the Company announced that it has temporarily suspended its dividend program, in order to preserve liquidity and maintain financial flexibility. The Company will review these temporary suspensions throughout the year to determine, in light of facts and circumstances at that time, whether and when to reinstate these programs.

As of May 2, 2020, the Company had liquidity of $763.4 million as compared to $913.8 million as of February 1, 2020, comprising of cash and equivalents and actual incremental borrowing available to the Company under the Amended ABL Facility.

4. REVENUE RECOGNITION

Disaggregation of revenue

All revenues are recognized in net sales in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For information regarding the disaggregation of revenue, refer to Note 16, “SEGMENT REPORTING.”

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of May 2, 2020, February 1, 2020, May 4, 2019 and February 2, 2019:

(in thousands)	May 2, 2020	February 1, 2020	May 4, 2019	February 2, 2019
Gift card liability	$24,671	$28,844	$22,067	$26,062
Loyalty program liability	$18,814	$23,051	$19,830	$19,904

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for the thirteen weeks ended May 2, 2020 and May 4, 2019:

	Thirteen Weeks Ended
(in thousands)	May 2, 2020	May 4, 2019
Revenue associated with gift card redemptions and gift card breakage	$11,009	$15,284
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	$5,709	$6,518

5. NET LOSS PER SHARE

Net loss per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of Class A Common Stock (“Common Stock”). Additional information pertaining to net loss per share attributable to A&F is as follows:

	Thirteen Weeks Ended
(in thousands)	May 2, 2020	May 4, 2019
Shares of Common Stock issued	103,300	103,300
Weighted-average treasury shares	(40,759)	(36,760)
Weighted-average — basic shares	62,541	66,540
Dilutive effect of share-based compensation awards	—	—
Weighted-average — diluted shares	62,541	66,540
Anti-dilutive shares (1)	2,195	2,812

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities that are measured at fair value on a recurring basis, were as follows:

	Assets at Fair Value as of May 2, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$265	$23,571	$—	$23,836
Rabbi Trust assets (2)	1	59,638	—	59,639
Restricted cash equivalents (3)	6,298	8,050	—	14,348
Total assets	$6,564	$91,259	$—	$97,823

	Assets and Liabilities at Fair Value as of February 1, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$225	$58,447	$—	$58,672
Derivative instruments (4)	—	1,969	—	1,969
Rabbi Trust assets (2)	1	109,048	—	109,049
Restricted cash equivalents (3)	9,765	4,601	—	14,366
Total assets	$9,991	$174,065	$—	$184,056

Liabilities:
Derivative instruments (4)	$—	$1,460	$—	$1,460
Total liabilities	$—	$1,460	$—	$1,460

(1)	Level 1 assets consist of investments in money market funds. Level 2 assets consist of time deposits.

(2)	Level 1 assets consist of investments in money market funds. Level 2 assets consist of trust-owned life insurance policies.

(3)	Level 1 assets consist of investments in U.S. treasury bills and money market funds. Level 2 assets consist of time deposits.

(4)	Level 2 assets and liabilities consist primarily of foreign currency exchange forward contracts.

The Company’s Level 2 assets and liabilities consist of:

•	Time deposits, which are valued at cost approximating fair value due to the short-term nature of these investments;

•	Trust-owned life insurance policies which are valued using the cash surrender value of the life insurance policies; and

•	Derivative instruments, primarily foreign currency exchange forward contracts, which are valued using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

Fair value of long-term borrowings

The Company’s borrowings under the Company’s term loan facility are carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. The carrying amount and fair value of gross borrowings under the Company’s term loan facility were as follows:

(in thousands)	May 2, 2020	February 1, 2020
Gross borrowings outstanding, carrying amount	$233,250	$233,250
Gross borrowings outstanding, fair value	$219,255	$233,979

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	May 2, 2020	February 1, 2020
Property and equipment, at cost	$2,751,471	$2,744,967
Less: Accumulated depreciation and amortization	(2,096,687)	(2,079,677)
Property and equipment, net	$654,784	$665,290

Refer to Note 9, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during the thirteen weeks ended May 2, 2020 and May 4, 2019.

8. LEASES

The Company has leases related to its Company-operated retail stores as well as for certain of its distribution centers, office space, information technology and equipment.

During the thirteen weeks ended May 2, 2020, the Company suspended rent payments for a significant number of stores, and continues to engage with its landlords. In the period during which rent was due, the Company reclassified related amounts from operating lease liability to accrued expenses, while continuing to recognize operating lease cost in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

The following table provides a summary of the Company’s operating lease costs for the thirteen weeks ended May 2, 2020 and May 4, 2019:

	Thirteen Weeks Ended
(in thousands)	May 2, 2020	May 4, 2019
Single lease cost (1)	$93,492	$92,274
Variable lease cost (2)	27,901	42,845
Operating lease right-of-use asset impairment (3)	35,008	—
Total operating lease cost	$156,401	$135,119

(1)	Includes amortization and interest expense associated with operating lease right-of-use assets and liabilities.

(2)
Includes variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs.

(3)	Refer to Note 9, “ASSET IMPAIRMENT,” for details related to operating lease right-of-use asset impairment charges.

As of May 2, 2020, the Company had minimum commitments related to additional operating lease contracts that have not yet commenced, primarily for its Company-operated retail stores, of approximately $2.6 million.

9. ASSET IMPAIRMENT

Asset impairment charges for the thirteen weeks ended May 2, 2020 and May 4, 2019 were as follows:

	Thirteen Weeks Ended
(in thousands)	May 2, 2020	May 4, 2019
Operating lease right-of-use asset impairment	$35,008	$—
Property and equipment asset impairment	7,920	1,662
Total asset impairment	$42,928	$1,662

Asset impairment charges for the thirteen weeks ended May 2, 2020 were principally the result of the impact of COVID-19 on store cash flows and were related to certain of the Company’s stores across brands, geographies and store formats. The impairment charge reduced the carrying value of these stores’ assets to their estimated fair value of approximately $127.9 million, including $118.8 million related to operating lease right-of-use assets.

Asset impairment charges for the thirteen weeks ended May 4, 2019, related to certain of the Company’s mall-based stores. The impairment charge reduced the carrying value of these stores’ assets to their estimated fair value of approximately $2.8 million, all of which related to operating lease right-of-use assets.

10. RABBI TRUST ASSETS

As a precautionary measure and to preserve liquidity in light of the circumstances surrounding COVID-19, during the thirteen weeks ended May 2, 2020, the Company withdrew the majority of excess funds from the overfunded Rabbi Trust assets, providing the Company with $50.0 million of additional cash.

Investments of Rabbi Trust assets consisted of the following as of May 2, 2020 and February 1, 2020:

(in thousands)	May 2, 2020	February 1, 2020
Trust-owned life insurance policies (at cash surrender value)	$59,638	$109,048
Money market funds	1	1
Rabbi Trust assets	$59,639	$109,049

Realized gains resulting from the change in cash surrender value of the Rabbi Trust assets for the thirteen weeks ended May 2, 2020 and May 4, 2019 were as follows:

	Thirteen Weeks Ended
(in thousands)	May 2, 2020	May 4, 2019
Realized gains related to Rabbi Trust assets	$590	$791

11. INCOME TAXES

The quarterly provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The Company’s quarterly provision and the estimate of the annual effective tax rate are subject to significant variation due to several factors. These factors include variability in the pre-tax jurisdictional mix of earnings, changes in how the Company does business including entering into new businesses or geographies, changes in foreign currency exchange rates, changes in laws, regulations, interpretations and administrative practices, relative changes in expenses or losses for which tax benefits are not recognized and the impact of discrete items. In addition, jurisdictions where the Company anticipates an ordinary loss for the fiscal year are excluded from the overall computation of estimated annual effective tax rate and no tax benefit are recognized in the period related to losses in such jurisdictions. The impact of these items on the effective tax rate will be greater at lower levels of pre-tax earnings.

Impact of valuation allowances and other tax charges during the first quarter of Fiscal 2020

The Company’s effective tax rate for the first quarter of Fiscal 2020 was impacted by $90.9 million of adverse tax impacts, ultimately giving rise to income tax expense on a consolidated pre-tax loss. Further details regarding these adverse tax impacts are as follows:

•
The Company anticipates pre-tax losses for the fiscal year in certain jurisdictions, based on information currently available, primarily due to the significant adverse impacts of COVID-19. The Company did not recognize income tax benefits on $212.0 million of pre-tax losses during the first quarter of Fiscal 2020, resulting in an adverse tax impact of $56.6 million.

•
The Company recognized discrete charges of $34.3 million related to the establishment of valuation allowances and other tax charges in certain jurisdictions during the thirteen weeks ended May 2, 2020, principally as a result of the significant adverse impacts of COVID–19. These charges related to valuation allowances recognized by the Company of $10.5 million and $6.0 million related to the U.S. and Germany, respectively, as well as valuation allowances and other tax charges in certain other jurisdictions against underlying tax asset balances that existed as of February 1, 2020. The Company also recognized valuation allowances of $78.9 million related to Switzerland with a U.S. branch equally offsetting amount, which in net, did not have an impact on the Condensed Consolidated Statement of Operations and Comprehensive Loss. Changes in assumptions may occur based on new information that becomes available resulting in adjustments in the period in which a determination is made.

Global legislation in response to COVID-19

In March 2020, the CARES Act was enacted into U.S. law, intended to provide economic relief to those impacted by COVID-19 and enhance business’ liquidity. The Company continues to examine impacts that the CARES Act may have on U.S. income taxes; however, the Company does not currently expect that these provisions will have a material impact on its income taxes.

The Company is still assessing the applicability of other recently passed global legislation, including the potential income tax measures offered in other jurisdictions where the Company’s operations have also been impacted by COVID-19.

Share-based compensation

Refer to Note 13, “SHARE-BASED COMPENSATION,” for details on discrete income tax benefits and charges related to share-based compensation awards during the thirteen weeks ended May 4, 2019.

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

As a precautionary measure and to improve the Company’s cash position in light of the circumstances surrounding COVID-19, during the thirteen weeks ended May 2, 2020, the Company borrowed $210.0 million under the Amended ABL Facility. Borrowings under the Amended ABL Facility as of May 2, 2020 and February 1, 2020 were as follows:

(in thousands)	May 2, 2020	February 1, 2020
Short-term portion of borrowings, gross at carrying amount	$210,000	$—

As of May 2, 2020, the interest rate on borrowings under the Amended ABL Facility was 1.82%. The Amended ABL Facility will mature on October 19, 2022.

As of May 2, 2020, the Company had availability under the Amended ABL Facility of $89.4 million, net of $0.8 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the Amended ABL Facility, actual incremental borrowing available to the Company under the Amended ABL Facility was $59.4 million as of May 2, 2020.

The provisions under the credit agreement applicable to the Amended ABL Facility have not changed from those described in Note 12, “BORROWINGS,” in the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2019.

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

Additional details on borrowings under the Term Loan Facility as of May 2, 2020 and February 1, 2020 are as follows:

(in thousands)	May 2, 2020	February 1, 2020
Long-term portion of borrowings, gross at carrying amount	$233,250	$233,250
Unamortized discount	(296)	(355)
Unamortized fees	(776)	(932)
Long-term portion of borrowings, net	232,178	231,963
Less: short-term portion of borrowings, net	—	—
Long-term portion of borrowings, net	$232,178	$231,963

The interest rate on borrowings under the Term Loan Facility was 4.50% as of May 2, 2020. The Term Loan Facility will mature on August 7, 2021.

The provisions under the credit agreement applicable to the Term Loan Facility have not changed from those described in Note 12, “BORROWINGS,” in the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2019.

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

The Company was in compliance with the covenants under the Credit Facilities as of May 2, 2020.

13. SHARE-BASED COMPENSATION

Financial statement impact

The following table details share-based compensation expense and the related income tax benefit for the thirteen weeks ended May 2, 2020 and May 4, 2019:

	Thirteen Weeks Ended
(in thousands)	May 2, 2020	May 4, 2019
Share-based compensation expense	$5,162	$2,632
Income tax benefit associated with share-based compensation expense recognized (1)	$—	$550

(1)	No income tax benefit was recognized related to share-based compensation expense during the thirteen weeks ended May 2, 2020 due to the U.S. being a loss jurisdiction.

The following table details discrete income tax benefits and charges related to share-based compensation awards during the thirteen weeks ended May 2, 2020 and May 4, 2019:

	Thirteen Weeks Ended
(in thousands)	May 2, 2020	May 4, 2019
Income tax discrete benefits realized for tax deductions related to the issuance of shares (1)	$—	$1,239
Income tax discrete charges realized upon cancellation of stock appreciation rights (1)	—	(165)
Total income tax discrete benefits related to share-based compensation awards	$—	$1,074

(1)	No income tax benefits or charges related to these items were recognized during the thirteen weeks ended May 2, 2020 due to the U.S. being a loss jurisdiction.

The following table details the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights for the thirteen weeks ended May 2, 2020 and May 4, 2019:

	Thirteen Weeks Ended
(in thousands)	May 2, 2020	May 4, 2019
Employee tax withheld upon issuance of shares (1)	$5,323	$6,288

(1)	Classified within other financing activities on the Condensed Consolidated Statements of Cash Flows.

Restricted stock units

The following table summarizes activity for restricted stock units for the thirteen weeks ended May 2, 2020:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares (1)	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at February 1, 2020	1,676,831	$18.68	747,056	$15.11	421,784	$23.05
Granted	1,646,771	7.29	—	—	—	—
Adjustments for performance achievement	—	—	38,381	11.37	134,122	11.79
Vested	(639,921)	18.00	(478,728)	9.58	(350,447)	11.79
Forfeited	(12,881)	19.99	(817)	17.56	—	—
Unvested at May 2, 2020 (2)	2,670,800	$11.81	305,892	$22.39	205,459	$34.90

(1)
Includes 79,028 unvested restricted stock units as of May 2, 2020, subject to vesting requirements related to the achievement of certain performance metrics, such as operating income and net income, for the fiscal year immediately preceding the vesting date. Holders of these restricted stock units have the opportunity to earn back one or more installments of the award if the cumulative performance requirements are met in a subsequent year.

(2)
Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Certain unvested shares related to restricted stock units with performance-based vesting conditions can be achieved at up to 200% of their target vesting amount.

The following table details unrecognized compensation cost and the remaining weighted-average period these costs are expected to be recognized for restricted stock units as of May 2, 2020:

(in thousands)	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost	$28,275	$161	$3,308
Remaining weighted-average period cost is expected to be recognized (years)	1.4	0.1	0.9

Additional information pertaining to restricted stock units for the thirteen weeks ended May 2, 2020 and May 4, 2019 follows:

(in thousands)	May 2, 2020	May 4, 2019
Service-based restricted stock units:
Total grant date fair value of awards granted	$12,005	$14,473
Total grant date fair value of awards vested	$11,519	$10,971

Performance-based restricted stock units:
Total grant date fair value of awards granted	$—	$5,312
Total grant date fair value of awards vested	$4,586	$—

Market-based restricted stock units:
Total grant date fair value of awards granted	$—	$4,176
Total grant date fair value of awards vested	$4,132	$511

No market-based restricted stock units were granted during the thirteen weeks ended May 2, 2020. The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the thirteen weeks ended May 4, 2019 were as follows:

May 4, 2019
Grant date market price	$25.34
Fair value	$36.24
Assumptions:
Price volatility	57%
Expected term (years)	2.9
Risk-free interest rate	2.2%
Dividend yield	3.2%
Average volatility of peer companies	40.0%
Average correlation coefficient of peer companies	0.2407

Stock appreciation rights

The following table summarizes stock appreciation rights activity for the thirteen weeks ended May 2, 2020:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (years)
Outstanding at February 1, 2020	796,725	$40.06
Granted	—	—
Exercised	—	—
Forfeited or expired	(162,475)	44.86
Outstanding at May 2, 2020	634,250	$38.84	$—	2.6
Stock appreciation rights exercisable at May 2, 2020	634,250	$38.84	$—	2.6
Stock appreciation rights expected to become exercisable in the future as of May 2, 2020	—	$—	$—	0.0

No stock appreciation rights were exercised during the thirteen weeks ended May 2, 2020. Additional information pertaining to stock appreciation rights for the thirteen weeks ended May 4, 2019 follows:

(in thousands)	May 4, 2019
Total grant date fair value of awards exercised	$2,379

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

The Company also uses foreign currency exchange forward contracts to hedge certain foreign–currency–denominated net monetary assets/liabilities. Examples of monetary assets/liabilities include cash balances, receivables and payables. Fluctuations in foreign currency exchange rates result in transaction gains or losses being recorded in earnings, as U.S. GAAP requires that monetary assets/liabilities be remeasured at the spot exchange rate at quarter–end or upon settlement. The Company has chosen not to apply hedge accounting to these instruments because there are no differences in the timing of gain or loss recognition on the hedging instruments and the hedged items.

The Company did not have any outstanding foreign currency exchange forward contracts as of May 2, 2020. The location and amounts of derivative fair values of foreign currency exchange forward contracts on the Condensed Consolidated Balance Sheet as of February 1, 2020 were as follows:

(in thousands)	Location	February 1, 2020	Location	February 1, 2020
Derivatives designated as cash flow hedging instruments	Other current assets	$1,869	Accrued expenses	$1,377
Derivatives not designated as hedging instruments	Other current assets	100	Accrued expenses	83
Total		$1,969		$1,460

The fair value of derivative instruments is valued using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

As a result of COVID–19, there was a significant change in the expected timing of previously hedged intercompany sales transactions, resulting in a dedesignation of the related hedge instruments. At the time of dedesignation of these hedges, they were in a net gain position of approximately $12.6 million. Due to the extenuating circumstances leading to dedesignation, gains associated with these hedges at the time of dedesignation are deferred in AOCL until being reclassified into cost of goods sold, exclusive of depreciation and amortization when the originally forecasted transactions occur and the hedged items affect earnings. During the thirteen weeks ended May 2, 2020 and subsequent to the dedesignation of these hedges, these hedge contracts were settled.

Information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for the thirteen weeks ended May 2, 2020 and May 4, 2019 follows:

	Thirteen Weeks Ended
(in thousands)	May 2, 2020	May 4, 2019
Gain recognized in AOCL (1)	$12,235	$2,263
Gain reclassified from AOCL into cost of sales, exclusive of depreciation and amortization (2)	$3,370	$2,541

(1)	Amount represents the change in fair value of derivative contracts.

(2)
Amount represents gain reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Loss when the hedged item affects earnings, which is when merchandise is converted to cost of sales, exclusive of depreciation and amortization.

Substantially all of the unrealized gain will be recognized in costs of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the next twelve months.

Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for the thirteen weeks ended May 2, 2020 and May 4, 2019 follows:

	Thirteen Weeks Ended
(in thousands)	May 2, 2020	May 4, 2019
Gain recognized in other operating loss (income), net	$742	$275

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

For the thirteen weeks ended May 2, 2020, the activity in accumulated other comprehensive loss was as follows:

	Thirteen Weeks Ended May 2, 2020
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 1, 2020	$(109,967)	$1,081	$(108,886)
Other comprehensive (loss) income before reclassifications	(5,399)	12,235	6,836
Reclassified gain from accumulated other comprehensive loss (1)	—	(3,370)	(3,370)
Other comprehensive (loss) income after reclassifications (2)	(5,399)	8,865	3,466
Ending balance at May 2, 2020	$(115,366)	$9,946	$(105,420)

(1)
Amount represents gain reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

(2)	No tax effect was recognized during the thirteen weeks ended May 2, 2020 due to the U.S. being a loss jurisdiction.

For the thirteen weeks ended May 4, 2019, the activity in accumulated other comprehensive loss was as follows:

	Thirteen Weeks Ended May 4, 2019
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 2, 2019	$(104,887)	$2,435	$(102,452)
Other comprehensive (loss) income before reclassifications	(2,786)	2,263	(523)
Reclassified gain from accumulated other comprehensive loss (1)	—	(2,541)	(2,541)
Tax effect	—	225	225
Other comprehensive loss after reclassifications	(2,786)	(53)	(2,839)
Ending balance at May 4, 2019	$(107,673)	$2,382	$(105,291)

(1)
Amount represents gain reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

The Company’s net sales by operating segment for the thirteen weeks ended May 2, 2020 and May 4, 2019 were as follows:

	Thirteen Weeks Ended
(in thousands)	May 2, 2020	May 4, 2019
Hollister	$273,012	$428,448
Abercrombie	212,347	305,524
Total	$485,359	$733,972

Net sales by geographic area are presented by attributing revenues to an individual country on the basis of the country in which the merchandise was sold for in-store purchases and on the basis of the shipping location provided by customers for digital orders. The Company’s net sales by geographic area for the thirteen weeks ended May 2, 2020 and May 4, 2019 were as follows:

	Thirteen Weeks Ended
(in thousands)	May 2, 2020	May 4, 2019
U.S.	$322,862	$469,658
EMEA	112,654	173,944
APAC	32,335	65,576
Other	17,508	24,794
International	$162,497	$264,314
Total	$485,359	$733,972

17. FLAGSHIP STORE EXIT (BENEFITS) CHARGES

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

The Company recognizes impacts related to the exit of its flagship stores in flagship store exit (benefits) charges on the Consolidated Statements of Operations and Comprehensive Loss. Details of the (benefits) charges incurred during the thirteen weeks ended May 2, 2020 and May 4, 2019 related to this initiative were as follows:

	Thirteen Weeks Ended
(in thousands)	May 2, 2020	May 4, 2019
Asset disposals and other store-closure costs (1)	$—	$(12)
Employee severance and other employee transition costs	(543)	1,756
Total flagship store exit (benefits) charges	$(543)	$1,744

(1)
Amounts represent costs incurred in returning the store to its original condition, including updates to previous accruals for asset retirement obligations and costs to remove inventory and store assets.

Future fixed lease payments associated with closed flagship stores are reflected within short-term and long-term operating lease liabilities on the Condensed Consolidated Balance Sheets. These payments are scheduled to be paid through the fiscal year ending January 30, 2029 (“Fiscal 2028”) and are not expected to exceed $15 million in aggregate in any fiscal year.

As the Company continues its ‘Global Store Network Optimization’ efforts, it may incur incremental charges or future cash expenditures not currently contemplated due to events that may occur as a result of, or that are associated with, previously announced flagship store closures and flagship store closures that have not yet been finalized. At this time, the Company is not able to quantify the amount of incremental charges or future cash expenditures that may take place in future periods resulting from any potential flagship store closures given the unpredictable nature of lease exit negotiations and ultimate lease renewal decisions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the Company’s Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q in “ITEM 1. FINANCIAL STATEMENTS (UNAUDITED),” to which all references to Notes in MD&A are made.

INTRODUCTION

MD&A is provided as a supplement to the accompanying Condensed Consolidated Financial Statements and notes thereto to help provide an understanding of the Company’s results of operations, financial condition, and liquidity. MD&A is organized as follows:

•	Overview. This section provides a general description of the Company’s business and certain segment information.

•
Current Trends and Outlook. This section provides a discussion related to COVID-19’s impact on the Company’s business and other certain risks and challenges, as well as a summary of the Company’s performance for the thirteen weeks ended May 2, 2020 and May 4, 2019.

•
Results of Operations. This section provides an analysis of certain components of the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss for the thirteen weeks ended May 2, 2020 and May 4, 2019.

•
Liquidity and Capital Resources. This section provides a discussion of the Company’s financial condition, changes in financial condition and liquidity as of May 2, 2020, which includes (i) an analysis of financial condition as compared to February 1, 2020; (ii) an analysis of changes in cash flows for the thirteen weeks ended May 2, 2020 as compared to the thirteen weeks ended May 4, 2019; and (iii) an analysis of liquidity, including a discussion related to preserving liquidity during COVID-19, the availability under credit facilities, the Company’s share repurchase and dividend programs, and outstanding debt and covenant compliance.

•
Recent Accounting Pronouncements. The recent accounting pronouncements the Company has adopted or is currently evaluating, including the dates of adoption and/or expected dates of adoption, and anticipated effects on the Company’s Condensed Consolidated Financial Statements, are discussed, as applicable.

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

The COVID-19 pandemic poses various risks to the Company, certain of which are detailed throughout the disclosures under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2019. Any one of these risks, or a combination of risks could result in further adverse impacts on the Company’s business, results of operations, financial condition and cash flows. In addition, the following factors, categorized by the primary nature of the associated risk, including the disclosures under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2019, in some cases have affected and in the future could affect the Company’s financial performance and cause actual results for Fiscal 2020 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management:

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

Legal, tax, regulatory and compliance risks include:

•	Fluctuations in our tax obligations and effective tax rate may result in volatility in our results of operations and could have a material adverse impact on our business;

•	Our litigation exposure, or any securities litigation and shareholder activism, could have a material adverse impact on our business;

•	Failure to adequately protect our trademarks could have a negative impact on our brand image and limit our ability to penetrate new markets which could have a material adverse impact on our business;

•	Changes in the regulatory or compliance landscape could have a material adverse impact on our business; and

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

Due to the seasonal nature of the retail apparel industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year and the Company could have significant fluctuations in certain asset and liability accounts. The Company historically experiences its greatest sales activity during the fall season, the third and fourth fiscal quarters, due to Back-to-School and Holiday sales periods, respectively.

CURRENT TRENDS AND OUTLOOK

COVID-19

As a result of COVID 19, in January 2020, we began to experience business disruptions in the APAC region, including the temporary closure of stores in China and the surrounding area, modified operating hours in certain stores that remained open, and a decline in traffic. In late February 2020, the situation escalated as the scope of COVID-19 worsened beyond the APAC region, with the U.S. and the EMEA region experiencing significant outbreaks. In March 2020, the COVID-19 outbreak was declared to be a global pandemic by the World Health Organization. In response to COVID-19, certain governments have imposed travel restrictions and local statutory quarantines and we have recommended associates who are able to perform their role remotely to do so. We are reacting to the COVID-19 situation on a daily basis, including by conforming to local government guidance and monitoring developments in government legislation or other government actions in response to the COVID-19 outbreak.

In mid-March 2020, with the well-being of our customers, associates and business partners in mind, we temporarily closed our Company-operated stores across brands in North America and the EMEA region. We began to reopen these stores on a rolling basis beginning in late April 2020. We have experienced sales productivity for reopened stores of approximately 80% and 60% for the U.S. and the EMEA region, respectively, since their reopenings as compared to last year’s levels. The majority of our stores in the APAC region have reopened, although many with temporarily reduced operating hours. We plan to follow the guidance of local governments to determine when we can reopen remaining stores and to evaluate whether further store closures will be necessary. As of June 5, 2020, approximately 58% of Company-operated stores were open.

We are following guidance from government and health authorities, and complying with the requirements, to put a range of precautionary measures in place, including:

•	Requiring associates to use face coverings;

•	Encouraging or requiring customers to use face coverings, in accordance with local government direction;

•	Conducting associate wellness checks in accordance with local government direction;

•	Enhancing cleaning routines;

•	Implementing various measures to encourage social distancing, including managing occupancy limits;

•	Installing plexiglass barriers at checkout in some locations;

•	Encouraging contactless payment options, where available;

•	Opening fitting rooms where permissible, with additional cleaning and social distancing procedures;

•	Reducing hours in select locations;

•	Removing returned merchandise from the sales floor for a period of time; and

•	Continuing to offer in-store pickups for online orders at certain locations when selected during the online checkout.

Our robust digital operations across brands have continued to serve our customers during this unprecedented period of temporary store closures as our distribution centers implemented enhanced cleaning and social distancing measures in order to remain operational. We experienced 25% digital sales growth for the first quarter of Fiscal 2020 as compared to the first quarter of Fiscal 2019, with month-over-month acceleration in digital sales growth since temporary store closures were enacted in mid-March. This growth has further accelerated in May. Despite the recent strength in digital sales, we have historically generated the majority of our revenue through stores and there can be no assurance that the current performance in the digital channel will continue.

We are focused on managing inventories and the impacts COVID-19 has had, and continues to have, on our global supply chain, including potential disruptions of product deliveries. We source the majority of our merchandise outside of the U.S. through arrangements with vendors primarily located in southeast Asia. In order to complete production, these vendors’ manufacturing factories are dependent on raw materials from fabric mills that are primarily located in the APAC region. We continue to collaborate with our third-party partners to mitigate significant delays in delivery of merchandise as certain factories are operating at a limited capacity. During the first quarter of Fiscal 2020, we reduced certain orders that were not already in production, delayed and recadenced deliveries and implemented various strategies to tightly manage inventories, including utilizing our ship-from-store capabilities in select locations to unlock in-store inventory.

We remain committed to, and confident in, our long-term vision and continue to evaluate opportunities to make progress against our key transformation initiatives while balancing the near-term challenges and unprecedented uncertainty presented by COVID-19. Our progress executing against the following key transformation initiatives has created the foundation to allow us to quickly respond to COVID-19:

•	Optimizing our global store network;

•	Enhancing digital and omnichannel capabilities;

•
Increasing the speed and efficiency of our concept-to-customer product life cycle by further investing in capabilities to position our supply chain for greater speed, agility and efficiency, while leveraging data and analytics to offer the right product at the right time and the right price; and

•	Improving our customer engagement through loyalty programs and marketing optimization.

We entered this period of uncertainty with a healthy liquidity position and have taken and continue to take immediate, aggressive and prudent actions, including reevaluating all expenditures, to balance our short and long-term liquidity needs, in order to best position the business for our key stakeholders. We have taken and continue to take various actions to preserve liquidity and manage cash flows, including, but not limited to:

•	Partnering with merchandise and non-merchandise vendors in regards to payment terms;

•	Reducing and recadencing inventory receipts to better align inventory with expected market demand;

•	Reducing expenses to better align operating costs with sales;

•	Implementing various compensation actions related to our store and corporate associates, as well as our non-associate directors;

•	Borrowing $210.0 million under our Amended ABL Facility in March 2020 to improve our cash position;

•	Withdrawing $50.0 million from the overfunded Rabbi Trust assets in March 2020, which represented the majority of excess funds; and

•
Suspending our share repurchase program in March 2020 and suspending the dividend program in May 2020. We believe these suspensions to be temporary and plan to review throughout the year to determine, in light of facts and circumstances at that time, whether and when to reinstate these programs.

As of May 2, 2020 we had liquidity of $763.4 million as compared to $913.8 million as of February 1, 2020.

We have seen, and may continue to see, material adverse impacts as a result of COVID-19. Current circumstances are dynamic and future impacts, including the duration and impact on overall customer demand, are uncertain.

It is possible that our preparations for the events listed above are not adequate to mitigate their impact, and that these events could further adversely affect our business and results of operations. For discussion of significant risks that have the potential to cause our actual results to differ materially from our expectations, refer to the disclosures under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2019.

United Kingdom’s withdrawal from the European Union (“Brexit”)

In June 2016, the United Kingdom passed a referendum to recommend withdrawing from the European Union. Although the United Kingdom left the European Union in January 2020, the final terms of the United Kingdom’s withdrawal remain unclear. We believe that this referendum and the uncertainty surrounding the terms of the United Kingdom’s withdrawal adversely impacted international sales results in Fiscal 2019, with decreased traffic and declining values of the Euro and British Pound as compared to the U.S. Dollar over Fiscal 2018.

Upon withdrawal from the Europe Union in January 2020, the United Kingdom entered a transition period during which there will be on-going negotiations. During this transition period, the United Kingdom’s existing trading relationship with the European Union will remain in place and it will continue to follow the European Union's rules. It is not clear at this time what, if any, agreements will be reached by the current December 31, 2020 transition period deadline, or the impact that COVID-19 may have on the negotiation timeline.

There is continued uncertainty related to the impact on consumer behavior, trade relations, economic conditions, foreign currency exchange rates and the free movement of goods, services, people and capital between the United Kingdom and the European Union during this time of transition. The United Kingdom’s withdrawal from the European Union could also adversely impact other areas of our business, including, but not limited to, an increase in duties and delays in the delivery of merchandise from our Netherlands distribution center to our customers in the United Kingdom if trade barriers materialize. The United Kingdom’s withdrawal from the European Union could also adversely impact the operations of our vendors and of our other third-party partners.

In order to mitigate the risks associated with the United Kingdom’s withdrawal from the European Union, our team is: collaborating across the organization and testing our systems; working with external partners to develop contingency plans for potential adverse impacts; and taking actions to reduce, to the extent possible, the potential impact of any incremental duty exposure. It is possible that our preparations for the events listed above are not adequate to mitigate their impact, and that these events could further adversely affect our business and results of operations. For discussion of significant risks that have the potential to cause our actual results to differ materially from our expectations, refer to the disclosures under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2019.

Global Store Network Optimization

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

For context, at the beginning of Fiscal 2019, we had 19 flagship stores, and as of the end of the first quarter of Fiscal 2020, we had 15 flagship stores. Details related to recently closed flagship stores are as follows:

Brand (1)	Flagship location	Timing of store closure
Abercrombie & Fitch	Pedder Street, Hong Kong Special Administrative Region, China	First quarter of Fiscal 2017
Abercrombie & Fitch	Copenhagen, Denmark	First quarter of Fiscal 2019
Hollister	SoHo, New York City, U.S.	Second quarter of Fiscal 2019
Abercrombie	Milan, Italy	Fourth quarter of Fiscal 2019
abercrombie kids (2)	London, United Kingdom	Fourth quarter of Fiscal 2019

(1)
Abercrombie includes the Abercrombie & Fitch and abercrombie kids brands and, when used in the table above, signifies a location with an abercrombie kids carveout within an Abercrombie & Fitch store that would be represented as a single store count.

(2)	The abercrombie kids store in London will be converted to corporate office space and the location will be utilized as our EMEA regional headquarters.

Additional details related to store count and gross square footage are as follows:

	Hollister (1)		Abercrombie (2)		Total Company
	U.S.	International	U.S.	International	U.S.	International	Total
Number of stores:
February 1, 2020	391	155	256	52	647	207	854
New	—	—	1	1	1	1	2
Permanently closed	(1)	(2)	(4)	—	(5)	(2)	(7)
May 2, 2020	390	153	253	53	643	206	849
New	1	1	—	2	1	3	4
Permanently closed	(5)	—	(1)	—	(6)	—	(6)
June 5, 2020	386	154	252	55	638	209	847
Number of stores currently open (3)	215	103	137	39	352	142	494
Percent of stores currently open (3)	56%	67%	54%	71%	55%	68%	58%
Gross square footage (in thousands):
May 2, 2020	2,594	1,244	1,812	615	4,406	1,859	6,265

(1)
Locations with Gilly Hicks carveouts within Hollister stores are represented as a single store count. Excludes 10 international franchise stores as of May 2, 2020 and nine as of February 1, 2020. Excludes 14 Company-operated temporary stores as of May 2, 2020 and 16 as of February 1, 2020.

(2)
Abercrombie includes the Company's Abercrombie & Fitch and abercrombie kids brands. Locations with abercrombie kids carveouts within Abercrombie & Fitch stores are represented as a single store count. Excludes eight international franchise stores as of May 2, 2020 and seven as of February 1, 2020. Excludes four Company-operated temporary stores as of May 2, 2020 and eight as of February 1, 2020.

(3)
In response to COVID-19, the Company temporarily closed certain of its Company-operated stores. These figures relate to the number of stores open as of June 5, 2020. Stores that have reopened after being temporarily closed as a result of the COVID-19 pandemic may reflect modified operating hours.

Summary of results

A summary of results for the thirteen weeks ended May 2, 2020 and May 4, 2019 follows:

	GAAP		Non-GAAP (1)
(in thousands, except change in net sales, gross profit rate, operating margin and per share amounts)	May 2, 2020	May 4, 2019	May 2, 2020	May 4, 2019
Thirteen Weeks Ended
Net sales	$485,359	$733,972
Change in net sales	(33.9)%	0.4%
Gross profit rate	54.4%	60.5%
Operating loss	$(209,127)	$(27,258)	$(166,199)	$(27,258)
Operating loss margin	(43.1)%	(3.7)%	(34.2)%	(3.7)%
Net loss attributable to A&F	$(244,148)	$(19,155)	$(205,652)	$(19,155)
Net loss per diluted share attributable to A&F	$(3.90)	$(0.29)	$(3.29)	$(0.29)

(1)	Discussion as to why the Company believes that these non-GAAP financial measures are useful to investors is provided below under “NON-GAAP FINANCIAL MEASURES.”

Certain components of the Company’s Condensed Consolidated Balance Sheets as of May 2, 2020 and February 1, 2020 were as follows:

(in thousands)	May 2, 2020	February 1, 2020
Cash and equivalents	$703,989	$671,267
Gross short-term borrowings outstanding, carrying amount	$210,000	$—
Gross long-term borrowings outstanding, carrying amount	$233,250	$233,250
Inventories	$426,594	$434,326

Certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirteen week periods ended May 2, 2020 and May 4, 2019 were as follows:

(in thousands)	May 2, 2020	May 4, 2019
Net cash used for operating activities	$(90,776)	$(71,316)
Purchases of property and equipment	$(46,990)	$(43,872)
Purchases of Common Stock	$(15,172)	$—
Dividends paid	$(12,556)	$(13,246)
Proceeds from Amended ABL Facility borrowings	$210,000	$—

RESULTS OF OPERATIONS

Net sales

The Company’s net sales by operating segment for the thirteen weeks ended May 2, 2020 and May 4, 2019 were as follows:

	Thirteen Weeks Ended
(in thousands)	May 2, 2020	May 4, 2019	$ Change	% Change
Hollister	$273,012	$428,448	$(155,436)	(36)%
Abercrombie (1)	212,347	305,524	(93,177)	(30)%
Total	$485,359	$733,972	$(248,613)	(34)%

(1)	Includes Abercrombie & Fitch and abercrombie kids brands.

Net sales by geographic area are presented by attributing revenues to an individual country on the basis of the country in which the merchandise was sold for in-store purchases and the shipping location provided by customers for digital orders. The Company’s net sales by geographic area for the thirteen weeks ended May 2, 2020 and May 4, 2019 were as follows:

	Thirteen Weeks Ended
(in thousands)	May 2, 2020	May 4, 2019	$ Change	% Change
U.S.	$322,862	$469,658	$(146,796)	(31)%
EMEA	112,654	173,944	(61,290)	(35)%
APAC	32,335	65,576	(33,241)	(51)%
Other	17,508	24,794	(7,286)	(29)%
International	$162,497	$264,314	$(101,817)	(39)%
Total	$485,359	$733,972	$(248,613)	(34)%

For the first quarter of Fiscal 2020, net sales decreased 34% as compared to the first quarter of Fiscal 2019, primarily due to a decrease in units sold driven by temporary store closures across brands in response to COVID-19. Lost sales from temporary store closures were partially offset by approximately 25% digital sales growth.

Average unit retail decreased year-over-year, driven by strategic and targeted promotions in response to the current retail environment, with changes in foreign currency exchange rates adversely impacting net sales by $7 million, or 1%. Excluding the adverse impact of changes in foreign currency exchange rates, net sales for the first quarter of Fiscal 2020 decreased 33% as compared to the first quarter of Fiscal 2019.

Cost of sales, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	May 2, 2020		May 4, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Cost of sales, exclusive of depreciation and amortization	$221,214	45.6%	$289,882	39.5%	610

(1)	The estimated basis point (“BPS”) change has been rounded based on the change in the percentage of net sales.

For the first quarter of Fiscal 2020, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 610 basis points as compared to the first quarter of Fiscal 2019. Current year results reflect the adverse impacts of approximately $15 million, or 300 basis points, of charges to reduce the carrying value of inventory, primarily as a result of the continued effects of COVID-19. The remainder of the year-over-year decline is primarily attributable to decreased average unit retail due to strategic and targeted promotions in response to the current retail environment without a corresponding decrease in average unit cost and an adverse impact from changes in foreign currency exchange rates of approximately 30 basis points.

Gross profit

	Thirteen Weeks Ended
	May 2, 2020		May 4, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Gross profit	$264,145	54.4%	$444,090	60.5%	(610)

(1)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

Gross profit is derived from net sales less cost of sales, exclusive of depreciation and amortization.

Stores and distribution expense

	Thirteen Weeks Ended
	May 2, 2020		May 4, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Stores and distribution expense	$322,124	66.4%	$356,612	48.6%	1,780

(1)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

For the first quarter of Fiscal 2020, stores and distribution expense decreased 10% as compared to the first quarter of Fiscal 2019, primarily driven by a $28 million reduction in payroll expense driven by temporary store closures in response to COVID-19, net of a benefit of $9 million related to expected government subsidies in certain jurisdictions where the Company qualifies. The Company also experienced a $14 million reduction in store occupancy expense driven by temporary store closures in response to COVID-19. These reductions in expense were partially offset by a $9 million increase in shipping and handling expense related to 25% growth in digital sales year-over-year.

For the first quarter of Fiscal 2020, stores and distribution expense as a percentage of net sales increased by approximately 1,780 basis points as compared to the first quarter of Fiscal 2019, primarily due to the deleverage associated with lost sales from temporary store closures in response to COVID-19.

Marketing, general and administrative expense

	Thirteen Weeks Ended
	May 2, 2020		May 4, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Marketing, general and administrative expense	$108,257	22.3%	$111,947	15.3%	700

(1)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

For the first quarter of Fiscal 2020, marketing, general and administrative expense decreased 3% as compared to the first quarter of Fiscal 2019, primarily driven by reductions in certain expenses related to the Company’s transformation initiatives and a decrease in marketing expense.

For the first quarter of Fiscal 2020, marketing, general and administrative expense as a percentage of net sales increased by approximately 700 basis points as compared to the first quarter of Fiscal 2019 primarily due to the deleverage associated with lost sales from temporary store closures in response to COVID-19.

Flagship store exit (benefits) charges

	Thirteen Weeks Ended
	May 2, 2020		May 4, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Flagship store exit (benefits) charges	$(543)	(0.1)%	$1,744	0.2%	(30)

(1)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

Refer to Note 17, “FLAGSHIP STORE EXIT (BENEFITS) CHARGES.”

Asset impairment, exclusive of flagship store exit charges

	Thirteen Weeks Ended
	May 2, 2020		May 4, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Asset impairment, exclusive of flagship store exit charges	$42,928	8.8%	$1,662	0.2%	860
Excluded items:
Asset impairment charges (2)	(42,928)	(8.8)%	—	0.0%	(890)
Adjusted non-GAAP asset impairment, exclusive of flagship store exit charges	$—	0.0%	$1,662	0.2%	(30)

(1)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

(2)	Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Refer to Note 9, “ASSET IMPAIRMENT.”

Other operating loss (income), net

	Thirteen Weeks Ended
	May 2, 2020		May 4, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Other operating (loss) income, net	$(506)	(0.1)%	$617	0.1%	20

(1)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

Operating loss

	Thirteen Weeks Ended
	May 2, 2020		May 4, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Operating loss	$(209,127)	(43.1)%	$(27,258)	(3.7)%	(3,940)
Excluded items:
Asset impairment charges (2)	42,928	8.8%	—	0.0%	890
Adjusted non-GAAP operating loss	$(166,199)	(34.2)%	$(27,258)	(3.7)%	(3,050)
Adverse impact from changes in foreign currency exchange rates	—	0.0%	(3,115)	(0.4)%	50
Adjusted non-GAAP operating loss on a constant currency basis (2)	$(166,199)	(34.2)%	$(30,373)	(4.2)%	(3,000)

(1)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

(2)	Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Interest expense, net

	Thirteen Weeks Ended
	May 2, 2020		May 4, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Interest expense	$5,073	1.0%	$4,532	0.6%	40
Interest income	(1,702)	(0.4)%	(3,916)	(0.5)%	10
Interest expense, net	$3,371	0.7%	$616	0.1%	60

(1)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

For the first quarter of Fiscal 2020, interest expense, net increased $2.8 million as compared to the first quarter of Fiscal 2019. The year-over-year increase in interest expense, net, is primarily due to lower interest income earned on the Company’s investments and cash holdings and an increase in interest expense related to certain of the Company’s long-term obligations.

Income tax expense (benefit)

	Thirteen Weeks Ended
	May 2, 2020		May 4, 2019
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense (benefit)	$31,533	(14.8)%	$(9,588)	34.4%
Excluded items:
Tax effect of pre-tax excluded items (1)	4,432		—
Adjusted non-GAAP income tax expense (benefit)	$35,965	(21.2)%	$(9,588)	34.4%

(1)
The tax effect of pre-tax excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis. Refer to “Operating loss” for details of pre-tax excluded items.

The Company’s effective tax rate for the first quarter of Fiscal 2020 was adversely impacted by $90.9 million of adverse tax impacts, ultimately giving rise to income tax expense on a consolidated pre-tax loss and adversely impacting first quarter of Fiscal 2020 net loss per diluted share by $1.45. These adverse tax impacts are as follows:

•
The Company did not recognize income tax benefits on $212.0 million of pre-tax losses generated in the first quarter of Fiscal 2020 in certain jurisdictions as the Company currently anticipates pre-tax losses in these jurisdictions for the fiscal year, resulting in adverse tax impacts of $56.6 million.

•
The Company recognized discrete charges of $34.3 million related to the establishment of valuation allowances and other tax charges in certain jurisdictions, including, but not limited to Switzerland, Germany and the U.S. principally as a result of the significant adverse impacts of COVID-19.

Refer to Note 11, “INCOME TAXES.”

Net loss attributable to A&F

	Thirteen Weeks Ended
	May 2, 2020 (1)		May 4, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (2)
Net loss attributable to A&F	$(244,148)	(50.3)%	$(19,155)	(2.6)%	(4,770)
Excluded items, net of tax (3)	38,496	7.9%	—	0.0%	790
Adjusted non-GAAP net loss attributable to A&F	$(205,652)	(42.4)%	$(19,155)	(2.6)%	(3,980)

(1)	Results for the first quarter of Fiscal 2020 reflect adverse tax impacts of $90.9 million, or $1.45 per diluted share, related to valuation allowances on deferred tax assets and other tax charges.

(2)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

(3)	Excluded items presented above under “Operating loss,” and “Income tax expense (benefit).”

Net loss per diluted share attributable to A&F

	Thirteen Weeks Ended
	May 2, 2020 (1)	May 4, 2019	$ Change
Net loss per diluted share attributable to A&F	$(3.90)	$(0.29)	$(3.61)
Excluded items, net of tax (2)	0.62	—	0.62
Adjusted non-GAAP net loss per diluted share attributable to A&F	$(3.29)	$(0.29)	$(3.00)
Adverse impact from changes in foreign currency exchange rates	—	(0.03)	0.03
Adjusted non-GAAP net loss per diluted share attributable to A&F on a constant currency basis	$(3.29)	$(0.32)	$(2.97)

(1)	Results for the first quarter of Fiscal 2020 reflect adverse tax impacts of $90.9 million, or $1.45 per diluted share, related to valuation allowances on deferred tax assets and other tax charges.

(2)	Excluded items presented above under “Operating loss,” and “Income tax expense (benefit).”

LIQUIDITY AND CAPITAL RESOURCES

Overview

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

The Company had cash and equivalents of $704.0 million and $671.3 million as of May 2, 2020 and February 1, 2020, respectively. As of May 30, 2020, subsequent to the end of the first quarter of Fiscal 2020, the Company had cash and equivalents of approximately $730 million.

Primary sources of cash

The Company’s business has two principal selling seasons: the spring season, which includes the first and second fiscal quarters (“Spring”) and the fall season, which includes the third and fourth fiscal quarters (“Fall”). The Company generally experiences its greatest sales activity during the Fall season, due to the back-to-school and holiday sales periods. The Company relies on excess operating cash flows, which are largely generated in Fall, to fund operations throughout the year and to reinvest in the business to support future growth. The Company also has an asset-based senior secured revolving credit facility available as a source of additional funding.

As a precautionary measure in response to COVID-19, in March 2020, the Company borrowed $210 million under the asset-based revolving credit facility to improve its cash position and withdrew the majority of excess funds from the overfunded Rabbi Trust assets, providing the Company with $50 million of additional cash.

As of May 2, 2020, the Company had remaining availability under the Amended ABL Facility of $89.4 million, net of $0.8 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the Amended ABL Facility, actual incremental borrowing available to the Company under the Amended ABL Facility was approximately $59.4 million as of May 2, 2020.

Primary uses of cash

Over the next twelve months, the Company expects its primary cash requirements to be towards funding operating activities, including the acquisition of inventory, and obligations related to compensation, leases and any lease buyouts or modifications it may exercise, taxes and other operating activities. The Company entered this period of uncertainty with a healthy liquidity position and has taken and continues to take immediate, aggressive and prudent actions, including reevaluating all expenditures, in order to balance the Company’s short and long-term liquidity needs and best position the business for key stakeholders.

The Company also evaluates opportunities for investments in line with its key transformation initiatives that have positioned the business to quickly respond to the COVID-19 pandemic and strives to invest in projects that have high expected returns. These improvements may include new store experiences or investments in its omnichannel initiatives or loyalty programs. In addition, the Company evaluates store closures, including flagship lease buyouts and options to early terminate store leases. Historically, the Company has utilized free cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as digital and omnichannel investments, information technology, and other projects. Total capital expenditures for Fiscal 2020 are expected to be approximately $100 million, of which approximately $47 million occurred during the first quarter of Fiscal 2020.

At times, the Company may utilize excess liquidity, towards debt service requirements, including voluntary debt prepayments, or required repayments, if any, based on annual excess cash flows, as defined in the term loan credit agreement applicable to the Term Loan Facility.

Share repurchases and dividends

In response to COVID-19, in March 2020, the Company announced that it has temporarily suspended its share repurchase program and in May 2020, the Company announced that it has temporarily suspended its dividend program, in order to preserve liquidity and maintain financial flexibility. The Company will review these temporary suspensions throughout the year to determine, in light of facts and circumstances at that time, whether and when to reinstate these programs.

Dividends are declared at the discretion of A&F’s Board of Directors. A quarterly dividend, of $0.20 per share outstanding, was declared in February for Fiscal 2020 and in each of February, May, August and November in Fiscal 2019 and Fiscal 2018. Dividends were paid in March for Fiscal 2020, and each of March, June, September and December in Fiscal 2019 and Fiscal 2018. A&F’s Board of Directors reviews the dividend on a quarterly basis and establishes the dividend amount based on A&F’s financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors, including the potential severity of impacts to the business resulting from COVID-19 and any restrictions related to the Company’s Credit

Facilities. There can be no assurance that the Company will reinstate its dividend program in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

Historically, the Company has repurchased shares of its Common Stock from time to time, dependent on market and business conditions, with the primary objective to offset dilution from issuances of Common Stock associated with the exercise of employee stock appreciation rights and the vesting of restricted stock units. Shares repurchased may be in the open market, including pursuant to any trading plans established in accordance with Rule 10b5-1 of the Exchange Act, through privately negotiated transactions or other transactions or by a combination of such methods. Refer to “ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS” for additional information regarding the Company’s share repurchases during the first quarter of Fiscal 2020 made prior to the temporary suspension of the share repurchase program, as well as for the number of shares remaining available for purchase under the Company’s June 2019 publicly announced stock repurchase authorization.

Credit facilities

On August 7, 2014, the Company, through its subsidiary Abercrombie & Fitch Management Co. (“A&F Management”) as the lead borrower (with A&F and certain other subsidiaries as borrowers or guarantors), entered into an asset-based senior secured revolving credit agreement. On October 19, 2017, the Company, through its subsidiary A&F Management, entered into a Second Amendment to Credit Agreement (the “ABL Second Amendment”), amending and extending the maturity date of the asset-based revolving credit agreement. As amended, the asset-based senior secured revolving credit agreement continues to provide for a senior secured credit facility of up to $400 million (the “Amended ABL Facility”).

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

As of May 2, 2020, the Company had approximately $210.0 million in gross borrowings outstanding under the Amended ABL Facility at an interest rate of 1.82%. The Amended ABL Facility matures on October 19, 2022. As of May 2, 2020, the Company had remaining availability under the Amended ABL Facility of $89.4 million, net of $0.8 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the Amended ABL Facility, actual incremental borrowing available to the Company under the Amended ABL Facility was approximately $59.4 million as of May 2, 2020.

As of May 2, 2020, the Company had approximately $233.3 million in gross borrowings outstanding under the Term Loan Facility at an interest rate of 4.50%. The Term Loan Facility matures on August 7, 2021.

The Credit Facilities are further described in Note 12, “BORROWINGS.”

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

As of May 2, 2020, $285.1 million of the Company’s $704.0 million of cash and equivalents was held by foreign affiliates. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or pay dividends, if any, to A&F’s stockholders.

The Company’s income taxes are further described in Note 11, “INCOME TAXES.”

Analysis of cash flows

The table below provides certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 2, 2020 and May 4, 2019:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
(in thousands)
Cash and equivalents, and restricted cash and equivalents, beginning of period	$692,264	$745,829
Net cash used for operating activities	(90,776)	(71,316)
Net cash used for investing activities	(46,990)	(43,872)
Net cash provided by (used) for financing activities	171,668	(20,322)
Effect of foreign currency exchange rates on cash	(3,891)	(2,638)
Net increase (decrease) in cash and equivalents, and restricted cash and equivalents	30,011	(138,148)
Cash and equivalents, and restricted cash and equivalents, end of period	$722,275	$607,681

Operating activities - The year-over-year change in cash flow associated with operating activities was primarily due to lower cash receipts as a result of a 34% decrease in net sales from last year driven by temporary store closures in response to COVID-19 during the first quarter of Fiscal 2020. This decrease in cash receipts was partially mitigated by actions taken by the Company during the first quarter of Fiscal 2020 to preserve liquidity and manage cash flows including (i) partnering with merchandise and non-merchandise vendors in regards to payment terms; (ii) reducing and recadencing inventory receipts to better align inventory with expected market demand; (iii) significantly reducing expenses to better align operating costs with sales; and (iv) implementing various compensation actions related to the Company’s store and corporate associates, as well as A&F’s non-associate directors. In addition, during the first quarter of Fiscal 2020, the Company withdrew the majority of excess funds from the overfunded Rabbi Trust assets as a precautionary measure in response to COVID-19, providing the Company with $50 million of additional cash.

Investing activities - For the thirteen weeks ended May 2, 2020, net cash outflows for investing activities were used for capital expenditures of $47.0 million as compared to $43.9 million for the thirteen weeks ended May 4, 2019. Based on actions taken to preserve liquidity and manage cash flows in light of the COVID-19 pandemic, the Company expects capital expenditures for Fiscal 2020 to be approximately $100 million as compared to $203 million of capital expenditures in Fiscal 2019.

Financing activities - For the thirteen weeks ended May 2, 2020, net cash provided by financing activities primarily consisted of $210.0 million in proceeds from the Amended ABL Facility, partially offset by share repurchases made and dividends declared prior to the Company’s decision to temporarily suspend its share repurchase and dividend programs to increase financial flexibility in light of COVID-19 of approximately $27.7 million in aggregate. For the thirteen weeks ended May 4, 2019, net cash used for financing activities consisted primarily of dividend payments of $13.2 million.

Off-balance sheet arrangements

As of May 2, 2020, the Company did not have any material off-balance sheet arrangements.

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

Other than the Company’s short-term draw on the Amended ABL Facility of $210 million in March 2020 to increase its cash position and enhance liquidity in light of the uncertainty surrounding the impact of COVID-19, there have been no material changes during the thirteen weeks ended May 2, 2020, in the contractual obligations as of February 1, 2020, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

RECENT ACCOUNTING PRONOUNCEMENTS

The Company describes its significant accounting policies in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2019. The Company reviews recent accounting pronouncements on a quarterly basis and has excluded discussion of those not applicable to the Company and those that did not have, or are not expected to have, a material impact on the Company’s consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company describes its critical accounting policies and estimates in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” of A&F’s Annual Report on Form 10-K for Fiscal 2019. There have been no significant changes in critical accounting policies and estimates since the end of Fiscal 2019.

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

Store assets that were tested for impairment as of May 2, 2020 and not impaired, had long-lived assets with a net book value of $121.8 million, which included $110.0 million of operating lease right-of-use assets as of May 2, 2020.

Store assets that were previously-impaired as of May 2, 2020, had a remaining net book value of $164.4 million, which included $151.3 million of operating lease right-of-use assets, as of May 2, 2020.

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q includes discussion of certain financial measures on both a GAAP and a non-GAAP basis. The Company believes that each of the non-GAAP financial measures presented in this “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” is useful to investors as it provides a meaningful basis to evaluate the Company’s operating performance excluding the effect of certain items that the Company believes do not reflect its future operating outlook, such as certain asset impairment charges related to the Company’s flagship stores and significant impairments primarily attributable to the COVID-19 pandemic, therefore supplementing investors’ understanding of comparability of operations across periods. Management used these non-GAAP financial measures during the periods presented to assess the Company’s performance and to develop expectations for future operating performance. These non-GAAP financial measures should be used as a supplement to, and not as an alternative to, the Company’s GAAP financial results, and may not be calculated in the same manner as similar measures presented by other companies.

Comparable sales

At times, the Company provides comparable sales, defined as the year-over-year percentage change in the aggregate of (1) sales for stores that have been open as the same brand at least one year and whose square footage has not been expanded or reduced by more than 20% within the past year, with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations, and (2) digital sales with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations. Comparable sales exclude revenue other than store and digital sales. Management uses comparable sales to understand the drivers of year-over-year changes in net sales as well as a performance metric for certain performance-based restricted stock units. The Company believes comparable sales is a useful metric as it can assist investors in distinguishing the portion of the Company’s revenue attributable to existing locations from the portion attributable to the opening or closing of stores. The most directly comparable GAAP financial measure is change in net sales. In light of store closures related to COVID-19, the Company has not disclosed comparable sales for the first quarter of Fiscal 2020.

Excluded items

The following financial measures are disclosed on a GAAP and on an adjusted non-GAAP basis excluding the following items, as applicable:

Financial measures (1)	Excluded items
Asset impairment, exclusive of flagship store exit charges	Certain asset impairment charges
Operating loss	Certain asset impairment charges
Income tax expense (benefit) (2)	Tax effect of pre-tax excluded items
Net loss and net loss per share attributable to A&F (2)	Pre-tax excluded items and the tax effect of pre-tax excluded items

(1)	Certain of these financial measures are also expressed as a percentage of net sales.

(2)	The tax effect of excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis.

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

A reconciliation of financial metrics on a constant currency basis to GAAP for the thirteen weeks ended May 2, 2020 and May 4, 2019 follows:

(in thousands, except change in net sales, gross profit rate, operating margin and per share data)	Thirteen Weeks Ended
Net sales	May 2, 2020	May 4, 2019	% Change
GAAP	$485,359	$733,972	(34)%
Adverse impact from changes in foreign currency exchange rates	—	(6,824)	1%
Non-GAAP on a constant currency basis	$485,359	$727,148	(33)%
Gross profit	May 2, 2020	May 4, 2019	BPS Change (1)
GAAP	$264,145	$444,090	(610)
Adverse impact from changes in foreign currency exchange rates	—	(6,048)	30
Non-GAAP on a constant currency basis	$264,145	$438,042	(580)
Operating loss	May 2, 2020	May 4, 2019	BPS Change (1)
GAAP	$(209,127)	$(27,258)	(3,940)
Excluded items (2)	(42,928)	—	(890)
Adjusted non-GAAP	$(166,199)	$(27,258)	(3,050)
Adverse impact from changes in foreign currency exchange rates	—	(3,115)	50
Adjusted non-GAAP on a constant currency basis	$(166,199)	$(30,373)	(3,000)
Net loss per diluted share attributable to A&F (3)	May 2, 2020	May 4, 2019	$ Change
GAAP	$(3.90)	$(0.29)	$(3.61)
Excluded items, net of tax (2)	(0.62)	—	(0.62)
Adjusted non-GAAP	$(3.29)	$(0.29)	$(3.00)
Adverse impact from changes in foreign currency exchange rates	—	(0.03)	0.03
Adjusted non-GAAP on a constant currency basis	$(3.29)	$(0.32)	$(2.97)

(1)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

(2)	Excluded items this year consist of pre-tax store asset impairment charges of $42.9 million and the tax effect of pre-tax excluded items.

(3)
Net loss per diluted share for the thirteen weeks ended May 2, 2020 reflects adverse tax impacts of $90.9 million, or $1.45 per diluted share, related to valuation allowances on deferred tax assets and other tax charges.

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

The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.6 million for the thirteen weeks ended May 2, 2020 and $0.8 million for the thirteen weeks ended May 4, 2019, which are recorded in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Rabbi Trust assets are included in other assets on the Condensed Consolidated Balance Sheets as of May 2, 2020 and February 1, 2020, and are restricted in their use as noted above.

INTEREST RATE RISK

As of May 2, 2020, the Company had approximately $233.3 million in long-term gross borrowings outstanding under the Term Loan Facility and approximately $210.0 million in short-term gross borrowings outstanding under the Amended ABL Facility.

The Credit Facilities carry interest rates that are tied to the LIBO rate, or an alternate base rate, plus a margin. The interest rate on the Term Loan Facility has a 100 basis point LIBO rate floor which was applicable as of May 2, 2020. An increase of 100 basis points to the underlying LIBO rate as of May 2, 2020 would increase the Fiscal 2020 annual interest expense on borrowings under the Term Loan Facility and Amended ABL Facility by approximately $3.7 million.

This hypothetical analysis for Fiscal 2020 may differ from the actual change in interest expense due to actual interest rate terms and limitations described within the Credit Facility agreements and potential changes in interest rates and gross borrowings outstanding under the Company’s Credit Facilities. The expected transition from the widespread use of LIBO rate to alternative rates over the next several years is not expected to have a material impact on interest expense on borrowings outstanding under the Company’s Credit Facilities.

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

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair values would be expected to be largely offset by the net change in fair values of the underlying hedged items.

The Company has no outstanding foreign currency exchange contracts as of May 2, 2020. Refer to Note 14, “DERIVATIVE INSTRUMENTS,” for the fair value of outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of February 1, 2020.

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended May 2, 2020. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of May 2, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended May 2, 2020 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

As the COVID-19 pandemic evolves, the Company will continue to monitor and assess any potential impacts COVID-19 may have on the design and operating effectiveness of the Company’s internal controls.

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

Item 1A. Risk Factors

The Company’s risk factors as of May 2, 2020 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2019. The COVID-19 pandemic may exacerbate the risks discussed within the aforementioned Annual Report on Form 10-K, certain of which have had and could continue to have a material effect on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the first quarter of Fiscal 2020 that were not registered under the Securities Act of 1933, as amended.

The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen weeks ended May 2, 2020:

Period (fiscal month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (3)
February 2, 2020 through February 29, 2020	2,005	$16.88	—	4,615,446
March 1, 2020 through April 4, 2020	1,968,816	$10.39	1,397,388	3,218,058
April 5, 2020 through May 2, 2020	708	$10.57	—	3,218,058
Total	1,971,529	$10.40	1,397,388	3,218,058

(1)	An aggregate of 574,141 shares of A&F’s Common Stock purchased during the thirteen weeks ended May 2, 2020 were withheld for tax payments due upon the vesting of employee restricted stock units.

(2)
Amounts represent shares of A&F’s Common Stock repurchased during the thirteen weeks ended May 2, 2020 prior to the temporary suspension of the Company’s share repurchase program, pursuant to A&F’s publicly announced stock repurchase authorization. On June 12, 2019, A&F’s Board of Directors authorized the repurchase of 5.0 million shares of A&F’s Common Stock, which was announced on June 12, 2019.

(3)
The number shown represents, as of the end of each period, the maximum number of shares of A&F’s Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 2 above. The shares may be purchased, from time to time, depending on business and market conditions. The Company has temporarily suspended its share repurchase program in order to preserve liquidity and maintain financial flexibility in light of the circumstances surrounding COVID-19.

Item 6. Exhibits

Exhibit	Document
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

10.1
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on and after March 26, 2019*

10.2
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors (as amended effective May 20, 2020), incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed on May 21, 2020 (File No. 001-12107).

10.3
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates (as amended effective May 20, 2020), incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed on May 21, 2020 (File No. 001-12107).

10.4	Summary of Compensation Structure for Non-Associate Directors of Abercrombie & Fitch Co. for Fiscal 2020.*
10.5
Summary of Terms of the Annual Restricted Stock Unit Grants made and to be made to the Non-Associate Directors of Abercrombie & Fitch Co. under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors in Fiscal 2020.*

31.1
Certifications by Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certifications by Senior Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certifications by Chief Executive Officer (who serves as Principal Executive Officer) and Senior Vice President and Chief Financial Officer (who serves as Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).*

*	Filed herewith.

**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abercrombie & Fitch Co.

Date: June 10, 2020	By:	/s/ Scott Lipesky
Scott Lipesky
Senior Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)