Form 10-Q
period 2020-08-01
ABERCROMBIE & FITCH CO /DE/
filed 2020-09-08
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2020
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Shares outstanding as of September 3, 2020
$0.01 Par Value	62,373,175

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	$698,328	$841,078	$1,183,687	$1,575,050
Cost of sales, exclusive of depreciation and amortization	274,720	342,445	495,934	632,327
Gross profit	423,608	498,633	687,753	942,723
Stores and distribution expense	310,370	376,347	632,494	732,959
Marketing, general and administrative expense	97,252	115,694	205,509	227,641
Flagship store exit (benefits) charges	(3,884)	44,994	(4,427)	46,738
Asset impairment, exclusive of flagship store exit charges	8,083	715	51,011	2,377
Other operating (income) loss, net	(2,356)	367	(1,850)	(250)
Operating income (loss)	14,143	(39,484)	(194,984)	(66,742)
Interest expense, net	7,098	1,370	10,469	1,986
Income (loss) before income taxes	7,045	(40,854)	(205,453)	(68,728)
Income tax expense (benefit)	1,253	(11,330)	32,786	(20,918)
Net income (loss)	5,792	(29,524)	(238,239)	(47,810)
Less: Net income attributable to noncontrolling interests	328	1,618	445	2,487
Net income (loss) attributable to A&F	$5,464	$(31,142)	$(238,684)	$(50,297)

Net income (loss) per share attributable to A&F
Basic	$0.09	$(0.48)	$(3.82)	$(0.76)
Diluted	$0.09	$(0.48)	$(3.82)	$(0.76)

Weighted-average shares outstanding
Basic	62,527	65,156	62,543	65,848
Diluted	63,286	65,156	62,543	65,848

Other comprehensive income (loss)
Foreign currency translation, net of tax	$8,734	$(3,788)	$3,335	$(6,574)
Derivative financial instruments, net of tax	(2,407)	3,133	6,458	3,080
Other comprehensive income (loss)	6,327	(655)	9,793	(3,494)
Comprehensive income (loss)	12,119	(30,179)	(228,446)	(51,304)
Less: Comprehensive income attributable to noncontrolling interests	328	1,618	445	2,487
Comprehensive income (loss) attributable to A&F	$11,791	$(31,797)	$(228,891)	$(53,791)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.
Condensed Consolidated Balance Sheets
(Thousands, except par value amounts)
(Unaudited)

	August 1, 2020	February 1, 2020
Assets
Current assets:
Cash and equivalents	$766,721	$671,267
Receivables	88,323	80,251
Inventories	453,239	434,326
Other current assets	75,160	78,905
Total current assets	1,383,443	1,264,749
Property and equipment, net	635,703	665,290
Operating lease right-of-use assets	1,073,464	1,230,954
Other assets	216,204	388,672
Total assets	$3,308,814	$3,549,665
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$284,221	$219,919
Accrued expenses	351,849	302,214
Short-term portion of operating lease liabilities	278,495	282,829
Income taxes payable	6,425	10,392
Total current liabilities	920,990	815,354
Long-term liabilities:
Long-term portion of operating lease liabilities	1,122,853	1,252,634
Long-term borrowings, net	343,250	231,963
Other liabilities	108,111	178,536
Total long-term liabilities	1,574,214	1,663,133
Stockholders’ equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	392,272	404,983
Retained earnings	2,025,911	2,313,745
Accumulated other comprehensive loss, net of tax (“AOCL”)	(99,093)	(108,886)
Treasury stock, at average cost: 40,935 and 40,514 shares as of August 1, 2020 and February 1, 2020, respectively	(1,514,442)	(1,552,065)
Total Abercrombie & Fitch Co. stockholders’ equity	805,681	1,058,810
Noncontrolling interests	7,929	12,368
Total stockholders’ equity	813,610	1,071,178
Total liabilities and stockholders’ equity	$3,308,814	$3,549,665

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended August 1, 2020
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, May 2, 2020	62,284	$1,033	$389,904	$7,827	$2,022,366	$(105,420)	41,016	$(1,517,644)	$798,066
Net income	—	—	—	328	5,464	—	—	—	5,792
Share-based compensation issuances and exercises	81	—	(1,376)	—	(1,919)	—	(81)	3,202	(93)
Share-based compensation expense	—	—	3,744	—	—	—	—	—	3,744
Derivative financial instruments, net of tax	—	—	—	—	—	(2,407)	—	—	(2,407)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	8,734	—	—	8,734
Distributions to noncontrolling interests, net	—	—	—	(226)	—	—	—	—	(226)
Ending balance at August 1, 2020	62,365	$1,033	$392,272	$7,929	$2,025,911	$(99,093)	40,935	$(1,514,442)	$813,610

	Thirteen Weeks Ended August 3, 2019
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, May 4, 2019	66,637	$1,033	$395,974	$10,124	$2,296,347	$(105,291)	36,663	$(1,493,224)	$1,104,963
Net loss	—	—	—	1,618	(31,142)	—	—	—	(29,524)
Purchase of Common Stock	(3,545)	—	—	—	—	—	3,545	(57,812)	(57,812)
Dividends ($0.20 per share)	—	—	—	—	(13,139)	—	—	—	(13,139)
Share-based compensation issuances and exercises	54	—	(1,316)	—	(1,034)	—	(54)	2,200	(150)
Share-based compensation expense	—	—	36	—	—	—	—	—	36
Derivative financial instruments, net of tax	—	—	—	—	—	3,133	—	—	3,133
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(3,788)	—	—	(3,788)
Distributions to noncontrolling interests, net	—	—	—	(424)	—	—	—	—	(424)
Ending balance at August 3, 2019	63,146	$1,033	$394,694	$11,318	$2,251,032	$(105,946)	40,154	$(1,548,836)	$1,003,295

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Twenty-six Weeks Ended August 1, 2020
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 1, 2020	62,786	$1,033	$404,983	$12,368	$2,313,745	$(108,886)	40,514	$(1,552,065)	$1,071,178
Net loss	—	—	—	445	(238,684)	—	—	—	(238,239)
Purchase of Common Stock	(1,397)	—	—	—	—	—	1,397	(15,172)	(15,172)
Dividends ($0.20 per share)	—	—	—	—	(12,556)	—	—	—	(12,556)
Share-based compensation issuances and exercises	976	—	(21,617)	—	(36,594)	—	(976)	52,795	(5,416)
Share-based compensation expense	—	—	8,906	—	—	—	—	—	8,906
Derivative financial instruments, net of tax	—	—	—	—	—	6,458	—	—	6,458
Foreign currency translation adjustments, net of tax	—	—	—	—	—	3,335	—	—	3,335
Distributions to noncontrolling interests, net	—	—	—	(4,884)	—	—	—	—	(4,884)
Ending balance at August 1, 2020	62,365	$1,033	$392,272	$7,929	$2,025,911	$(99,093)	40,935	$(1,514,442)	$813,610

	Twenty-six Weeks Ended August 3, 2019
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 2, 2019	66,227	$1,033	$405,379	$9,721	$2,418,544	$(102,452)	37,073	$(1,513,604)	$1,218,621
Impact from adoption of the new lease accounting standard	—	—	—	—	(75,165)	—	—	—	(75,165)
Net loss	—	—	—	2,487	(50,297)	—	—	—	(47,810)
Purchase of Common Stock	(3,545)	—	—	—	—	—	3,545	(57,812)	(57,812)
Dividends ($0.40 per share)	—	—	—	—	(26,385)	—	—	—	(26,385)
Share-based compensation issuances and exercises	464	—	(13,353)	—	(15,665)	—	(464)	22,580	(6,438)
Share-based compensation expense	—	—	2,668	—	—	—	—	—	2,668
Derivative financial instruments, net of tax	—	—	—	—	—	3,080	—	—	3,080
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(6,574)	—	—	(6,574)
Distributions to noncontrolling interests, net	—	—	—	(890)	—	—	—	—	(890)
Ending balance at August 3, 2019	63,146	$1,033	$394,694	$11,318	$2,251,032	$(105,946)	40,154	$(1,548,836)	$1,003,295

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Cash Flows
(Thousands)
(Unaudited)

	Twenty-six Weeks Ended
	August 1, 2020	August 3, 2019
Operating activities
Net loss	$(238,239)	$(47,810)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	82,753	81,541
Asset impairment	51,011	5,606
Loss on disposal	7,617	3,720
Provision for (benefit from) deferred income taxes	23,037	(22,589)
Share-based compensation	8,906	2,668
Changes in assets and liabilities:
Inventories	(18,378)	(51,297)
Accounts payable and accrued expenses	122,004	4,201
Operating lease right-of-use assets and liabilities	(20,266)	39,351
Income taxes	(7,379)	(5,011)
Other assets	29,940	(46,638)
Withdrawal of funds from Rabbi Trust assets	50,000	—
Other liabilities	5,227	203
Net cash provided by (used for) operating activities	96,233	(36,055)
Investing activities
Purchases of property and equipment	(75,621)	(94,224)
Net cash used for investing activities	(75,621)	(94,224)
Financing activities
Proceeds from issuance of senior secured notes	350,000	—
Proceeds from borrowings under the senior secured asset-based revolving credit facility	210,000	—
Repayment of borrowings under the term loan facility	(233,250)	—
Repayment of borrowings under the senior secured asset-based revolving credit facility	(210,000)	—
Payment of debt issuance costs and fees	(6,558)	—
Purchases of Common Stock	(15,172)	(57,812)
Dividends paid	(12,556)	(26,385)
Other financing activities	(11,135)	(7,727)
Net cash provided by (used for) financing activities	71,329	(91,924)
Effect of foreign currency exchange rates on cash	1,785	(2,455)
Net increase (decrease) in cash and equivalents, and restricted cash and equivalents	93,726	(224,658)
Cash and equivalents, and restricted cash and equivalents, beginning of period	692,264	745,829
Cash and equivalents, and restricted cash and equivalents, end of period	$785,990	$521,171
Supplemental information related to non-cash activities
Purchases of property and equipment not yet paid at end of period	$34,865	$33,826
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$23,119	$204,499
Supplemental information related to cash activities
Cash paid for interest	$8,127	$7,688
Cash paid for income taxes	$8,460	$16,434
Cash received from income tax refunds	$1,426	$8,565
Cash paid for amounts included in measurement of operating lease liabilities	$122,128	$200,457

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

Interim financial statements

The Condensed Consolidated Financial Statements as of August 1, 2020, and for the thirteen and twenty-six week periods ended August 1, 2020 and August 3, 2019, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2019 filed with the SEC on March 31, 2020. The February 1, 2020 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2020.

Use of estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved with estimates, actual results may differ. The extent to which the current outbreak of coronavirus disease (“COVID-19”) impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic and its impact on the length or frequency of store closures, and the extent to which

COVID-19 will impact worldwide macroeconomic conditions including interest rates, the speed of the anticipated recovery, and governmental, business and consumer reactions to the pandemic. The Company’s assessment of these, as well as other factors, could impact management's estimates and result in material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Condensed Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

(in thousands)	Location	August 1, 2020	February 1, 2020	August 3, 2019	February 2, 2019
Cash and equivalents	Cash and equivalents	$766,721	$671,267	$499,757	$723,135
Long-term restricted cash and equivalents	Other assets	19,269	18,696	18,877	22,694
Short-term restricted cash and equivalents	Other current assets	—	2,301	2,537	—
Cash and equivalents and restricted cash and equivalents		$785,990	$692,264	$521,171	$745,829

3. IMPACT OF COVID-19

Recent developments

The Company has seen, and may continue to see, material adverse impacts as a result of COVID-19. Current circumstances are dynamic and future impacts, including the duration and impact on overall customer demand, are uncertain.

In January 2020, the Company began to experience business disruptions in the Asia-Pacific (“APAC”) region as a result of COVID-19. In February 2020, the situation escalated as the scope of COVID-19 worsened beyond the APAC region, with the United States (the “U.S.”) and the Europe, Middle East and Africa (“EMEA”) region experiencing significant outbreaks. In March 2020, the COVID-19 outbreak was declared to be a global pandemic by the World Health Organization. In response to COVID-19, certain governments have imposed travel restrictions and local statutory quarantines and the Company has recommended associates who are able to perform their role remotely to do so. The Company is reacting to COVID-19 on a daily basis, including by conforming to local government guidance and monitoring developments in government legislation or other government actions in response to the COVID-19 outbreak. The Company has also implemented a range of precautionary health and safety measures with the well-being of the Company’s customers, associates and business partners in mind.

As a result of COVID-19, in January 2020, the Company temporarily closed the majority of its stores in the APAC region and in March 2020, the Company temporarily closed its stores across brands in North America and the EMEA region. The majority of APAC stores were reopened during March 2020, and the Company began to reopen stores in North America and the EMEA region on a rolling basis in late April 2020. As of August 1, 2020, approximately 90% of Company-operated stores had reopened for in-store service, although many with modified operating hours. The Company plans to follow the guidance of local governments to determine when it can reopen stores that have been closed due to COVID-19 and to evaluate whether further store closures will be necessary.

The Company’s digital operations across brands have continued to serve the Company’s customers during this unprecedented period of temporary store closures as the Company’s distribution centers implemented enhanced cleaning and social distancing measures in order to remain operational.

Impact of COVID-19

The Company has seen, and may continue to see material reductions in sales across brands and regions as a result of COVID-19. Total net sales decreased approximately 17% and 25% for the thirteen and twenty-six weeks ended August 1, 2020 as compared to the comparable periods ended August 3, 2019, respectively. The year-over-year decrease in total net sales was primarily driven by temporary widespread store closures and a decline in traffic as compared to the previous year as a result of COVID-19. The year-over-year decline in store sales was partially offset by digital sales growth of approximately 56% and 41% for the thirteen and twenty-six weeks ended August 1, 2020 as compared to the comparable periods ended August 3, 2019, respectively.

Primarily as a result of COVID-19 and the temporary closure of the Company’s stores, the Company recognized $14.8 million of charges to reduce the carrying value of inventory in cost of sales, exclusive of depreciation and amortization on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the thirteen weeks ended May 2, 2020.

During the thirteen and twenty-six weeks ended August 1, 2020, reductions in revenue have not been offset by proportional decreases in expense, as the Company continued to incur store occupancy costs such as operating lease costs, net of rent abatements agreed upon during the period, depreciation expense, and certain other costs such as compensation and administrative expenses resulting in a negative effect on the relationship between the Company’s costs and revenues. During this period, the Company suspended rent payments for a significant number of stores that were closed, and continues to engage with its landlords to find a mutually beneficial and agreeable path forward. To the extent that the Company is successful in negotiating further rent abatements, these benefits will be recognized as a component of variable lease cost. For stores where the Company suspended payments, the Company reclassified related amounts from operating lease liability to accrued expenses in the period during which rent was due, while continuing to recognize operating lease cost in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which among other things, provides refundable employee retention tax credits for wages paid to employees who are unable to work during the COVID–19 outbreak and the deferral of the employer–paid portion of social security taxes. Similar relief programs have also been established throughout the EMEA and APAC regions. Based on the Company's evaluation of the CARES Act and legislation across regions, the Company qualifies for certain payroll tax credits, and such government subsidies have been treated as offsets to the related operating expenses when recognized. During the thirteen and twenty-six weeks ended August 1, 2020, the Company recognized qualified payroll tax credits reducing payroll expenses by approximately $3.1 million and $11.8 million, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), with $3.6 million of expected relief classified in receivables on the Condensed Consolidated Balance Sheet as of August 1, 2020. The Company intends to continue to defer qualified payroll and other tax payments as permitted by the CARES Act and other regional legislation.

The Company also recognized asset impairment charges related to the Company’s right-of-use assets and property and equipment of $8.1 million and $51.0 million during the thirteen and twenty-six weeks ended August 1, 2020, respectively, which were principally the result of the impact of COVID-19 on store cash flows. Refer to Note 9, “ASSET IMPAIRMENT,” for additional information.

In addition, the Company has also experienced other material impacts as a result of COVID-19, such as deferred tax valuation allowances and other tax charges during the twenty-six weeks ended August 1, 2020, adversely impacting results by $84.1 million. Refer to Note 11, “INCOME TAXES,” for additional information.

Balance sheet, cash flow and liquidity

During the twenty-six weeks ended August 1, 2020, the Company has taken various actions to preserve liquidity and manage cash flows in order to best position the business for key stakeholders, including (i) partnering with merchandise and non-merchandise vendors in regards to payment terms; (ii) reducing and recadencing inventory receipts to better align inventory with expected market demand; (iii) significantly reducing expenses to better align operating costs with sales; and (iv) temporarily suspending its share repurchase program in March 2020 and its dividend program in May 2020. In addition, despite the Company’s recent history of partnering with its vendors regarding payment terms, there can be no assurance that the Company will be able to maintain extended payment terms or continue to defer payments, which may result in incremental operating cash outflows in future periods.

As a precautionary measure in response to COVID-19, in March 2020, the Company borrowed $210.0 million under its senior secured asset-based revolving credit facility (the “ABL Facility”) to improve its near-term cash position and withdrew the majority of excess funds from the overfunded Rabbi Trust assets, providing the Company with $50.0 million of additional cash. In July 2020, the Company completed a private offering of $350.0 million aggregate principal amount of senior secured notes (the “Senior Secured Notes”) and used the net proceeds to repay all outstanding borrowings under the Company’s term loan facility (the “Term Loan Facility”), to repay a portion of the outstanding borrowings under the ABL Facility and to pay fees and expenses in connection with such repayments and the offering. Refer to Note 12, “BORROWINGS,” and Note 10, “ RABBI TRUST ASSETS,” for additional information.

As of August 1, 2020, the Company had liquidity of $1.061 billion as compared to $913.8 million as of February 1, 2020, comprising cash and equivalents and actual incremental borrowing available to the Company under the ABL Facility.

4. REVENUE RECOGNITION

Disaggregation of revenue

All revenues are recognized in net sales in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For information regarding the disaggregation of revenue, refer to Note 16, “SEGMENT REPORTING.”

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of August 1, 2020, February 1, 2020, August 3, 2019 and February 2, 2019:

(in thousands)	August 1, 2020	February 1, 2020	August 3, 2019	February 2, 2019
Gift card liability	$22,461	$28,844	$20,056	$26,062
Loyalty program liability	$19,674	$23,051	$21,073	$19,904

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Revenue associated with gift card redemptions and gift card breakage	$10,066	$12,792	$21,075	$28,076
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	$7,982	$8,028	$13,691	$14,546

5. NET INCOME (LOSS) PER SHARE

Net income (loss) per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of Class A Common Stock (“Common Stock”). Additional information pertaining to net income (loss) per share attributable to A&F is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Weighted-average treasury shares	(40,773)	(38,144)	(40,757)	(37,452)
Weighted-average — basic shares	62,527	65,156	62,543	65,848
Dilutive effect of share-based compensation awards	759	—	—	—
Weighted-average — diluted shares	63,286	65,156	62,543	65,848
Anti-dilutive shares (1)	2,026	3,318	2,123	3,065

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities that are measured at fair value on a recurring basis, as of August 1, 2020 and February 1, 2020 were as follows:

	Assets at Fair Value as of August 1, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$10,267	$29,340	$—	$39,607
Rabbi Trust assets (2)	1	60,027	—	60,028
Restricted cash equivalents (3)	6,751	5,895	—	12,646
Total assets	$17,019	$95,262	$—	$112,281

	Assets and Liabilities at Fair Value as of February 1, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$225	$58,447	$—	$58,672
Derivative instruments (4)	—	1,969	—	1,969
Rabbi Trust assets (2)	1	109,048	—	109,049
Restricted cash equivalents (3)	9,765	4,601	—	14,366
Total assets	$9,991	$174,065	$—	$184,056

Liabilities:
Derivative instruments (4)	$—	$1,460	$—	$1,460
Total liabilities	$—	$1,460	$—	$1,460

(1)	Level 1 assets consist of investments in money market funds. Level 2 assets consist of time deposits.

(2)	Level 1 assets consist of investments in money market funds. Level 2 assets consist of trust-owned life insurance policies.

(3)	Level 1 assets consist of investments in U.S. treasury bills and money market funds. Level 2 assets consist of time deposits.

(4)	Level 2 assets and liabilities consist primarily of foreign currency exchange forward contracts.

The Company’s Level 2 assets and liabilities consist of:

•	Time deposits, which are valued at cost approximating fair value due to the short-term nature of these investments;

•	Trust-owned life insurance policies which are valued using the cash surrender value of the life insurance policies; and

•	Derivative instruments, primarily foreign currency exchange forward contracts, which are valued using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

Fair value of long-term borrowings

The Company’s borrowings under the Term Loan Facility and the Senior Secured Notes are carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. The carrying amount and fair value of the Company’s long-term gross borrowings were as follows:

(in thousands)	August 1, 2020	February 1, 2020
Gross borrowings outstanding, carrying amount	$350,000	$233,250
Gross borrowings outstanding, fair value	$350,875	$233,979

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	August 1, 2020	February 1, 2020
Property and equipment, at cost	$2,780,621	$2,744,967
Less: Accumulated depreciation and amortization	(2,144,918)	(2,079,677)
Property and equipment, net	$635,703	$665,290

Refer to Note 9, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019.

8. LEASES

The Company is a party to leases related to its Company-operated retail stores as well as for certain of its distribution centers, office space, information technology and equipment.

During the thirteen and twenty-six weeks ended August 1, 2020, the Company suspended rent payments for a significant number of stores that were closed as a result of COVID-19, and continues to engage with its landlords to find a mutually beneficial and agreeable path forward. To the extent that the Company is successful in negotiating further rent abatements, these benefits will be recognized as a component of variable lease cost. For stores where the Company suspended payments, the Company reclassified related amounts from operating lease liability to accrued expenses in the period during which rent was due, while continuing to recognize operating lease cost in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

The following table provides a summary of the Company’s operating lease costs for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Single lease cost (1)	$87,698	$121,270	$181,189	$213,544
Variable lease cost (2)	19,433	60,238	47,335	103,083
Operating lease right-of-use asset impairment (3)	5,410	3,589	40,418	3,589
Total operating lease cost	$112,541	$185,097	$268,942	$320,216

(1)	Includes amortization and interest expense associated with operating lease right-of-use assets and liabilities.

(2)
Includes variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs, as well as rent abatements agreed upon during the period.

(3)	Refer to Note 9, “ASSET IMPAIRMENT,” for details related to operating lease right-of-use asset impairment charges.

During the twenty-six weeks ended August 1, 2020 and August 3, 2019, the Company paid $122.1 million and $200.5 million, respectively, for amounts included in measurement of operating lease liabilities, net of rent abatements agreed upon during the period which are classified as a component variable lease cost as noted in the above table. These payments are included within operating activities on the Condensed Consolidated Statements of Cash Flows.

During the twenty-six weeks ended August 1, 2020 and August 3, 2019, the Company obtained operating lease right-of-use assets of $23.1 million and $204.5 million, respectively, in exchange for operating lease liabilities.

As of August 1, 2020, the Company had minimum commitments related to additional operating lease contracts the terms of which have not yet commenced, primarily for its Company-operated retail stores, of approximately $2.8 million.

9. ASSET IMPAIRMENT

Asset impairment charges for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019 were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Operating lease right-of-use asset impairment (1)	$5,410	$3,589	$40,418	$3,589
Property and equipment asset impairment	2,673	355	10,593	2,017
Total asset impairment	$8,083	$3,944	$51,011	$5,606

(1)
Includes $3.2 million of operating lease right-of-use asset impairment related to flagship store exit charges for each of the thirteen and twenty-six weeks ended August 3, 2019. Refer to Note 17, “FLAGSHIP STORE EXIT (BENEFITS) CHARGES.”

Asset impairment charges for the thirteen weeks and twenty-six weeks ended August 1, 2020 were principally the result of the impact of COVID-19 and were related to certain of the Company’s stores across brands, geographies and store formats. The impairment charges for the twenty-six weeks ended August 1, 2020 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $135.5 million, including $124.6 million related to operating lease right-of-use assets.

Asset impairment charges for the thirteen weeks and twenty-six weeks ended August 3, 2019, primarily related to the Company’s SoHo, New York City Hollister flagship. The impairment charges for the twenty-six weeks ended August 3, 2019 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $8.2 million, including $7.0 million related to operating lease right-of-use assets.

10. RABBI TRUST ASSETS

As a precautionary measure and to preserve liquidity in light of the circumstances surrounding COVID-19, during the twenty-six weeks ended August 1, 2020, the Company withdrew the majority of excess funds from the overfunded Rabbi Trust assets, providing the Company with $50.0 million of additional cash.

Investments of Rabbi Trust assets consisted of the following as of August 1, 2020 and February 1, 2020:

(in thousands)	August 1, 2020	February 1, 2020
Trust-owned life insurance policies (at cash surrender value)	$60,027	$109,048
Money market funds	1	1
Rabbi Trust assets	$60,028	$109,049

Realized gains resulting from the change in cash surrender value of the Rabbi Trust assets for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019 were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Realized gains related to Rabbi Trust assets	$388	$798	$978	$1,589

11. INCOME TAXES

The quarterly provision for income taxes is based on the current estimate of the annual effective income tax rate and is adjusted as necessary for discrete quarterly events. The Company’s quarterly provision and the estimate of the annual effective tax rate are subject to significant variation due to several factors. These factors include variability in the pre-tax jurisdictional mix of earnings, changes in how the Company does business including entering into new businesses or geographies, changes in foreign currency exchange rates, changes in laws, regulations, interpretations and administrative practices, relative changes in expenses or losses for which tax benefits are not recognized and the impact of discrete items. In addition, jurisdictions where the Company anticipates an ordinary loss for the fiscal year for which the Company does not anticipate future benefits are excluded from the overall computation of estimated annual effective tax rate and no tax benefits are recognized in the period related to losses in such jurisdictions. The impact of these items on the effective tax rate will be greater at lower levels of pre-tax earnings.

Impact of valuation allowances and other tax charges during Fiscal 2020

The Company’s effective tax rate for the twenty-six weeks ended August 1, 2020 was impacted by $84.1 million of adverse tax impacts, ultimately giving rise to income tax expense on a consolidated pre-tax year-to-date loss. Further details regarding these adverse tax impacts are as follows:

•
The Company anticipates pre-tax losses for the full fiscal year in certain jurisdictions, based on information currently available, primarily due to the significant adverse impacts of COVID-19. The Company did not recognize income tax benefits on $204.1 million of pre-tax losses during the twenty-six weeks ended August 1, 2020, resulting in an adverse tax impact of $47.6 million.

•
The Company recognized charges of $36.5 million related to the establishment of valuation allowances and other tax charges in certain jurisdictions during the twenty-six weeks ended August 1, 2020, principally as a result of the significant adverse impacts of COVID–19. These charges related to valuation allowances recognized by the Company of $10.6 million and $6.0 million related to the U.S. and Germany, respectively, as well as valuation allowances and other tax charges in certain other jurisdictions against underlying tax asset balances that existed as of February 1, 2020. The Company also recognized valuation allowances of $78.9 million related to Switzerland with a U.S. branch equally offsetting amount, which in net, did not have an impact on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). Changes in assumptions may occur based on new information that becomes available resulting in adjustments in the period in which a determination is made.

Global legislation in response to COVID-19

In March 2020, the CARES Act was enacted into U.S. law, intended to provide economic relief to those impacted by COVID-19 and enhance business’ liquidity. The Company continues to examine impacts that the provisions of the CARES Act may have on U.S. income taxes; however, the Company does not currently expect that these provisions will have a material impact on its income taxes.

The Company is still assessing the applicability of other recently passed global legislation, including the potential income tax measures offered in international jurisdictions where the Company’s operations have also been impacted by COVID-19.

Share-based compensation

Refer to Note 13, “SHARE-BASED COMPENSATION,” for details on income tax benefits and charges related to share-based compensation awards during the thirteen and twenty-six weeks ended August 3, 2019.

12. BORROWINGS

Details on the Company’s long-term borrowings, net, as of August 1, 2020 and February 1, 2020 are as follows:

(in thousands)	August 1, 2020	February 1, 2020
Long-term portion of borrowings, gross at carrying amount	$350,000	$233,250
Unamortized fees	(6,750)	(355)
Unamortized discount	—	(932)
Long-term borrowings, net	$343,250	$231,963

Senior Secured Notes

On July 2, 2020, Abercrombie & Fitch Management Co. (“A&F Management”), a wholly-owned indirect subsidiary of the Company, completed the private offering of the Senior Secured Notes, with a $350 million aggregate principal amount due in 2025 at an offering price of 100% of the principal amount thereof. The Senior Secured Notes were issued pursuant to an indenture, dated as of July 2, 2020, by and among A&F Management, A&F and certain of its wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, as trustee, and as collateral agent.

The Senior Secured Notes will mature on July 15, 2025 and bear interest at a rate of 8.75% per annum, with semi-annual interest payments beginning in January 2021.

The Company used the net proceeds from the offering of the Senior Secured Notes to repay outstanding borrowings and accrued interest of $233.6 million and $110.8 million under the Term Loan Facility and the ABL Facility, respectively, with the remaining net proceeds used towards fees and expenses in connection with such repayments and the offering of the Senior Secured Notes.

The Company recorded deferred financing fees associated with the issuance of the Senior Secured Notes, which are being amortized over the contractual term of the Senior Secured Notes.

ABL Facility

The ABL Facility, which was entered into on August 7, 2014 through A&F Management as the lead borrower (with A&F and certain other subsidiaries as borrowers or guarantors) and later amended on October 19, 2017, provides for a senior secured asset-based revolving credit facility of up to $400 million (the “ABL Facility”).

The ABL Facility will mature on October 19, 2022.

As a precautionary measure and to improve the Company’s cash position in light of the circumstances surrounding COVID-19, during the thirteen weeks ended May 2, 2020, the Company borrowed $210.0 million under the ABL Facility. During the thirteen weeks ended August 1, 2020, the Company used net proceeds from the offering of the Senior Secured Notes and cash on hand to repay all outstanding borrowings under the ABL Facility.

The Company did not have any borrowings outstanding under the ABL Facility as of August 1, 2020 or as of February 1, 2020.

As of August 1, 2020, the Company had availability under the ABL Facility of $327.5 million, net of $0.8 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility, actual incremental borrowing available to the Company under the ABL Facility was $294.6 million as of August 1, 2020.

The provisions under the credit agreement applicable to the ABL Facility have not changed from those described in Note 12, “BORROWINGS,” in the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2019.

Term Loan Facility

The Term Loan Facility, which was entered into on August 7, 2014 through A&F Management as the lead borrower (with A&F and certain other subsidiaries as borrowers or guarantors) and later amended on June 22, 2018, provided for a term loan facility of $300 million.

The Company had gross borrowings outstanding under the Term Loan Facility of $233.3 million as of February 1, 2020. During the thirteen weeks ended August 1, 2020, the Company used a portion of the proceeds from the issuance of the Senior Secured Notes to repay all outstanding borrowings under the Term Loan Facility and upon repayment the Term Loan Facility was terminated effective as of July 2, 2020.

The Term Loan Facility was previously scheduled to mature on August 7, 2021.

Representations, warranties and covenants

The aforementioned agreements contain various representations, warranties and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of the Company and its subsidiaries to: grant or incur liens; incur, assume or guarantee additional indebtedness; sell or otherwise dispose of assets, including capital stock of subsidiaries; make investments in certain subsidiaries; pay dividends, make distributions or redeem or repurchase capital stock; change the nature of their business; and consolidate or merge with or into, or sell substantially all of the Company’s or A&F Management’s assets to, another entity.

The Senior Secured Notes are guaranteed on a senior secured basis, jointly and severally, by A&F and each of the existing and future wholly-owned domestic restricted subsidiaries of A&F that guarantee or will guarantee A&F Management’s ABL Facility or certain future capital markets indebtedness.

Certain of these agreements also contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance and providing additional guarantees and collateral in certain circumstances.

The Company was in compliance with all debt covenants under the aforementioned agreements as of August 1, 2020.

13. SHARE-BASED COMPENSATION

Financial statement impact

The following table details share-based compensation expense and the related income tax impacts for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Share-based compensation expense	$3,744	$36	$8,906	$2,668
Income tax (expense) benefit associated with share-based compensation expense recognized (1)	$—	$(195)	$—	$355

(1)	No income tax benefit was recognized related to share-based compensation expense during the thirteen and twenty-six weeks ended August 1, 2020 due to the U.S. being a loss jurisdiction.

The following table details discrete income tax benefits and charges related to share-based compensation awards during the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Income tax discrete (charges) benefits realized for tax deductions related to the issuance of shares (1)	$—	$(70)	$—	$1,169
Income tax discrete charges realized upon cancellation of stock appreciation rights (1)	—	—	—	(165)
Total income tax discrete (charges) benefits related to share-based compensation awards	$—	$(70)	$—	$1,004

(1)	No income tax benefits or charges related to these items were recognized during the thirteen and twenty-six weeks ended August 1, 2020 due to the U.S. being a loss jurisdiction.

The following table details the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Employee tax withheld upon issuance of shares (1)	$93	$150	$5,416	$6,438

(1)	Classified within other financing activities on the Condensed Consolidated Statements of Cash Flows.

Restricted stock units

The following table summarizes activity for restricted stock units for the twenty-six weeks ended August 1, 2020:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares (1)	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at February 1, 2020	1,676,831	$18.68	747,056	$15.11	421,784	$23.05
Granted	1,814,294	7.58	—	—	—	—
Adjustments for performance achievement	—	—	38,381	11.37	134,122	11.79
Vested	(726,341)	17.67	(481,304)	9.63	(350,447)	11.79
Forfeited	(41,100)	15.73	(6,917)	22.80	(3,485)	35.61
Unvested at August 1, 2020 (2)	2,723,684	$11.59	297,216	$22.43	201,974	$34.89

(1)
Includes 79,028 unvested restricted stock units as of August 1, 2020, subject to vesting requirements related to the achievement of certain performance metrics, such as operating income and net income, for the fiscal year immediately preceding the vesting date. Holders of these restricted stock units have the opportunity to earn back one or more installments of the award if the cumulative performance requirements are met in a subsequent year.

(2)
Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Certain unvested shares related to restricted stock units with performance-based vesting conditions can be achieved at up to 200% of their target vesting amount.

The following table details unrecognized compensation cost and the remaining weighted-average period these costs are expected to be recognized for restricted stock units as of August 1, 2020:

(in thousands)	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost	$26,520	$—	$2,567
Remaining weighted-average period cost is expected to be recognized (years)	1.3	0.0	0.8

Additional information pertaining to restricted stock units for the twenty-six weeks ended August 1, 2020 and August 3, 2019 follows:

(in thousands)	August 1, 2020	August 3, 2019
Service-based restricted stock units:
Total grant date fair value of awards granted	$13,752	$16,052
Total grant date fair value of awards vested	$12,834	$12,576

Performance-based restricted stock units:
Total grant date fair value of awards granted	$—	$5,379
Total grant date fair value of awards vested	$4,635	$—

Market-based restricted stock units:
Total grant date fair value of awards granted	$—	$4,176
Total grant date fair value of awards vested	$4,132	$511

No market-based restricted stock units were granted during the twenty-six weeks ended August 1, 2020. The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the twenty-six weeks ended August 3, 2019 were as follows:

August 3, 2019
Grant date market price	$25.34
Fair value	$36.24
Assumptions:
Price volatility	57%
Expected term (years)	2.9
Risk-free interest rate	2.2%
Dividend yield	3.2%
Average volatility of peer companies	40.0%
Average correlation coefficient of peer companies	0.2407

Stock appreciation rights

The following table summarizes stock appreciation rights activity for the twenty-six weeks ended August 1, 2020:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (years)
Outstanding at February 1, 2020	796,725	$40.06
Granted	—	—
Exercised	—	—
Forfeited or expired	(382,225)	47.87
Outstanding at August 1, 2020	414,500	$32.86	$—	3.7
Stock appreciation rights exercisable at August 1, 2020	414,500	$32.86	$—	3.7
Stock appreciation rights expected to become exercisable in the future as of August 1, 2020	—	$—	$—	0.0

No stock appreciation rights were exercised during the twenty-six weeks ended August 1, 2020. Additional information pertaining to stock appreciation rights for the twenty-six weeks ended August 3, 2019 follows:

(in thousands)	August 3, 2019
Total grant date fair value of awards exercised	$586

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

The Company did not have any outstanding foreign currency exchange forward contracts as of August 1, 2020, although the Company may enter into these contracts in future periods. The location and amounts of derivative fair values of foreign currency exchange forward contracts on the Condensed Consolidated Balance Sheet as of February 1, 2020 were as follows:

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

As a result of COVID–19, there was a significant change in the expected timing of previously hedged intercompany sales transactions, resulting in a dedesignation of the related hedge instruments. At the time of dedesignation of these hedges, they were in a net gain position of approximately $12.6 million. Due to the extenuating circumstances leading to dedesignation, gains associated with these hedges at the time of dedesignation are deferred in AOCL until being reclassified into cost of goods sold, exclusive of depreciation and amortization when the originally forecasted transactions occur and the hedged items affect earnings. During the twenty-six weeks ended August 1, 2020 and subsequent to the dedesignation of these hedges, these hedge contracts were settled.

Information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019 follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Gain recognized in AOCL (1)	$—	$4,791	$12,235	$7,053
Gain reclassified from AOCL into cost of sales, exclusive of depreciation and amortization (2)	$2,407	$1,763	$5,777	$4,303

(1)	Amount represents the change in fair value of derivative contracts.

(2)
Amount represents gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the hedged item affects earnings, which is when merchandise is converted to cost of sales, exclusive of depreciation and amortization.

Substantially all of the unrealized gain will be recognized in costs of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the next twelve months.

Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019 follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Gain recognized in other operating (income) loss, net	$—	$906	$742	$1,181

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

For the thirteen and twenty-six weeks ended August 1, 2020, the activity in accumulated other comprehensive loss was as follows:

	Thirteen Weeks Ended August 1, 2020
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at May 2, 2020	$(115,366)	$9,946	$(105,420)
Other comprehensive income before reclassifications	8,734	—	8,734
Reclassified gain from accumulated other comprehensive loss (1)	—	(2,407)	(2,407)
Other comprehensive income (loss) after reclassifications (2)	8,734	(2,407)	6,327
Ending balance at August 1, 2020	$(106,632)	$7,539	$(99,093)

	Twenty-six Weeks Ended August 1, 2020
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 1, 2020	$(109,967)	$1,081	$(108,886)
Other comprehensive income before reclassifications	3,335	12,235	15,570
Reclassified gain from accumulated other comprehensive loss (1)	—	(5,777)	(5,777)
Other comprehensive income after reclassifications (2)	3,335	6,458	9,793
Ending balance at August 1, 2020	$(106,632)	$7,539	$(99,093)

(1)
Amount represents gain reclassified from accumulated other comprehensive loss to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

(2)	No tax effect was recognized during the thirteen and twenty-six weeks ended August 1, 2020 due to the U.S. being a loss jurisdiction.

For the thirteen and twenty-six weeks ended August 3, 2019, the activity in accumulated other comprehensive loss was as follows:

	Thirteen Weeks Ended August 3, 2019
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at May 4, 2019	$(107,673)	$2,382	$(105,291)
Other comprehensive (loss) income before reclassifications	(3,788)	4,791	1,003
Reclassified gain from accumulated other comprehensive loss (1)	—	(1,763)	(1,763)
Tax effect	—	105	105
Other comprehensive (loss) income after reclassifications	(3,788)	3,133	(655)
Ending balance at August 3, 2019	$(111,461)	$5,515	$(105,946)

	Twenty-six Weeks Ended August 3, 2019
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 2, 2019	$(104,887)	$2,435	$(102,452)
Other comprehensive (loss) income before reclassifications	(6,574)	7,053	479
Reclassified gain from accumulated other comprehensive loss (1)	—	(4,303)	(4,303)
Tax effect	—	330	330
Other comprehensive (loss) income after reclassifications	(6,574)	3,080	(3,494)
Ending balance at August 3, 2019	$(111,461)	$5,515	$(105,946)

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

The Company’s net sales by operating segment for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019 were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Hollister	$429,248	$504,758	$702,260	$933,203
Abercrombie	269,080	336,320	481,427	641,847
Total	$698,328	$841,078	$1,183,687	$1,575,050

Net sales by geographic area are presented by attributing revenues to an individual country on the basis of the country in which the merchandise was sold for in-store purchases and on the basis of the shipping location provided by customers for digital orders. The Company’s net sales by geographic area for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019 were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
U.S.	$458,671	$543,472	$781,533	$1,013,130
EMEA	171,297	200,642	283,951	374,586
APAC	41,814	67,350	74,150	132,926
Other	26,546	29,614	44,053	54,408
International	$239,657	$297,606	$402,154	$561,920
Total	$698,328	$841,078	$1,183,687	$1,575,050

17. FLAGSHIP STORE EXIT (BENEFITS) CHARGES

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

The Company recognizes impacts related to the exit of its flagship stores in flagship store exit (benefits) charges on the Consolidated Statements of Operations and Comprehensive Income (Loss). Details of the (benefits) charges incurred during the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019 related to this initiative were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Single lease cost (1)	$(5,230)	$23,269	$(5,230)	$23,269
Variable lease cost (2)	—	20,218	—	20,218
Operating lease right-of-use asset impairment	—	3,229	—	3,229
Operating lease cost	(5,230)	46,716	(5,230)	46,716
Asset disposals and other store-closure costs (3)	(3,205)	(1,675)	(3,205)	(1,687)
Employee severance and other employee transition costs	4,551	(47)	4,008	1,709
Total flagship store exit (benefits) charges	$(3,884)	$44,994	$(4,427)	$46,738

(1)	Amounts represent accelerated amortization associated with the operating lease right-of-use assets and the impact from remeasurement of operating lease liabilities.

(2)	Amounts represent the remeasurement of the lease liability to reflect variable lease costs that became fixed upon decision to close flagship stores.

(3)
Amounts represent costs incurred or benefits associated with returning the store to its original condition, including updated estimates to previously established accruals for asset retirement obligations and costs to remove inventory and store assets.

Future fixed lease payments associated with closed flagship stores are reflected within short-term and long-term operating lease liabilities on the Condensed Consolidated Balance Sheets. These payments are scheduled to be paid through the fiscal year ending January 30, 2029 (“Fiscal 2028”) and are not expected to exceed $15 million in aggregate in any fiscal year.

As the Company continues its ‘Global Store Network Optimization’ efforts, it may incur future cash expenditures, incremental charges or realize benefits not currently contemplated due to events that may occur as a result of, or that are associated with, previously announced flagship store closures and flagship store closures that have not yet been finalized. At this time, the Company is not able to quantify the amount of future impacts, including any cash expenditures that may take place in future periods resulting from any potential flagship store closures given the unpredictable nature of lease exit negotiations and ultimate lease renewal decisions.

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

•
Current Trends and Outlook. This section provides a discussion related to COVID-19’s impact on the Company’s business and other certain risks and challenges, as well as a summary of the Company’s performance for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019.

•
Results of Operations. This section provides an analysis of certain components of the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019.

•
Liquidity and Capital Resources. This section provides a discussion of the Company’s financial condition, changes in financial condition and liquidity as of August 1, 2020, which includes (i) an analysis of financial condition as compared to February 1, 2020; (ii) an analysis of changes in cash flows for the twenty-six weeks ended August 1, 2020 as compared to the twenty-six weeks ended August 3, 2019; and (iii) an analysis of liquidity, including a discussion related to preserving liquidity during COVID-19, remaining availability under the ABL Facility, the Company’s share repurchase and dividend programs, and outstanding debt and covenant compliance.

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

The following risks, categorized by the primary nature of the associated risk, including the disclosures in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2019, as well as those disclosed in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2020 and in “ITEM 1A. RISK FACTORS” of this Quarterly Report on Form 10-Q, in some cases have affected and in the future could affect the Company’s financial performance and cause actual results for Fiscal 2020 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management. The following risks, or a combination of risks, may be exacerbated by COVID-19 and could result in adverse impacts on the Company’s business, results of operations, financial condition and cash flows.

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

•
The impact of extreme weather, infectious disease outbreaks, including COVID-19, and other unexpected events could result in an interruption to our business, as well as to the operations of our third-party partners, and have a material adverse impact on our business; and

•
The current outbreak of the novel coronavirus, or COVID‐19, has materially adversely impacted and disrupted, and may continue to materially adversely impact and cause disruption to, our business, financial performance and condition, operating results, liquidity and cash flows. The spread of the COVID‐19 outbreak has caused significant disruptions in the United States and global economy, the extent of the impact and duration of which is not yet known. Any future outbreak of any other highly infectious or contagious disease could have a similar impact.

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

•
The agreements related to our senior secured asset-based revolving credit facility and our senior secured notes include restrictive covenants that limit our flexibility in operating our business and our inability to obtain credit on reasonable terms in the future could have an adverse impact on our business.

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

CURRENT TRENDS AND OUTLOOK

COVID-19

In January 2020, the Company began to experience business disruptions in the Asia-Pacific (“APAC”) region as a result of COVID-19. In February 2020, the situation escalated as the scope of COVID-19 worsened beyond the APAC region, with the United States (the “U.S.”) and the Europe, Middle East and Africa (“EMEA”) region experiencing significant outbreaks. In March 2020, the COVID-19 outbreak was declared to be a global pandemic by the World Health Organization. In response to COVID-19, certain governments have imposed travel restrictions and local statutory quarantines and the Company has recommended associates who are able to perform their role remotely to do so. The Company is reacting to COVID-19 on a daily basis, including by conforming to local government guidance and monitoring developments in government legislation or other government actions in response to the COVID-19 outbreak.

As a result of COVID-19, in January 2020, the Company temporarily closed the majority of its stores in the APAC region and in March 2020, the Company temporarily closed its stores across brands in North America and the EMEA region. The majority of APAC stores were reopened during March 2020, and the Company began to reopen stores in North America and the EMEA region on a rolling basis in late April 2020. The Company had reopened approximately 90% of Company-operated stores for in-store service as of August 1, 2020, which has since increased to approximately 95% as of September 3, 2020, representing 100% of international stores and the majority of U.S. stores, although many with modified operating hours. The Company plans to follow the guidance of local governments to determine when it can reopen remaining stores and to evaluate whether further store closures will be necessary.

The Company has also implemented a range of precautionary health and safety measures with the well-being of the Company’s customers, associates and business partners in mind, including:

•	Requiring associates to use face coverings, depending on geographic region;

•	Encouraging or requiring customers to use face coverings, depending on geographic region;

•	Conducting associate wellness checks in accordance with local government direction;

•	Enhancing cleaning routines and installing plexiglass barriers in the majority of store locations;

•	Implementing various measures to encourage social distancing, including managing occupancy limits;

•	Encouraging contactless payment options, where available;

•	Opening fitting rooms where permissible, with additional cleaning procedures for clothing that has been tried on;

•	Removing returned merchandise from the sales floor for a period of time where mandated by local government;

•	Reducing store hours in select locations;

•	Continuing to offer Purchase-Online-Pickup-in-Store, including curbside pick-up at a majority of U.S. locations;

•	Following recommended cleaning and distancing measures in the Company's distribution centers; and

•	Maximizing work-from-home and digital collaboration alternatives to minimize in-person meetings whenever possible.

The Company has seen, and may continue to see material reductions in sales across brands and regions as a result of COVID-19. Total net sales decreased approximately 17% and 25% for the thirteen and twenty-six weeks ended August 1, 2020 as compared to the comparable periods ended August 3, 2019, respectively, primarily driven by temporary store closures and a decline in traffic as compared to the previous year as a result of COVID-19. For the U.S. and the EMEA region, which collectively accounted for 89% of total net sales in Fiscal 2019, the Company experienced sales productivity for reopened stores of approximately 75% and 60% , respectively, as compared to last year’s levels during the thirteen weeks ended August 1, 2020.

The Company’s digital operations across brands have continued to serve the Company’s customers during this unprecedented period of temporary store closures as the Company’s distribution centers implemented enhanced cleaning and social distancing measures in order to remain operational. Digital sales increased approximately 56% and 41% for the thirteen and twenty-six weeks ended August 1, 2020 as compared to the comparable periods ended August 3, 2019, respectively. Despite the recent strength in digital sales, the Company has historically generated the majority of its annual net sales through stores and there can be no assurance that the current performance in the digital channel will continue.

The Company has seen, and expects to continue to see, material adverse impacts as a result of COVID-19. As a result, for the third quarter of Fiscal 2020, the Company expects net sales to be down in the range of 15% to 20% as compared to last year. The current circumstances and the impacts of COVID-19 on the Company’s operations, including the duration and impact on overall customer demand, are dynamic, and this sales expectation assumes that the back-to-school selling season, which generally occurs in August, will extend through September and potentially October as school resumes throughout the U.S. and the weather becomes more seasonal.

The Company is also focused on managing inventories and the impacts COVID-19 has had, and continues to have, on its global supply chain, including potential disruptions of product deliveries. The Company sources the majority of its merchandise outside of the U.S. through arrangements with vendors primarily located in southeast Asia and, as of August 1, 2020, the vast majority of the factories the Company partners with were operating at full capacity. In order to complete production, these manufacturing factories are dependent on raw materials from fabric mills that are primarily located in the APAC region. The Company continues to collaborate with its third-party partners to mitigate significant delays in delivery of merchandise. During Fiscal 2020, the Company has reduced certain orders that were not already in production, delayed and recadenced deliveries and implemented various strategies to tightly manage inventories, including utilizing ship-from-store capabilities in select locations.

Despite these near-term challenges presented by COVID-19, the Company remains committed to, and confident in, its long-term vision. The Company continues to evaluate opportunities to make progress against its key transformation initiatives while balancing the near-term challenges and unprecedented uncertainty presented by COVID-19. The Company’s progress executing against the following key transformation initiatives has created the foundation to allow the Company to respond quickly to COVID-19:

•	Optimizing the global store network;

•	Enhancing digital and omnichannel capabilities;

•
Increasing the speed and efficiency of the concept-to-customer product life cycle by further investing in capabilities to position the supply chain for greater speed, agility and efficiency, while leveraging data and analytics to offer the right product at the right time and the right price; and

•	Improving customer engagement through loyalty programs and marketing optimization.

The Company entered this period of uncertainty with a healthy liquidity position and has taken and continues to take immediate, aggressive and prudent actions, including reevaluating all expenditures, to balance short and long-term liquidity needs, in order to best position the business for its key stakeholders. Actions to preserve liquidity and manage cash flows during Fiscal 2020, include, but are not limited to:

•	Partnering with merchandise and non-merchandise vendors in regards to payment terms;

•	Recadencing inventory receipts to better align inventory with expected market demand;

•	Reducing expenses to better align operating costs with sales;

•
Borrowing $210.0 million under the ABL Facility in March 2020 which was then repaid in July 2020 along with the Term Loan Facility, using proceeds from the issuance of the Senior Secured Notes and existing cash on hand;

•	Withdrawing $50.0 million from the overfunded Rabbi Trust assets, which represented the majority of excess funds;

•	Temporarily suspending the Company's share repurchase and dividend programs; and

•	Assessing government policy and economic stimulus responses to COVID-19 for both business and individuals.

In addition, despite the Company’s recent history of partnering with its vendors regarding payment terms, there can be no assurance that the Company will be able to maintain extended payment terms or continue to defer payments, which may result in incremental operating cash outflows in future periods.

As of August 1, 2020, the Company had liquidity of $1.061 billion as compared to $913.8 million as of February 1, 2020, comprising cash and equivalents and actual incremental borrowing available to the Company under the ABL Facility.

It is possible that our preparations for the events listed above are not adequate to mitigate their impact, and that these events could further adversely affect our business and results of operations. For a discussion of significant risks that have the potential to cause our actual results to differ materially from our expectations, refer to the disclosures under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2019.

United Kingdom’s withdrawal from the European Union (“Brexit”)

In June 2016, the United Kingdom passed a referendum to recommend withdrawing from the European Union. Although the United Kingdom left the European Union in January 2020, the final terms of the United Kingdom’s withdrawal remain unclear. The Company believes that this referendum and the uncertainty surrounding the terms of the United Kingdom’s withdrawal adversely impacted international sales results in Fiscal 2019, with decreased traffic and declining values of the Euro and British Pound as compared to the U.S. Dollar over Fiscal 2018.

Upon withdrawal from the European Union in January 2020, the United Kingdom entered a transition period during which there will be on-going negotiations. During this transition period, the United Kingdom’s existing trading relationship with the European Union will remain in place and it will continue to follow the European Union's rules. It is not clear at this time what, if any, agreements will be reached by the current December 31, 2020 transition period deadline, or the impact that COVID-19 may have on the negotiation timeline.

There is continued uncertainty related to the impact on consumer behavior, trade relations, economic conditions, foreign currency exchange rates and the free movement of goods, services, people and capital between the United Kingdom and the European Union during this time of transition. The United Kingdom’s withdrawal from the European Union could also adversely impact other areas of the business, including, but not limited to, an increase in duties and delays in the delivery of merchandise from the Company’s Netherlands distribution center to its customers in the United Kingdom if trade barriers materialize. The United Kingdom’s withdrawal from the European Union could also adversely impact the operations of the Company’s vendors and of our other third-party partners.

In order to mitigate the risks associated with the United Kingdom’s withdrawal from the European Union, the Company is: collaborating across the organization and testing systems; working with external partners to develop contingency plans for potential adverse impacts; and taking actions to reduce, to the extent possible, the potential impact of any incremental duty exposure. It is possible that preparations for the events listed above are not adequate to mitigate their impact, and that these events could further adversely affect the business and results of operations.

Global Store Network Optimization

A component of optimizing the Company’s global store fleet is pivoting away from large format flagship stores and striving towards opening smaller, more productive omnichannel focused brand experiences. As a result, the Company has closed certain of its flagship stores and may have additional closures as the Company executes against this strategy. Although some of these closures may be completed through natural lease expirations, certain other of the Company’s leases include early termination options that can be exercised under specific conditions. The Company may also elect to exit or modify other leases, and could incur charges or realize benefits related to these actions.

For context, at the beginning of Fiscal 2019, the Company had 19 flagship stores, and as of the end of the second quarter of Fiscal 2020, the Company had 15 flagship stores. Details related to recently closed flagship stores follow:

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

(2)	The abercrombie kids store in London will be converted to corporate office space and the location will be utilized as the Company’s EMEA regional headquarters.

Additional details related to store count and gross square footage follow:

	Hollister (1)		Abercrombie (2)		Total Company
	U.S.	International	U.S.	International	U.S.	International	Total
Number of stores:
February 1, 2020	391	155	256	52	647	207	854
New	1	2	2	4	3	6	9
Permanently closed	(6)	(2)	(5)	—	(11)	(2)	(13)
August 1, 2020	386	155	253	56	639	211	850
Gross square footage (in thousands):
August 1, 2020	2,568	1,265	1,811	633	4,379	1,898	6,277

(1)
Locations with Gilly Hicks carveouts within Hollister stores are represented as a single store count. Excludes nine international franchise stores as of each of August 1, 2020 and February 1, 2020. Excludes 15 Company-operated temporary stores as of August 1, 2020 and 16 as of February 1, 2020.

(2)
Abercrombie includes the Company's Abercrombie & Fitch and abercrombie kids brands. Locations with abercrombie kids carveouts within Abercrombie & Fitch stores are represented as a single store count. Excludes eight international franchise stores as of each of August 1, 2020 and seven as of February 1, 2020. Excludes six Company-operated temporary stores as of August 1, 2020 and eight as of February 1, 2020.

Summary of results

A summary of results for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019 follows:

	GAAP		Non-GAAP (1)
(in thousands, except change in net sales, gross profit rate, operating margin and per share amounts)	August 1, 2020 (2)	August 3, 2019 (3)	August 1, 2020 (2)	August 3, 2019 (3)
Thirteen Weeks Ended
Net sales	$698,328	$841,078
Change in net sales	(17.0)%	(0.2)%
Gross profit rate	60.7%	59.3%
Operating income (loss)	$14,143	$(39,484)	$22,226	$(39,484)
Operating income (loss) margin	2.0%	(4.7)%	3.2%	(4.7)%
Net income (loss) attributable to A&F	$5,464	$(31,142)	$14,713	$(31,142)
Net income (loss) per diluted share attributable to A&F	$0.09	$(0.48)	$0.23	$(0.48)
Twenty-six Weeks Ended
Net sales	$1,183,687	$1,575,050
Change in net sales	(24.8)%	0.1%
Gross profit rate	58.1%	59.9%
Operating loss	$(194,984)	$(66,742)	$(143,973)	$(66,742)
Operating loss margin	(16.5)%	(4.2)%	(12.2)%	(4.2)%
Net loss attributable to A&F	$(238,684)	$(50,297)	$(190,939)	$(50,297)
Net loss per diluted share attributable to A&F	$(3.82)	$(0.76)	$(3.05)	$(0.76)

(1)	Discussion as to why the Company believes that these non-GAAP financial measures are useful to investors is provided below under “NON-GAAP FINANCIAL MEASURES.”

(2)	Results for Fiscal 2020 reflect significant adverse tax impacts related to valuation allowances on deferred tax assets and other tax charges. Refer to Note 11, “INCOME TAXES.”

(3)	Results for Fiscal 2019 reflect significant adverse impacts related to flagship store exit charges. Refer to Note 17, “FLAGSHIP STORE EXIT (BENEFITS) CHARGES.”

Certain components of the Company’s Condensed Consolidated Balance Sheets as of August 1, 2020 and February 1, 2020 were as follows:

(in thousands)	August 1, 2020	February 1, 2020
Cash and equivalents	$766,721	$671,267
Gross long-term borrowings outstanding, carrying amount	$350,000	$233,250
Inventories	$453,239	$434,326

Certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the twenty-six week periods ended August 1, 2020 and August 3, 2019 were as follows:

(in thousands)	August 1, 2020	August 3, 2019
Net cash provided by (used) for operating activities	$96,233	$(36,055)
Net cash used for investing activities	$(75,621)	$(94,224)
Net cash provided by (used) for financing activities	$71,329	$(91,924)

RESULTS OF OPERATIONS

Net sales

The Company’s net sales by operating segment for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019 were as follows:

	Thirteen Weeks Ended
(in thousands)	August 1, 2020	August 3, 2019	$ Change	% Change
Hollister	$429,248	$504,758	$(75,510)	(15)%
Abercrombie (1)	269,080	336,320	(67,240)	(20)%
Total	$698,328	$841,078	$(142,750)	(17)%

	Twenty-six Weeks Ended
(in thousands)	August 1, 2020	August 3, 2019	$ Change	% Change
Hollister	$702,260	$933,203	$(230,943)	(25)%
Abercrombie (1)	481,427	641,847	(160,420)	(25)%
Total	$1,183,687	$1,575,050	$(391,363)	(25)%

(1)	Includes Abercrombie & Fitch and abercrombie kids brands.

Net sales by geographic area are presented by attributing revenues to an individual country on the basis of the country in which the merchandise was sold for in-store purchases and the shipping location provided by customers for digital orders. The Company’s net sales by geographic area for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019 were as follows:

	Thirteen Weeks Ended
(in thousands)	August 1, 2020	August 3, 2019	$ Change	% Change
U.S.	$458,671	$543,472	$(84,801)	(16)%
EMEA	171,297	200,642	(29,345)	(15)%
APAC	41,814	67,350	(25,536)	(38)%
Other	26,546	29,614	(3,068)	(10)%
International	$239,657	$297,606	$(57,949)	(19)%
Total	$698,328	$841,078	$(142,750)	(17)%

	Twenty-six Weeks Ended
(in thousands)	August 1, 2020	August 3, 2019	$ Change	% Change
U.S.	$781,533	$1,013,130	$(231,597)	(23)%
EMEA	283,951	374,586	(90,635)	(24)%
APAC	74,150	132,926	(58,776)	(44)%
Other	44,053	54,408	(10,355)	(19)%
International	$402,154	$561,920	$(159,766)	(28)%
Total	$1,183,687	$1,575,050	$(391,363)	(25)%

For the second quarter of Fiscal 2020, net sales decreased 17% as compared to the second quarter of Fiscal 2019, primarily due to a decrease in units sold driven by temporary store closures and a decline in store traffic across brands as a result of COVID-19, partially offset by 56% digital sales growth. Average unit retail increased year-over-year, driven by less promotions and lower clearance levels, with changes in foreign currency exchange rates adversely impacted net sales by $2 million.

For the year-to-date period of Fiscal 2020, net sales decreased 25% as compared to the year-to-date period of Fiscal 2019, primarily due to a decrease in units sold driven by temporary store closures and a decline in store traffic across brands as a result of COVID-19, partially offset by 41% digital sales growth. Average unit retail decreased year-over-year, driven by strategic and targeted promotions in response to the retail environment, with changes in foreign currency exchange rates adversely impacting net sales by $9 million. Excluding the adverse impact of changes in foreign currency exchange rates, net sales for the year-to-date period of Fiscal 2020 decreased 24% as compared to the year-to-date period of Fiscal 2019.

Cost of sales, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	August 1, 2020		August 3, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Cost of sales, exclusive of depreciation and amortization	$274,720	39.3%	$342,445	40.7%	(140)

	Twenty-six Weeks Ended
	August 1, 2020		August 3, 2019
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (1)
Cost of sales, exclusive of depreciation and amortization	$495,934	41.9%	$632,327	40.1%	180

(1)	The estimated basis point (“BPS”) change has been rounded based on the change in the percentage of net sales.

For the second quarter of Fiscal 2020, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 140 basis points as compared to the second quarter of Fiscal 2019. The year-over-year decline was primarily attributable to increased average unit retail without a corresponding increase in average unit cost, which was flat year-over-year.

For the year-to-date period of Fiscal 2020, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 180 basis points as compared to the year-to-date period of Fiscal 2019, primarily driven by adverse impacts of approximately $15 million related to charges reducing the carrying value of inventory during the first quarter of Fiscal 2020.

Gross profit, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	August 1, 2020		August 3, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Gross profit, exclusive of depreciation and amortization	$423,608	60.7%	$498,633	59.3%	140

	Twenty-six Weeks Ended
	August 1, 2020		August 3, 2019
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (1)
Gross profit, exclusive of depreciation and amortization	$687,753	58.1%	$942,723	59.9%	(180)

(1)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

Stores and distribution expense

	Thirteen Weeks Ended
	August 1, 2020		August 3, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Stores and distribution expense	$310,370	44.4%	$376,347	44.7%	(30)

	Twenty-six Weeks Ended
	November 2, 2019		November 3, 2018
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (1)
Stores and distribution expense	$632,494	53.4%	$732,959	46.5%	690

(1)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

For the second quarter of Fiscal 2020, stores and distribution expense decreased 18% as compared to the second quarter of Fiscal 2019, primarily driven by a $38 million reduction in payroll expense driven by temporary store closures in response to COVID-19, net of a benefit of $3 million related to expected government subsidies in certain jurisdictions where the Company qualifies. The Company also experienced a $26 million reduction in store occupancy expense driven by temporary store closures in response to COVID-19. These reductions in expense were partially offset by a $10 million increase in shipping and handling expense related to 56% year-over-year digital sales growth.

For the second quarter of Fiscal 2020, stores and distribution expense as a percentage of net sales decreased by approximately 30 basis points as compared to the second quarter of Fiscal 2019.

For the year-to-date period of Fiscal 2020, stores and distribution expense decreased 14% as compared to the year-to-date period of Fiscal 2019, primarily driven by a $66 million reduction in payroll expense driven by temporary store closures in response to COVID-19, net of a benefit of $12 million related to expected government subsidies in certain jurisdictions where the Company qualifies. The Company also experienced a $40 million reduction in store occupancy expense driven by temporary store closures in response to COVID-19. These reductions in expense were partially offset by a $19 million increase in shipping and handling expense related to 41% year-over-year digital sales growth.

For the year-to-date period of Fiscal 2020, stores and distribution expense as a percentage of net sales increased by approximately 690 basis points as compared to the year-to-date period of Fiscal 2019, primarily due to the deleverage associated with lost sales from temporary store closures in response to COVID-19.

Marketing, general and administrative expense

	Thirteen Weeks Ended
	August 1, 2020		August 3, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Marketing, general and administrative expense	$97,252	13.9%	$115,694	13.8%	10

	Twenty-six Weeks Ended
	August 1, 2020		August 3, 2019
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (1)
Marketing, general and administrative expense	$205,509	17.4%	$227,641	14.5%	290

(1)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

For the second quarter of Fiscal 2020, marketing, general and administrative expense decreased 16% as compared to the second quarter of Fiscal 2019, primarily driven by reductions in marketing, payroll and other controllable expenses.

For the year-to-date period of Fiscal 2020, marketing, general and administrative expense decreased 10% as compared to the year-to-date period of Fiscal 2019, primarily driven by marketing and other controllable expenses. For the year-to-date period of Fiscal 2020, marketing, general and administrative expense as a percentage of net sales increased by approximately 290 basis points as compared to the year-to-date period of Fiscal 2019, primarily due to the deleverage associated with lost sales from temporary store closures in response to COVID-19.

Flagship store exit (benefits) charges

	Thirteen Weeks Ended
	August 1, 2020		August 3, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Flagship store exit (benefits) charges	$(3,884)	(0.6)%	$44,994	5.3%	(590)

	Twenty-six Weeks Ended
	August 1, 2020		August 3, 2019
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (1)
Flagship store exit (benefits) charges	$(4,427)	(0.4)%	$46,738	3.0%	(340)

(1)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

Flagship store exit charges for the second quarter and year-to-date period of Fiscal 2019, primarily relate to the closure of the Company’s SoHo, New York City Hollister flagship store. Refer to Note 17, “FLAGSHIP STORE EXIT (BENEFITS) CHARGES.”

Asset impairment, exclusive of flagship store exit charges

	Thirteen Weeks Ended
	August 1, 2020		August 3, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Asset impairment, exclusive of flagship store exit charges	$8,083	1.2%	$715	0.1%	110
Excluded items:
Asset impairment charges (2)	(8,083)	(1.2)%	—	0.0%	(120)
Adjusted non-GAAP asset impairment, exclusive of flagship store exit charges	$—	0.0%	$715	0.1%	(10)

	Twenty-six Weeks Ended
	August 1, 2020		August 3, 2019
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (1)
Asset impairment, exclusive of flagship store exit charges	$51,011	4.3%	$2,377	0.2%	410
Excluded items:
Asset impairment charges (2)	(51,011)	(4.3)%	—	0.0%	(430)
Adjusted non-GAAP asset impairment, exclusive of flagship store exit charges	$—	0.0%	$2,377	0.2%	(20)

(1)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

(2)	Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Refer to Note 9, “ASSET IMPAIRMENT.”

Other operating income (loss), net

	Thirteen Weeks Ended
	August 1, 2020		August 3, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Other operating income (loss), net	$2,356	0.3%	$(367)	—%	(30)

	Twenty-six Weeks Ended
	August 1, 2020		August 3, 2019
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (1)
Other operating income, net	$1,850	0.2%	$250	—%	(20)

(1)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

Operating income (loss)

	Thirteen Weeks Ended
	August 1, 2020		August 3, 2019 (1)
(in thousands)		% of Net sales		% of Net sales	BPS Change (2)
Operating income (loss)	$14,143	2.0%	$(39,484)	(4.7)%	670
Excluded items:
Asset impairment charges (3)	8,083	1.2%	—	0.0%	120
Adjusted non-GAAP operating income (loss)	$22,226	3.2%	$(39,484)	(4.7)%	790
Impact from changes in foreign currency exchange rates	—	0.0%	926	0.1%	(10)
Adjusted non-GAAP operating income (loss) on a constant currency basis (3)	$22,226	3.2%	$(38,558)	(4.6)%	780

	Twenty-six Weeks Ended
	August 1, 2020		August 3, 2019
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (2)
Operating loss	$(194,984)	(16.5)%	$(66,742)	(4.2)%	(1,230)
Excluded items:
Asset impairment charges (3)	51,011	4.3%	—	0.0%	430
Adjusted non-GAAP operating loss	$(143,973)	(12.2)%	$(66,742)	(4.2)%	(800)
Impact from changes in foreign currency exchange rates	—	0.0%	(2,189)	(0.1)%	10
Adjusted non-GAAP operating loss on a constant currency basis (3)	$(143,973)	(12.2)%	$(68,931)	(4.4)%	(780)

(1)	Fiscal 2019 results include $45.0 million of flagship store exit charges for the thirteen weeks ended August 3, 2019. Refer to Note 17, “FLAGSHIP STORE EXIT (BENEFITS) CHARGES.”

(2)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

(3)	Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Interest expense, net

	Thirteen Weeks Ended
	August 1, 2020		August 3, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Interest expense	$7,761	1.1%	$4,479	0.5%	60
Interest income	(663)	(0.1)%	(3,109)	(0.4)%	30
Interest expense, net	$7,098	1.0%	$1,370	0.2%	80

	Twenty-six Weeks Ended
	August 1, 2020		August 3, 2019
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (1)
Interest expense	$12,834	1.1%	$9,011	0.6%	50
Interest income	(2,365)	(0.2)%	(7,025)	(0.4)%	20
Interest expense, net	$10,469	0.9%	$1,986	0.1%	80

(1)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

For the second quarter of Fiscal 2020, interest expense, net increased $5.7 million as compared to the second quarter of Fiscal 2019. For the year-to-date period of Fiscal 2020, interest expense, net increased $8.5 million as compared to the year-to-date period of Fiscal 2019.

The increase in interest expense, net, for the aforementioned periods is primarily driven by lower interest income earned on the company’s investments and cash holdings and higher interest expense in the current year, reflecting an increase in interest expense related to certain of the Company’s long-term obligations and incremental expense in connection with the issuance of the Senior Secured Notes, the proceeds of which were primarily used to repay the then outstanding borrowings under the Company’s credit facilities.

Income tax expense (benefit)

	Thirteen Weeks Ended
	August 1, 2020		August 3, 2019
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense (benefit)	$1,253	17.8%	$(11,330)	27.7%
Excluded items:
Tax effect of pre-tax excluded items (1)	(1,166)		—
Adjusted non-GAAP income tax expense (benefit)	$87	0.6%	$(11,330)	27.7%

	Twenty-six Weeks Ended
	August 1, 2020		August 3, 2019
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense (benefit)	$32,786	(16.0)%	$(20,918)	30.4%
Deduct:
Tax effect of pre-tax excluded items (1)	3,266
Adjusted non-GAAP income tax (benefit) expense	$36,052	(23.3)%	$(20,918)	30.4%

(1)
The tax effect of pre-tax excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis. Refer to “Operating income (loss)” for details of pre-tax excluded items.

The Company’s effective tax rate for the year-to-date period of Fiscal 2020 was adversely impacted by $84.1 million of adverse tax impacts, ultimately giving rise to income tax expense on a consolidated pre-tax loss. These adverse tax impacts are as follows:

•
The Company did not recognize income tax benefits on $204.1 million of pre-tax losses generated in the twenty-six weeks ended August 1, 2020 in certain jurisdictions as the Company currently anticipates pre-tax losses in these jurisdictions for the fiscal year, resulting in adverse tax impacts of $47.6 million.

•
The Company recognized discrete charges of $36.5 million related to the establishment of valuation allowances and other tax charges in certain jurisdictions, including, but not limited to Switzerland, Germany and the U.S. principally as a result of the significant adverse impacts of COVID-19.

Refer to Note 11, “INCOME TAXES.”

Net income (loss) attributable to A&F

	Thirteen Weeks Ended
	August 1, 2020		August 3, 2019 (1)
(in thousands)		% of Net sales		% of Net sales	BPS Change (2)
Net income (loss) attributable to A&F	$5,464	0.8%	$(31,142)	(3.7)%	450
Excluded items, net of tax (3)	9,249	1.3%	—	0.0%	130
Adjusted non-GAAP net income (loss) attributable to A&F	$14,713	2.1%	$(31,142)	(3.7)%	580

	Twenty-six Weeks Ended
	August 1, 2020 (4)		August 3, 2019 (1)
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (3)
Net loss attributable to A&F	$(238,684)	(20.2)%	$(50,297)	(3.2)%	(1,700)
Excluded items, net of tax (3)	47,745	4.0%	—	0.0%	400
Adjusted non-GAAP net loss attributable to A&F	$(190,939)	(16.1)%	$(50,297)	(3.2)%	(1,290)

(1)	Results for Fiscal 2019 reflect significant adverse impacts related to flagship store exit charges. Refer to Note 17, “FLAGSHIP STORE EXIT (BENEFITS) CHARGES.”

(2)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

(3)	Excluded items presented above under “Operating income (loss),” and “Income tax expense (benefit).”

(4)	Results for Fiscal 2020 reflect significant adverse tax impacts related to valuation allowances on deferred tax assets and other tax charges. Refer to Note 11, “INCOME TAXES.”

Net income (loss) per diluted share attributable to A&F

	Thirteen Weeks Ended
	August 1, 2020 (1)	August 3, 2019 (2)	$ Change
Net income (loss) per diluted share attributable to A&F	$0.09	$(0.48)	$0.57
Excluded items, net of tax (3)	0.15	—	0.15
Adjusted non-GAAP net income (loss) per diluted share attributable to A&F	$0.23	$(0.48)	$0.71
Impact from changes in foreign currency exchange rates	—	0.02	(0.02)
Adjusted non-GAAP net income (loss) per diluted share attributable to A&F on a constant currency basis	$0.23	$(0.46)	$0.69

	Twenty-six Weeks Ended
	August 1, 2020 (1)	August 3, 2019 (2)	$ Change
Net loss per diluted share attributable to A&F	$(3.82)	$(0.76)	(3.06)
Excluded items, net of tax (3)	0.76	—	0.76
Adjusted non-GAAP net loss per diluted share attributable to A&F	$(3.05)	$(0.76)	(2.29)
Impact from changes in foreign currency exchange rates	—	(0.02)	0.02
Adjusted non-GAAP net loss per diluted share attributable to A&F on a constant currency basis	$(3.05)	$(0.79)	(2.26)

(1)	Results for Fiscal 2020 reflect significant adverse tax impacts related to valuation allowances on deferred tax assets and other tax charges. Refer to Note 11, “INCOME TAXES.”

(2)	Results for Fiscal 2019 reflect significant adverse impacts related to flagship store exit charges. Refer to Note 17, “FLAGSHIP STORE EXIT (BENEFITS) CHARGES.”

(3)	Excluded items presented above under “Operating income (loss),” and “Income tax expense (benefit).”

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

Primary sources and uses of cash

The Company’s business has two principal selling seasons: the spring season, which includes the first and second fiscal quarters (“Spring”) and the fall season, which includes the third and fourth fiscal quarters (“Fall”). The Company generally experiences its greatest sales activity during the Fall season, due to the back-to-school and holiday sales periods. The Company relies on excess operating cash flows, which are largely generated in Fall, to fund operations throughout the year and to reinvest in the business to support future growth. The Company also has the ABL Facility available as a source of additional funding, which is described further below under “Credit facilities and Senior Secured Notes”.

As a precautionary measure in response to COVID-19, in March 2020, the Company borrowed $210.0 million under the ABL Facility to improve its near-term cash position and withdrew the majority of excess funds from the overfunded Rabbi Trust assets, providing the Company with $50.0 million of additional cash. In July 2020, the Company completed the issuance of the Senior Secured Notes and received gross proceeds of $350.0 million. The Company used the net proceeds from the offering of the Senior Secured Notes, along with existing cash on hand, to repay outstanding borrowings and accrued interest under the Term Loan Facility and the ABL Facility, with the remaining net proceeds used towards fees and expenses in connection with such repayments and the offering of the Senior Secured Notes.

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

The Company also evaluates opportunities for investments in line with its key transformation initiatives that have positioned the business to quickly respond to the COVID-19 pandemic and strives to invest in projects that have high expected returns. These improvements may include new store experiences or investments in its omnichannel initiatives or loyalty programs. In addition, the Company evaluates store closures, including flagship lease buyouts and options to early terminate store leases. Historically, the Company has utilized free cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as digital and omnichannel investments, information technology, and other projects. For the year-to-date period ended August 1, 2020, the Company used $75.6 million towards capital expenditures. Total capital expenditures for Fiscal 2020 are expected to be approximately $100 million, down from $202.8 million of capital expenditures in Fiscal 2019.

Share repurchases and dividends

In order to preserve liquidity and maintain financial flexibility in light COVID-19, in March 2020, the Company announced that it had temporarily suspended its share repurchase program and in May 2020, the Company announced that it had temporarily suspended its dividend program. The Company will review these temporary suspensions throughout the year to determine, in light of facts and circumstances at that time, whether and when to reinstate these programs.

Dividends are declared at the discretion of A&F’s Board of Directors. A quarterly dividend, of $0.20 per share outstanding, was declared in February for Fiscal 2020 and in each of February, May, August and November in Fiscal 2019 and Fiscal 2018. Dividends were paid in March for Fiscal 2020, and each of March, June, September and December in Fiscal 2019 and Fiscal 2018. A&F’s Board of Directors reviews the dividend on a quarterly basis and establishes the dividend amount based on A&F’s financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors, including the potential severity of impacts to the business resulting from COVID-19 and any restrictions related to the company’s agreements related to the Senior Secured Notes and ABL Facility. There can be no assurance that the Company will reinstate its dividend program in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

Historically, the Company has repurchased shares of its Common Stock from time to time, dependent on market and business conditions, with the primary objective to offset dilution from issuances of Common Stock associated with the exercise of employee stock appreciation rights and the vesting of restricted stock units. Shares repurchased may be in the open market, including pursuant to any trading plans established in accordance with Rule 10b5-1 of the Exchange Act, through privately negotiated transactions or other transactions or by a combination of such methods. Refer to “ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS” for the number of shares remaining available for purchase under the Company’s June 2019 publicly announced stock repurchase authorization.

Credit facilities and Senior Secured Notes

In July 2020, the Company completed the private offering of the Senior Secured Notes, and received gross proceeds of $350.0 million. The Senior Secured Notes will mature on July 15, 2025 and bear interest at a rate of 8.75% per annum, with semi-annual interest payments beginning in January 2021. The Company’s debt related to the Senior Secured Notes is presented on the Condensed Consolidated Balance Sheet, net of the unamortized fees. As of August 1, 2020, the Company had $350.0 million of gross borrowings outstanding under the Senior Secured Notes.

In addition, the ABL Facility provides for a senior secured credit facility of up to $400 million. As of August 1, 2020, the Company did not have any borrowings outstanding under the ABL Facility. The ABL Facility matures on October 19, 2022.

Details regarding the remaining borrowing capacity under the ABL Facility as of August 1, 2020 are as follows:

(in thousands)	August 1, 2020
Borrowing base	$328,249
Less: Outstanding stand-by letters of credit	(789)
Borrowing capacity	327,460
Less: Minimum excess availability (1)	(32,825)
Actual incremental borrowing available	$294,635

(1)	The Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility.

Refer to Note 12, “BORROWINGS.”

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

As of August 1, 2020, $350.3 million of the Company’s $766.7 million of cash and equivalents were held by foreign affiliates. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or pay dividends, if any, to A&F’s stockholders.

Refer to Note 11, “INCOME TAXES.”

Analysis of cash flows

The table below provides certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 1, 2020 and August 3, 2019:

	Twenty-six Weeks Ended
	August 1, 2020	August 3, 2019
(in thousands)
Cash and equivalents, and restricted cash and equivalents, beginning of period	$692,264	$745,829
Net cash provided by (used for) operating activities	96,233	(36,055)
Net cash used for investing activities	(75,621)	(94,224)
Net cash provided by (used for) financing activities	71,329	(91,924)
Effect of foreign currency exchange rates on cash	1,785	(2,455)
Net increase (decrease) in cash and equivalents, and restricted cash and equivalents	93,726	(224,658)
Cash and equivalents, and restricted cash and equivalents, end of period	$785,990	$521,171
Operating activities - The year-over-year change in operating cash flows was primarily due to actions taken by the Company during Fiscal 2020 to preserve liquidity and manage cash flows in light of COVID-19, including, but not limited to:

•	Partnering with merchandise and non-merchandise vendors regarding payment terms;

•	Reducing and recadencing inventory receipts to better align inventory with expected market demand;

•	Reducing expenses to better align operating costs with sales;

•	Withdrawing $50.0 million from the overfunded Rabbi Trust assets, the majority of excess funds; and

•
Suspending rent payments for a significant number of stores that were closed during Fiscal 2020 as a result of COVID-19, which, coupled with rent abatements and changes in payment cadence, attributed to a year-over-year decrease in cash paid for operating lease liabilities.

These benefits to operating cash flows were partially offset by lower cash receipts as a result of a 25% decrease in net sales from last year driven by temporary store closures and a decline in store traffic in response to COVID-19 during Fiscal 2020.

The Company continues to engage with its landlords to find a mutually beneficial and agreeable path forward. To the extent that the Company is successful in negotiating further rent abatements, these benefits will be recognized as a component of variable lease cost. In addition, despite the Company’s recent history of partnering with its vendors regarding payment terms, there can be no assurance that the Company will be able to maintain extended payment terms or continue to defer payments, which may result in incremental operating cash outflows in future periods.

Investing activities - For the twenty-six weeks ended August 1, 2020, net cash outflows for investing activities were used for capital expenditures of $75.6 million as compared to $94.2 million for the twenty-six weeks ended August 3, 2019, reflecting actions taken in Fiscal 2020 to preserve liquidity and manage cash flows in light of the COVID-19 pandemic.

Financing activities - For the twenty-six weeks ended August 1, 2020, net cash provided by financing activities primarily consisted of the issuance of the Senior Secured Notes and receipt of related gross proceeds of $350.0 million and borrowings under the ABL Facility of $210.0 million. The gross proceeds from the Senior Secured Notes offering were used along with existing cash on hand, to repay all then outstanding borrowings and accrued interest under the Term Loan Facility and ABL Facility, with the remaining net proceeds used towards fees and expenses in connection with such repayments and the offering. In addition, the Company returned $27.7 million to shareholders during the twenty-six weeks ended August 1, 2020, prior to the Company’s decision to temporarily suspend its share repurchase and dividend programs in light of COVID-19, as compared to $84.2 million during the twenty-six weeks ended August 3, 2019.

Off-balance sheet arrangements

As of August 1, 2020, the Company did not have any material off-balance sheet arrangements.

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

During the thirteen weeks ended August 1, 2020, the Company issued the Senior Secured Notes, which mature in July 2025. The Company received $350.0 million in proceeds from this transaction and repaid all outstanding borrowings under the ABL Facility and Term Loan Facility. Based on the aggregate principal amount of the Senior Secured Notes outstanding as of August 1, 2020, estimated interest payments related to the Senior Secured Notes are as follows:

(in thousands)	Total	Fiscal 2020	Fiscal 2021-Fiscal 2023	Fiscal 2024-Fiscal 2025	Fiscal 2026 and thereafter
Interest payments due by period	$154,231	$16,418	$91,875	$45,938	$—

Other than the items described above, there have been no material changes during the thirteen weeks ended August 1, 2020, in the contractual obligations as of February 1, 2020, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

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

Store assets that were tested for impairment as of August 1, 2020 and not impaired, had long-lived assets with a net book value of $146.0 million, which included $133.0 million of operating lease right-of-use assets, as of August 1, 2020.

Store assets that were previously-impaired as of August 1, 2020, had a remaining net book value of $162.2 million, which included $146.9 million of operating lease right-of-use assets, as of August 1, 2020.

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

Comparable sales

At times, the Company provides comparable sales, defined as the year-over-year percentage change in the aggregate of (1) sales for stores that have been open as the same brand at least one year and whose square footage has not been expanded or reduced by more than 20% within the past year, with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations, and (2) digital sales with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations. Comparable sales exclude revenue other than store and digital sales. Management uses comparable sales to understand the drivers of year-over-year changes in net sales and believes comparable sales is a useful metric as it can assist investors in distinguishing the portion of the Company’s revenue attributable to existing locations from the portion attributable to the opening or closing of stores. The most directly comparable GAAP financial measure is change in net sales. In light of store closures related to COVID-19, the Company has not disclosed comparable sales for Fiscal 2020.

Excluded items

The following financial measures are disclosed on a GAAP and on an adjusted non-GAAP basis excluding the following items, as applicable:

Financial measures (1)	Excluded items
Asset impairment, exclusive of flagship store exit charges	Certain asset impairment charges
Operating income (loss)	Certain asset impairment charges
Income tax expense (benefit) (2)	Tax effect of pre-tax excluded items
Net income (loss) and net income (loss) per share attributable to A&F (2)	Pre-tax excluded items and the tax effect of pre-tax excluded items

(1)	Certain of these financial measures are also expressed as a percentage of net sales.

(2)	The tax effect of excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis.

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

A reconciliation of financial metrics on a constant currency basis to GAAP for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019 follows:

(in thousands, except change in net sales, gross profit rate, operating margin and per share data)	Thirteen Weeks Ended			Twenty-six Weeks Ended
Net sales	August 1, 2020	August 3, 2019	% Change	August 1, 2020	August 3, 2019	% Change
GAAP	$698,328	$841,078	(17)%	$1,183,687	$1,575,050	(25)%
Impact from changes in foreign currency exchange rates	—	(2,125)	—%	—	(8,948)	1%
Non-GAAP on a constant currency basis	$698,328	$838,953	(17)%	$1,183,687	$1,566,102	(24)%
Gross profit, exclusive of depreciation and amortization expense	August 1, 2020	August 3, 2019	BPS Change (1)	August 1, 2020	August 3, 2019	BPS Change (1)
GAAP	$423,608	$498,633	140	$687,753	$942,723	(180)
Impact from changes in foreign currency exchange rates	—	(1,408)	—	—	(7,456)	20
Non-GAAP on a constant currency basis	$423,608	$497,225	140	$687,753	$935,267	(160)
Operating income (loss)	August 1, 2020	August 3, 2019	BPS Change (1)	August 1, 2020	August 3, 2019	BPS Change (1)
GAAP	$14,143	$(39,484)	670	$(194,984)	$(66,742)	(1,230)
Excluded items (2)	(8,083)	—	(120)	(51,011)	—	(430)
Adjusted non-GAAP	$22,226	$(39,484)	790	$(143,973)	$(66,742)	(800)
Impact from changes in foreign currency exchange rates	—	926	(10)	—	(2,189)	10
Adjusted non-GAAP on a constant currency basis	$22,226	$(38,558)	780	$(143,973)	$(68,931)	(780)
Net income (loss) per diluted share attributable to A&F (3)	August 1, 2020	August 3, 2019	$ Change	August 1, 2020	August 3, 2019	$ Change
GAAP	$0.09	$(0.48)	$0.57	$(3.82)	$(0.76)	$(3.06)
Excluded items, net of tax (2)	(0.15)	—	(0.15)	(0.76)	—	(0.76)
Adjusted non-GAAP	$0.23	$(0.48)	$0.71	$(3.05)	$(0.76)	$(2.29)
Impact from changes in foreign currency exchange rates	—	0.02	(0.02)	—	(0.02)	0.02
Adjusted non-GAAP on a constant currency basis	$0.23	$(0.46)	$0.69	$(3.05)	$(0.79)	$(2.26)

(1)	The estimated basis point change has been rounded based on the change in the percentage of net sales.

(2)	Excluded items for the thirteen and twenty-six weeks ended August 1, 2020 consist of pre-tax store asset impairment charges and the tax effect of pre-tax excluded items.

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

The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.4 million and $1.0 million for the thirteen and twenty-six weeks ended August 1, 2020, respectively, and $0.8 million and $1.6 million for the thirteen and twenty-six weeks ended August 3, 2019, respectively. These gains are recorded in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Rabbi Trust assets are included in other assets on the Condensed Consolidated Balance Sheets as of August 1, 2020 and February 1, 2020, and are restricted in their use as noted above.

INTEREST RATE RISK

Prior to July 2, 2020, our exposure to market risk due to changes in interest rates related primarily to the increase or decrease in the amount of interest expense from fluctuations in the LIBO rate, or an alternate base rate associated with the Term Loan Facility and ABL Facility. On July 2, 2020 the Company issued the Senior Secured Notes due in 2025 with a 8.75% fixed interest rate per annum and repaid all outstanding borrowings under the Term Loan Facility and the ABL Facility, thereby eliminating any then existing market risk due to changes in interest rates. The Senior Secured Notes are exposed to interest rate risk that is limited to changes in fair value.

This analysis for the remainder of Fiscal 2020 may differ from the actual results due to potential changes in gross borrowings outstanding under the ABL Facility and potential changes in interest rate terms and limitations described within the credit agreement. The expected transition from the widespread use of LIBO rate to alternative rates over the next several years is not expected to have a material impact on the Company’s interest expense.

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

The Company has no outstanding foreign currency exchange contracts as of August 1, 2020, although the Company may enter into these contracts in future periods. Refer to Note 14, “DERIVATIVE INSTRUMENTS,” for the fair value of then outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of February 1, 2020.

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended August 1, 2020. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of August 1, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended August 1, 2020 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

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

Item 1A. Risk Factors.

The Company’s risk factors as of August 1, 2020 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2019 and those furnished under “Item 7.01, Regulation FD Disclosure” of A&F’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2020, other than those disclosed below due to the issuance of the Senior Secured Notes and termination of the Term Loan Facility during the thirteen weeks ended August 1, 2020. The COVID-19 pandemic may exacerbate the risks discussed within the aforementioned Annual Report on Form 10-K and Current Report on Form 8-K, certain of which have had and could continue to have a material effect on the Company.

The risk factor titled “Our credit facilities include restrictive covenants that limit our flexibility in operating our business and our inability to obtain credit on reasonable terms in the future could have an adverse impact on our business” has been modified to read in full as follows:

The agreements related to our senior secured asset-based revolving credit facility and our senior secured notes include restrictive covenants that limit our flexibility in operating our business and our inability to obtain credit on reasonable terms in the future could have an adverse impact on our business.

Our senior secured asset-based revolving credit agreement, as amended (the “ABL Facility”) expires on October 19, 2022 and our senior secured notes, which have a fixed 8.75% interest rate, will mature on July 15, 2025 (the “Senior Secured Notes”). Both our ABL Facility and the indenture governing our Senior Secured Notes contain restrictive covenants that, subject to specified exemptions, restrict, among other things, the following: our ability to incur, assume or guarantee additional indebtedness; grant or incur liens; sell or otherwise dispose of assets, including capital stock of subsidiaries; make investments in certain subsidiaries; pay dividends or make distributions on our capital stock; redeem or repurchase capital stock; change the nature of our business; and consolidate or merge with or into, or sell substantially all of our assets to another entity.

If an event of default occurs, any outstanding obligations under the Senior Secured Notes and the ABL Facility could be declared immediately due and payable or the lenders could foreclose on or exercise other remedies with respect to the assets securing the indebtedness under the Senior Secured Notes and the ABL Facility. In addition, there is no assurance that we would have the cash resources available to repay such accelerated obligations. In addition, the Senior Secured Notes and ABL Facility are secured by certain of our real property, intellectual property, general intangibles and receivables, among other things, and lenders may exercise remedies against the collateral in the event of our default.

We have, and expect to continue to have, a level of indebtedness. In addition, we may, from time to time, incur additional indebtedness. We may need to refinance all or a portion of our existing indebtedness before maturity, including the Senior Secured Notes, and any indebtedness under the ABL Facility. There can be no assurance that we would be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all. Changes in market conditions could potentially impact the size and terms of a replacement facility or facilities in the future. The inability to obtain credit on commercially reasonable terms in the future could adversely impact our liquidity and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the second quarter of Fiscal 2020 that were not registered under the Securities Act of 1933, as amended.

The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen weeks ended August 1, 2020:

Period (fiscal month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (3)
May 3, 2020 through May 30, 2020	2,487	$12.67	—	3,218,058
May 31, 2020 through July 4, 2020	3,873	$12.13	—	3,218,058
July 5, 2020 through August 1, 2020	1,089	$10.39	—	3,218,058
Total	7,449	$12.05	—	3,218,058

(1)	All 7,449 shares of A&F’s Common Stock purchased during the thirteen weeks ended August 1, 2020 were withheld for tax payments due upon the vesting of employee restricted stock units.

(2)	On June 12, 2019, A&F’s Board of Directors authorized the repurchase of 5.0 million shares of A&F’s Common Stock, which was announced on June 12, 2019.

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

4.1
Indenture, dated as of July 2, 2020, by and among Abercrombie & Fitch Management Co., Abercrombie & Fitch Co., as Parent, the other Guarantors party thereto and U.S. Bank National Association, as Trustee, Registrar, Paying Agent, and Notes Collateral Agent, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed on July 9, 2020 (File No. 001-12107).

4.2
Form of 8.75% Senior Secured Notes due 2025 (included in Exhibit 4.1), incorporated herein by reference to Exhibit 4.2 (which is in turn included in Exhibit 4.1) to A&F’s Current Report on Form 8-K dated and filed on July 9, 2020 (File No. 001-12107).

10.1
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors (as amended on May 20, 2020), incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed on May 21, 2020 (File No. 001-12107).

10.2
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates (as amended on May 20, 2020), incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed on May 21, 2020 (File No. 001-12107).

10.3
Separation Agreement entered into by and between Abercrombie & Fitch Management Co. and John Gabrielli, effective July 2, 2020, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K/A dated and filed on July 7, 2020 (File No. 001-12107).

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

Abercrombie & Fitch Co.

Date: September 8, 2020	By:	/s/ Scott Lipesky
Scott Lipesky
Senior Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)