Form 10-Q
period 2020-10-31
ABERCROMBIE & FITCH CO /DE/
filed 2020-12-07
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Shares outstanding as of December 2, 2020
$0.01 Par Value	62,390,672

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	$819,653	$863,472	$2,003,340	$2,438,522
Cost of sales, exclusive of depreciation and amortization	295,220	344,541	791,154	976,868
Gross profit	524,433	518,931	1,212,186	1,461,654
Stores and distribution expense	346,263	377,697	978,757	1,110,656
Marketing, general and administrative expense	121,000	114,075	326,509	341,716
Flagship store exit (benefits) charges	(8,063)	285	(12,490)	47,023
Asset impairment, exclusive of flagship store exit charges	6,329	12,610	57,340	14,987
Other operating loss (income), net	288	(215)	(1,562)	(465)
Operating income (loss)	58,616	14,479	(136,368)	(52,263)
Interest expense, net	8,808	2,922	19,277	4,908
Income (loss) before income taxes	49,808	11,557	(155,645)	(57,171)
Income tax expense (benefit)	5,779	3,987	38,565	(16,931)
Net income (loss)	44,029	7,570	(194,210)	(40,240)
Less: Net income attributable to noncontrolling interests	1,758	1,047	2,203	3,534
Net income (loss) attributable to A&F	$42,271	$6,523	$(196,413)	$(43,774)

Net income (loss) per share attributable to A&F
Basic	$0.68	$0.10	$(3.14)	$(0.67)
Diluted	$0.66	$0.10	$(3.14)	$(0.67)

Weighted-average shares outstanding
Basic	62,558	63,099	62,541	64,932
Diluted	63,877	63,911	62,541	64,932

Other comprehensive (loss) income
Foreign currency translation, net of tax	$2,142	$1,355	$5,477	$(5,219)
Derivative financial instruments, net of tax	(5,234)	(3,654)	1,224	(574)
Other comprehensive (loss) income	(3,092)	(2,299)	6,701	(5,793)
Comprehensive income (loss)	40,937	5,271	(187,509)	(46,033)
Less: Comprehensive income attributable to noncontrolling interests	1,758	1,047	2,203	3,534
Comprehensive income (loss) attributable to A&F	$39,179	$4,224	$(189,712)	$(49,567)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.
Condensed Consolidated Balance Sheets
(Thousands, except par value amounts)
(Unaudited)

	October 31, 2020	February 1, 2020
Assets
Current assets:
Cash and equivalents	$812,881	$671,267
Receivables	89,074	80,251
Inventories	545,548	434,326
Other current assets	73,776	78,905
Total current assets	1,521,279	1,264,749
Property and equipment, net	593,932	665,290
Operating lease right-of-use assets	955,781	1,230,954
Other assets	205,970	388,672
Total assets	$3,276,962	$3,549,665
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$334,775	$219,919
Accrued expenses	356,370	302,214
Short-term portion of operating lease liabilities	255,775	282,829
Income taxes payable	6,663	10,392
Total current liabilities	953,583	815,354
Long-term liabilities:
Long-term portion of operating lease liabilities	1,010,051	1,252,634
Long-term borrowings, net	343,559	231,963
Other liabilities	110,965	178,536
Total long-term liabilities	1,464,575	1,663,133
Stockholders’ equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	396,505	404,983
Retained earnings	2,067,521	2,313,745
Accumulated other comprehensive loss, net of tax (“AOCL”)	(102,185)	(108,886)
Treasury stock, at average cost: 40,916 and 40,514 shares as of October 31, 2020 and February 1, 2020, respectively	(1,513,495)	(1,552,065)
Total Abercrombie & Fitch Co. stockholders’ equity	849,379	1,058,810
Noncontrolling interests	9,425	12,368
Total stockholders’ equity	858,804	1,071,178
Total liabilities and stockholders’ equity	$3,276,962	$3,549,665

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended October 31, 2020
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, August 1, 2020	62,365	$1,033	$392,272	$7,929	$2,025,911	$(99,093)	40,935	$(1,514,442)	$813,610
Net income	—	—	—	1,758	42,271	—	—	—	44,029
Share-based compensation issuances and exercises	19	—	(436)	—	(661)	—	(19)	947	(150)
Share-based compensation expense	—	—	4,669	—	—	—	—	—	4,669
Derivative financial instruments, net of tax	—	—	—	—	—	(5,234)	—	—	(5,234)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	2,142	—	—	2,142
Distributions to noncontrolling interests, net	—	—	—	(262)	—	—	—	—	(262)
Ending balance at October 31, 2020	62,384	$1,033	$396,505	$9,425	$2,067,521	$(102,185)	40,916	$(1,513,495)	$858,804

	Thirteen Weeks Ended November 2, 2019
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, August 3, 2019	63,146	$1,033	$394,694	$11,318	$2,251,032	$(105,946)	40,154	$(1,548,836)	$1,003,295
Net income	—	—	—	1,047	6,523	—	—	—	7,570
Purchase of Common Stock	(412)	—	—	—	—	—	412	(5,730)	(5,730)
Dividends ($0.20 per share)	—	—	—	—	(12,574)	—	—	—	(12,574)
Share-based compensation issuances and exercises	23	—	(509)	—	(831)	—	(23)	1,159	(181)
Share-based compensation expense	—	—	5,796	—	—	—	—	—	5,796
Derivative financial instruments, net of tax	—	—	—	—	—	(3,654)	—	—	(3,654)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	1,355	—	—	1,355
Distributions to noncontrolling interests, net	—	—	—	(1,511)	—	—	—	—	(1,511)
Ending balance at November 2, 2019	62,757	$1,033	$399,981	$10,854	$2,244,150	$(108,245)	40,543	$(1,553,407)	$994,366

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Thirty-nine Weeks Ended October 31, 2020
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 1, 2020	62,786	$1,033	$404,983	$12,368	$2,313,745	$(108,886)	40,514	$(1,552,065)	$1,071,178
Net loss	—	—	—	2,203	(196,413)	—	—	—	(194,210)
Purchase of Common Stock	(1,397)	—	—	—	—	—	1,397	(15,172)	(15,172)
Dividends ($0.20 per share)	—	—	—	—	(12,556)	—	—	—	(12,556)
Share-based compensation issuances and exercises	995	—	(22,053)	—	(37,255)	—	(995)	53,742	(5,566)
Share-based compensation expense	—	—	13,575	—	—	—	—	—	13,575
Derivative financial instruments, net of tax	—	—	—	—	—	1,224	—	—	1,224
Foreign currency translation adjustments, net of tax	—	—	—	—	—	5,477	—	—	5,477
Distributions to noncontrolling interests, net	—	—	—	(5,146)	—	—	—	—	(5,146)
Ending balance at October 31, 2020	62,384	$1,033	$396,505	$9,425	$2,067,521	$(102,185)	40,916	$(1,513,495)	$858,804

	Thirty-nine Weeks Ended November 2, 2019
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 2, 2019	66,227	$1,033	$405,379	$9,721	$2,418,544	$(102,452)	37,073	$(1,513,604)	$1,218,621
Impact from adoption of the new lease accounting standard	—	—	—	—	(75,165)	—	—	—	(75,165)
Net loss	—	—	—	3,534	(43,774)	—	—	—	(40,240)
Purchase of Common Stock	(3,957)	—	—	—	—	—	3,957	(63,542)	(63,542)
Dividends ($0.60 per share)	—	—	—	—	(38,959)	—	—	—	(38,959)
Share-based compensation issuances and exercises	487	—	(13,862)	—	(16,496)	—	(487)	23,739	(6,619)
Share-based compensation expense	—	—	8,464	—	—	—	—	—	8,464
Derivative financial instruments, net of tax	—	—	—	—	—	(574)	—	—	(574)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(5,219)	—	—	(5,219)
Distributions to noncontrolling interests, net	—	—	—	(2,401)	—	—	—	—	(2,401)
Ending balance at November 2, 2019	62,757	$1,033	$399,981	$10,854	$2,244,150	$(108,245)	40,543	$(1,553,407)	$994,366

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Cash Flows
(Thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	October 31, 2020	November 2, 2019
Operating activities
Net loss	$(194,210)	$(40,240)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	127,248	124,910
Asset impairment	57,340	18,216
Loss on disposal	7,586	5,326
Provision for (benefit from) deferred income taxes	27,432	(20,631)
Share-based compensation	13,575	8,464
Changes in assets and liabilities:
Inventories	(109,665)	(154,791)
Accounts payable and accrued expenses	186,806	34,752
Operating lease right-of-use assets and liabilities	(41,976)	42,990
Income taxes	(7,168)	(2,264)
Other assets	30,403	(47,138)
Withdrawal of funds from Rabbi Trust assets	50,000	—
Other liabilities	11,523	(3,433)
Net cash provided by (used for) operating activities	158,894	(33,839)
Investing activities
Purchases of property and equipment	(91,748)	(154,373)
Net cash used for investing activities	(91,748)	(154,373)
Financing activities
Proceeds from issuance of senior secured notes	350,000	—
Proceeds from borrowings under the senior secured asset-based revolving credit facility	210,000	—
Repayment of borrowings under the term loan facility	(233,250)	(10,000)
Repayment of borrowings under the senior secured asset-based revolving credit facility	(210,000)	—
Payment of debt issuance costs and fees	(7,151)	—
Purchases of Common Stock	(15,172)	(63,542)
Dividends paid	(12,556)	(38,959)
Other financing activities	(11,742)	(10,407)
Net cash provided by (used for) financing activities	70,129	(122,908)
Effect of foreign currency exchange rates on cash	2,269	(2,686)
Net increase (decrease) in cash and equivalents, and restricted cash and equivalents	139,544	(313,806)
Cash and equivalents, and restricted cash and equivalents, beginning of period	692,264	745,829
Cash and equivalents, and restricted cash and equivalents, end of period	$831,808	$432,023
Supplemental information related to non-cash activities
Purchases of property and equipment not yet paid at end of period	$26,554	$36,951
Operating lease right-of-use assets additions, net of terminations, impairments and other reductions	$(41,305)	$293,281
Supplemental information related to cash activities
Cash paid for interest	$9,182	$12,022
Cash paid for income taxes	$10,412	$18,697
Cash received from income tax refunds	$4,001	$8,570
Cash paid for amounts included in measurement of operating lease liabilities	$224,827	$311,275

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

Interim financial statements

The Condensed Consolidated Financial Statements as of October 31, 2020, and for the thirteen and thirty-nine week periods ended October 31, 2020 and November 2, 2019, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2019 filed with the SEC on March 31, 2020. The February 1, 2020 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2020.

Use of estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved with estimates, actual results may differ. The extent to which the current outbreak of coronavirus disease (“COVID-19”) impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic and its impact on the length or frequency of store closures, and the extent to which COVID-19 will impact worldwide macroeconomic conditions including interest rates, the speed of the economic recovery, and governmental, business and consumer reactions to the pandemic. The Company’s assessment of these, as well as other factors, could impact management's estimates and result in material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Condensed Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

(in thousands)	Location	October 31, 2020	February 1, 2020	November 2, 2019	February 2, 2019
Cash and equivalents	Cash and equivalents	$812,881	$671,267	$410,775	$723,135
Long-term restricted cash and equivalents	Other assets	14,633	18,696	18,698	22,694
Short-term restricted cash and equivalents	Other current assets	4,294	2,301	2,550	—
Cash and equivalents and restricted cash and equivalents		$831,808	$692,264	$432,023	$745,829

3. IMPACT OF COVID-19

Recent developments

The Company has seen, and may continue to see, material adverse impacts as a result of COVID-19. The extent of future impacts of COVID-19 on the Company’s business, including the duration and impact on overall customer demand, are uncertain as current circumstances are dynamic and depend on future developments, including, but not limited to, the duration and spread of COVID- 19 and the availability and acceptance of an effective vaccine or medical treatments.

In January 2020, the Company began to experience business disruptions in the Asia-Pacific (“APAC”) region as a result of COVID-19. In February 2020, the situation escalated as the scope of COVID-19 worsened beyond the APAC region, with the United States (the “U.S.”) and the Europe, Middle East and Africa (“EMEA”) region experiencing significant outbreaks. In March 2020, the COVID-19 outbreak was declared to be a global pandemic by the World Health Organization. In response to COVID-19, certain governments have imposed travel restrictions and local statutory quarantines and the Company has recommended associates who are able to perform their role remotely continue to do so. The Company is reacting to COVID-19 on a daily basis, including by conforming to local government guidance and monitoring developments in government legislation or other government actions in response to the COVID-19 outbreak. The Company has also implemented a range of precautionary health and safety measures with the well-being of the Company’s customers, associates and business partners in mind.

As a result of COVID-19, in January 2020, the Company temporarily closed the majority of its stores in the APAC region and in March 2020, the Company temporarily closed its stores across brands in North America and the EMEA region. The majority of APAC stores were reopened during March 2020, and the Company began to reopen stores in North America and the EMEA region on a rolling basis in late April 2020. As of October 31, 2020, approximately 97% of Company-operated stores had reopened for in-store service, although many with modified operating hours. The Company plans to follow the guidance of local governments to determine when it can reopen stores that have been closed due to COVID-19 and to evaluate whether further store closures will be necessary.

The Company’s digital operations across brands have continued to serve the Company’s customers during this unprecedented period of temporary store closures as the Company’s distribution centers implemented enhanced cleaning and social distancing measures in order to remain operational. In response to elevated digital demand during this period, the Company has increased its omnichannel capabilities by continuing to offer Purchase-Online-Pickup-in-Store, including curbside pick-up at a majority of U.S. locations, and by utilizing ship-from-store capabilities. In addition, to prepare for the Fiscal 2020 holiday season, the Company has entered into a short-term lease for an additional distribution center and has partnered with incremental carriers.

Impact of COVID-19

The Company has seen, and may continue to see, material reductions in sales across brands and regions as a result of COVID-19. Total net sales decreased approximately 5% and 18% for the thirteen and thirty-nine weeks ended October 31, 2020 as compared to the comparable periods ended November 2, 2019, respectively. The year-over-year decrease in total net sales was primarily driven by temporary widespread store closures and a decline in traffic as compared to the previous year as a result of COVID-19. The year-over-year decline in store sales was partially offset by digital sales growth of approximately 43% and 42% for the thirteen and thirty-nine weeks ended October 31, 2020 as compared to the comparable periods ended November 2, 2019, respectively.

Primarily as a result of COVID-19 and the temporary closure of the Company’s stores, the Company recognized $14.8 million of charges to reduce the carrying value of inventory in cost of sales, exclusive of depreciation and amortization on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the thirteen weeks ended May 2, 2020.

During the thirty-nine weeks ended October 31, 2020, reductions in revenue have not been offset by proportional decreases in expense, as the Company continued to incur store occupancy costs such as operating lease costs, net of rent abatements agreed upon during the period, depreciation expense, and certain other costs such as compensation, net of government payroll relief, and administrative expenses resulting in a negative effect on the relationship between the Company’s costs and revenues. During this period, the Company suspended rent payments for a significant number of stores that were closed, and continues to engage with its landlords to find a mutually beneficial and agreeable path forward. The Company has elected to account for all qualifying lease concessions, those that are a direct consequence of COVID-19 and that result in revised lease consideration that is substantially the same or less than the original consideration, as if the enforceable rights and obligations associated with the concession existed in the original lease agreement. Rent abatements associated with such concessions are recognized in variable lease cost. Lease concessions granted as part of an agreement that substantially increases the total consideration as a result of the inclusion of additional terms, such as rent payments associated with a lease term extension, are treated as lease modifications. For stores where the Company suspended payments, the Company reclassified related amounts from operating lease liability to accrued expenses in the period during which rent was due, while continuing to recognize operating lease cost in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which among other things, provides refundable employee retention tax credits for wages paid to employees who are unable to work during the COVID-19 outbreak and the deferral of the employer–paid portion of social security taxes. Similar relief programs have also been established throughout the EMEA and APAC regions. Based on the Company's evaluation of the CARES Act and legislation across regions, the Company qualifies for certain payroll tax credits, and such government subsidies have been treated as offsets to the related operating expenses when recognized. During the thirteen and thirty-nine weeks ended October 31, 2020, the Company recognized qualified payroll tax credits reducing payroll expenses by approximately $2.8 million and $14.7 million, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), The Company intends to continue to defer qualified payroll and other tax payments as permitted by the CARES Act and other regional legislation.

The Company also recognized asset impairment charges related to the Company’s right-of-use assets and property and equipment of $6.3 million and $57.3 million during the thirteen and thirty-nine weeks ended October 31, 2020, respectively, which were principally the result of the impact of COVID-19 on store cash flows. Refer to Note 9, “ASSET IMPAIRMENT,” for additional information.

In addition, the Company has also experienced other material impacts as a result of COVID-19, such as deferred tax valuation allowances and other tax charges during the thirty-nine weeks ended October 31, 2020, adversely impacting results by $77.4 million. Refer to Note 11, “INCOME TAXES,” for additional information.

Balance sheet, cash flow and liquidity

During the thirty-nine weeks ended October 31, 2020, the Company has taken various actions to preserve liquidity and manage cash flows in order to best position the business for key stakeholders, including (i) partnering with merchandise and non-merchandise vendors in regards to payment terms; (ii) tightly managing inventory receipts to align inventory with expected market demand; (iii) significantly reducing expenses to better align operating costs with sales; and (iv) temporarily suspending its share repurchase program in March 2020 and its dividend program in May 2020. In addition, despite the Company's recent history of partnering with its vendors regarding payment terms, certain payment term extensions were temporary and certain previously deferred payments have since been made. There can be no assurance that the Company will be able to maintain extended payment terms or continue to defer payments, which may result in incremental operating cash outflows in future periods.

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

As of October 31, 2020, the Company had liquidity of $1.158 billion as compared to $913.8 million as of February 1, 2020, comprised of cash and equivalents and actual incremental borrowing available to the Company under the ABL Facility.

4. REVENUE RECOGNITION

Disaggregation of revenue

All revenues are recognized in net sales in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For information regarding the disaggregation of revenue, refer to Note 16, “SEGMENT REPORTING.”

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of October 31, 2020, February 1, 2020, November 2, 2019 and February 2, 2019:

(in thousands)	October 31, 2020	February 1, 2020	November 2, 2019	February 2, 2019
Gift card liability	$22,910	$28,844	$19,855	$26,062
Loyalty program liability	$19,640	$23,051	$21,396	$19,904

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Revenue associated with gift card redemptions and gift card breakage	$11,717	$12,653	$32,792	$40,729
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	$9,686	$9,249	$23,377	$23,795

5. NET INCOME (LOSS) PER SHARE

Net income (loss) per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of Class A Common Stock (“Common Stock”). Additional information pertaining to net income (loss) per share attributable to A&F follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Weighted-average treasury shares	(40,742)	(40,201)	(40,759)	(38,368)
Weighted-average — basic shares	62,558	63,099	62,541	64,932
Dilutive effect of share-based compensation awards	1,319	812	—	—
Weighted-average — diluted shares	63,877	63,911	62,541	64,932
Anti-dilutive shares (1)	1,828	2,912	1,988	1,572

(1)Reflects the total number of shares related to outstanding share-based compensation awards that have been excluded from the computation of net income (loss) per diluted share because the impact would have been anti-dilutive. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can achieve up to 200% of their target vesting amount and are reflected at the maximum vesting amount less any dilutive portion.

6. FAIR VALUE

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are prioritized based on a three-level hierarchy. The three levels of inputs to measure fair value are as follows:
•Level 1—inputs are unadjusted quoted prices for identical assets or liabilities that are available in active markets that the Company can access at the measurement date.
•Level 2—inputs are other than quoted market prices included within Level 1 that are observable for assets or liabilities, directly or indirectly.
•Level 3—inputs to the valuation methodology are unobservable.

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities that are measured at fair value on a recurring basis, as of October 31, 2020 and February 1, 2020 were as follows:

	Assets at Fair Value as of October 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$68,271	$43,596	$—	$111,867
Derivative instruments (2)	—	461	—	461
Rabbi Trust assets (3)	1	60,418	—	60,419
Restricted cash equivalents (4)	6,670	7,918	—	14,588
Total assets	$74,942	$112,393	$—	$187,335

Liabilities:
Derivative instruments (2)	$—	$367	$—	$367
Total liabilities	$—	$367	$—	$367

	Assets and Liabilities at Fair Value as of February 1, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$225	$58,447	$—	$58,672
Derivative instruments (2)	—	1,969	—	1,969
Rabbi Trust assets (3)	1	109,048	—	109,049
Restricted cash equivalents (4)	9,765	4,601	—	14,366
Total assets	$9,991	$174,065	$—	$184,056

Liabilities:
Derivative instruments (2)	$—	$1,460	$—	$1,460
Total liabilities	$—	$1,460	$—	$1,460

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

The Company’s Level 2 assets and liabilities consist of:
•Time deposits, which are valued at cost approximating fair value due to the short-term nature of these investments;
•Trust-owned life insurance policies which are valued using the cash surrender value of the life insurance policies; and
•Derivative instruments, primarily foreign currency exchange forward contracts, which are valued using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

Fair value of long-term borrowings

The Company’s borrowings under the Term Loan Facility and the Senior Secured Notes are carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. The carrying amount and fair value of the Company’s long-term gross borrowings were as follows:

(in thousands)	October 31, 2020	February 1, 2020
Gross borrowings outstanding, carrying amount	$350,000	$233,250
Gross borrowings outstanding, fair value	$374,063	$233,979

7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

(in thousands)	October 31, 2020	February 1, 2020
Property and equipment, at cost	$2,741,167	$2,744,967
Less: Accumulated depreciation and amortization	(2,147,235)	(2,079,677)
Property and equipment, net	$593,932	$665,290

Refer to Note 9, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019.

8. LEASES

The Company is a party to leases related to its Company-operated retail stores as well as for certain of its distribution centers, office space, information technology and equipment.

During thirty-nine weeks ended October 31, 2020, the Company suspended rent payments for a significant number of stores that were closed as a result of COVID-19, and continues to engage with its landlords to find a mutually beneficial and agreeable path forward. The Company has elected to account for all qualifying lease concessions, those that are a direct consequence of COVID-19 and that result in revised lease consideration that is substantially the same or less than the original consideration, as if the enforceable rights and obligations associated with the concession existed in the original lease agreement. Rent abatements associated with such concessions are recognized in variable lease cost. Lease concessions granted as part of an agreement that substantially increases the total consideration as a result of the inclusion of additional terms, such as rent payments associated with a lease term extension, are treated as lease modifications. For stores where the Company suspended payments, the Company reclassified related amounts from operating lease liability to accrued expenses in the period during which rent was due, while continuing to recognize operating lease cost in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

In addition, during the thirteen weeks ended October 31, 2020, the Company entered into a sublease agreement with a third party for the remaining lease term of one of its European Abercrombie & Fitch flagship store locations upon its expected closure during the thirteen weeks ending January 30, 2021. As of October 31, 2020, the Company's subleased property had a remaining lease term of 7.1 years with the sublease term from February 1, 2021 through November 30, 2027. The sublease arrangement provides for rent and occupancy related costs such as taxes, utilities and maintenance costs. Initial sublease terms provide for rent escalations based on the index under the lease, which were estimated upon initial measurement of the operating lease right-of-use asset and liability. The sublease agreement does not include residual value guarantees. Consistent with the Company's real estate leases, the sublease contains usage restrictions, but does not contain financial covenants and restrictions. Future minimum tenant operating lease payments remaining under this sublease as of October 31, 2020 were $29.0 million.

The following table provides a summary of the Company’s operating lease costs for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Single lease cost (1)	$83,743	$104,726	$264,932	$318,270
Variable lease cost (2)	14,428	25,990	61,763	129,073
Operating lease right-of-use asset impairment (3)	3,979	9,047	44,397	12,636
Total operating lease cost	$102,150	$139,763	$371,092	$459,979
(1)Includes amortization and interest expense associated with operating lease right-of-use assets and the impact from remeasurement of operating lease liabilities.
(2)Includes variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs, as well as rent abatements related to the effects of the COVID-19 pandemic that resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract.
(3)Refer to Note 9, “ASSET IMPAIRMENT,” for details related to operating lease right-of-use asset impairment charges.

During the thirty-nine weeks ended October 31, 2020 and November 2, 2019, the Company paid $224.8 million and $311.3 million, respectively, for amounts included in the measurement of operating lease liabilities, net of rent abatements agreed upon during the period. These payments are included within operating activities on the Condensed Consolidated Statements of Cash Flows.

As of October 31, 2020, the Company had minimum commitments related to additional operating lease contracts the terms of which have not yet commenced, primarily for its Company-operated retail stores, of approximately $3.3 million.

9. ASSET IMPAIRMENT

Asset impairment charges for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019 were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Operating lease right-of-use asset impairment (1)	$3,979	$9,047	$44,397	$12,636
Property and equipment asset impairment	2,350	3,563	12,943	5,580
Total asset impairment	$6,329	$12,610	$57,340	$18,216
(1)     Includes $3.2 million of operating lease right-of-use asset impairment related to flagship store exit charges for each of the thirteen and thirty-nine weeks ended November 2, 2019. Refer to Note 17, “FLAGSHIP STORE EXIT (BENEFITS) CHARGES.”

Asset impairment charges for the thirteen and thirty-nine weeks ended October 31, 2020 were principally the result of the impact of COVID-19 and were related to certain of the Company’s stores across brands, geographies and store formats. The impairment charges for the thirty-nine weeks ended October 31, 2020 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $102.2 million, including $94.2 million related to operating lease right-of-use assets.

Asset impairment charges for the thirteen weeks and thirty-nine weeks ended November 2, 2019, primarily related to certain of the Company’s international flagship stores. The impairment charges for the thirty-nine weeks ended November 2, 2019 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $36.8 million, including $32.3 million related to operating lease right-of-use assets.

10. RABBI TRUST ASSETS

As a precautionary measure and to preserve liquidity in light of the circumstances surrounding COVID-19, during the thirty-nine weeks ended October 31, 2020, the Company withdrew the majority of excess funds from the overfunded Rabbi Trust assets, providing the Company with $50.0 million of additional cash.

Investments of Rabbi Trust assets consisted of the following as of October 31, 2020 and February 1, 2020:

(in thousands)	October 31, 2020	February 1, 2020
Trust-owned life insurance policies (at cash surrender value)	$60,418	$109,048
Money market funds	1	1
Rabbi Trust assets	$60,419	$109,049

Realized gains resulting from the change in cash surrender value of the Rabbi Trust assets for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019 were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Realized gains related to Rabbi Trust assets	$391	$805	$1,369	$2,394

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

Impact of valuation allowances and other tax charges during Fiscal 2020

The Company’s effective tax rate for the thirty-nine weeks ended October 31, 2020 was impacted by $77.4 million of adverse tax impacts, ultimately giving rise to income tax expense on a consolidated pre-tax year-to-date loss. Further details regarding these adverse tax impacts are as follows:
•The Company anticipates pre-tax losses for the full fiscal year in certain jurisdictions, based on information currently available, primarily due to the significant adverse impacts of COVID-19. The Company did not recognize income tax benefits on $180.7 million of pre-tax losses during the thirty-nine weeks ended October 31, 2020, resulting in an adverse tax impact of $41.8 million.
•The Company recognized charges of $35.6 million related to the establishment of valuation allowances and other tax charges in certain jurisdictions during the thirty-nine weeks ended October 31, 2020, principally as a result of the significant adverse impacts of COVID–19. These charges related to valuation allowances recognized by the Company of $10.6 million and $6.0 million related to the U.S. and Germany, respectively, as well as valuation allowances and other tax charges in certain other jurisdictions against underlying tax asset balances that existed as of February 1, 2020. The Company also recognized valuation allowances of $78.9 million related to Switzerland with a U.S. branch equally offsetting amount, which in net, did not have an impact on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). Changes in assumptions may occur based on new information that becomes available resulting in adjustments in the period in which a determination is made.

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

Share-based compensation

Refer to Note 13, “SHARE-BASED COMPENSATION,” for details on income tax benefits and charges related to share-based compensation awards during the thirteen and thirty-nine weeks ended November 2, 2019.

12. BORROWINGS

Details on the Company’s long-term borrowings, net, as of October 31, 2020 and February 1, 2020 are as follows:

(in thousands)	October 31, 2020	February 1, 2020
Long-term portion of borrowings, gross at carrying amount	$350,000	$233,250
Unamortized fees	(6,441)	(932)
Unamortized discount	—	(355)
Long-term borrowings, net	$343,559	$231,963

Senior Secured Notes

On July 2, 2020, Abercrombie & Fitch Management Co. (“A&F Management”), a wholly-owned indirect subsidiary of A&F, completed the private offering of the Senior Secured Notes, with $350 million aggregate principal amount due in 2025 at an offering price of 100% of the principal amount thereof. The Senior Secured Notes were issued pursuant to an indenture, dated as of July 2, 2020, by and among A&F Management, A&F and certain of its wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, as trustee, and as collateral agent.

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

The Company recorded deferred financing fees associated with the issuance of the Senior Secured Notes, which are being amortized to interest expense over the contractual term of the Senior Secured Notes.

ABL Facility

The ABL Facility, which was entered into on August 7, 2014 through A&F Management as the lead borrower (with A&F and certain other subsidiaries of A&F as borrowers or guarantors) and later amended on October 19, 2017, provides for a senior secured asset-based revolving credit facility of up to $400 million (the “ABL Facility”).

The ABL Facility will mature on October 19, 2022.

As a precautionary measure and to improve the Company’s cash position in light of the circumstances surrounding COVID-19, during the thirteen weeks ended May 2, 2020, the Company borrowed $210.0 million under the ABL Facility. During the thirteen weeks ended August 1, 2020, the Company used a portion of the net proceeds from the offering of the Senior Secured Notes and cash on hand to repay all outstanding borrowings under the ABL Facility.

The Company did not have any borrowings outstanding under the ABL Facility as of October 31, 2020 or as of February 1, 2020.

As of October 31, 2020, the Company had availability under the ABL Facility of $383.7 million, net of $0.8 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility, actual incremental borrowing available to the Company under the ABL Facility was $345.2 million as of October 31, 2020.

The provisions under the credit agreement applicable to the ABL Facility have not changed from those described in Note 12, “BORROWINGS,” in the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2019.

Term Loan Facility

The Term Loan Facility, which was entered into on August 7, 2014 through A&F Management as the lead borrower (with A&F and certain other subsidiaries of A&F as borrowers or guarantors) and later amended on June 22, 2018, provided for a term loan facility of $300 million.

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

The Term Loan Facility was previously scheduled to mature on August 7, 2021.

Representations, warranties and covenants

The agreements related to the Senior Secured Notes and ABL Facility contain various representations, warranties and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of the Company and its subsidiaries to: grant or incur liens; incur, assume or guarantee additional indebtedness; sell or otherwise dispose of assets, including capital stock of subsidiaries; make investments in certain subsidiaries; pay dividends, make distributions or redeem or repurchase capital stock; change the nature of their business; and consolidate or merge with or into, or sell substantially all of the Company’s or A&F Management’s assets to, another entity.

The Senior Secured Notes are guaranteed on a senior secured basis, jointly and severally, by A&F and each of the existing and future wholly-owned domestic restricted subsidiaries of A&F that guarantee or will guarantee A&F Management’s ABL Facility or certain future capital markets indebtedness.

Certain of the agreements related to the Senior Secured Notes and ABL Facility also contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance and providing additional guarantees and collateral in certain circumstances.

The Company was in compliance with all debt covenants under these agreements as of October 31, 2020.

13. SHARE-BASED COMPENSATION

Financial statement impact

The following table details share-based compensation expense and the related income tax impacts for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Share-based compensation expense	$4,669	$5,796	$13,575	$8,464
Income tax benefit associated with share-based compensation expense recognized (1)	$—	$1,211	$—	$1,566
(1)    No income tax benefit was recognized related to share-based compensation expense during the thirteen and thirty-nine weeks ended October 31, 2020 due to the U.S. being a loss jurisdiction.

The following table details discrete income tax benefits and charges related to share-based compensation awards during the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Income tax discrete benefits realized for tax deductions related to the issuance of shares (1)	$—	$6	$—	$1,175
Income tax discrete charges realized upon cancellation of stock appreciation rights (1)	—	(447)	—	(611)
Total income tax discrete (charges) benefits related to share-based compensation awards	$—	$(441)	$—	$564
(1)    No income tax benefits or charges related to these items were recognized during the thirteen and thirty-nine weeks ended October 31, 2020 due to the U.S. being a loss jurisdiction.

The following table details the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Employee tax withheld upon issuance of shares (1)	$150	$181	$5,566	$6,619
(1)    Classified within other financing activities on the Condensed Consolidated Statements of Cash Flows.

Restricted stock units

The following table summarizes activity for restricted stock units for the thirty-nine weeks ended October 31, 2020:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares (1)	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at February 1, 2020	1,676,831	$18.68	747,056	$15.11	421,784	$23.05
Granted	2,280,194	8.57	—	—	519,905	16.24
Adjustments for performance achievement	—	—	38,381	11.37	134,122	11.79
Vested	(790,429)	17.42	(481,304)	9.63	(350,447)	11.79
Forfeited	(107,795)	13.83	(6,917)	22.80	(3,485)	35.61
Unvested at October 31, 2020 (2)	3,058,801	$11.63	297,216	$22.43	721,879	$21.46
(1)    Includes 66,624 unvested restricted stock units as of October 31, 2020, subject to vesting requirements related to the achievement of certain performance metrics, such as operating income and net income, for the fiscal year immediately preceding the vesting date. Holders of these restricted stock units have the opportunity to earn back one or more installments of the award if the cumulative performance requirements are met in a subsequent year.
(2)    Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Certain unvested shares related to restricted stock units with performance-based vesting conditions can be achieved at up to 200% of their target vesting amount.

The following table details unrecognized compensation cost and the remaining weighted-average period these costs are expected to be recognized for restricted stock units as of October 31, 2020:

(in thousands)	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost	$27,879	$—	$9,939
Remaining weighted-average period cost is expected to be recognized (years)	1.3	0.0	1.1

Additional information pertaining to restricted stock units for the thirty-nine weeks ended October 31, 2020 and November 2, 2019 follows:

(in thousands)	October 31, 2020	November 2, 2019
Service-based restricted stock units:
Total grant date fair value of awards granted	$19,541	$16,175
Total grant date fair value of awards vested	$13,769	$13,087

Performance-based restricted stock units:
Total grant date fair value of awards granted	$—	$5,379
Total grant date fair value of awards vested	$4,635	$—

Market-based restricted stock units:
Total grant date fair value of awards granted	$8,443	$4,176
Total grant date fair value of awards vested	$4,132	$511

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively, were as follows:

	October 31, 2020	November 2, 2019
Grant date market price	$12.31	$25.34
Fair value	$16.24	$36.24
Assumptions:
Price volatility	67%	57%
Expected term (years)	2.4	2.9
Risk-free interest rate	0.2%	2.2%
Dividend yield	—%	3.2%
Average volatility of peer companies	66.0%	40.0%
Average correlation coefficient of peer companies	0.4967	0.2407

Stock appreciation rights

The following table summarizes stock appreciation rights activity for the thirty-nine weeks ended October 31, 2020:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (years)
Outstanding at February 1, 2020	796,725	$40.06
Granted	—	—
Exercised	—	—
Forfeited or expired	(382,225)	47.87
Outstanding at August 1, 2020	414,500	$32.86	$—	3.2
Stock appreciation rights exercisable at October 31, 2020	414,500	$32.86	$—	3.2
Stock appreciation rights expected to become exercisable in the future as of October 31, 2020	—	$—	$—	0.0

No stock appreciation rights were exercised during the thirty-nine weeks ended October 31, 2020. Additional information pertaining to stock appreciation rights for the thirty-nine weeks ended November 2, 2019 follows:

(in thousands)	November 2, 2019
Total grant date fair value of awards exercised	$620

14. DERIVATIVE INSTRUMENTS

The Company is exposed to risks associated with changes in foreign currency exchange rates and uses derivative instruments, primarily forward contracts, to manage the financial impacts of these exposures. The Company does not use forward contracts to engage in currency speculation and does not enter into derivative financial instruments for trading purposes.

The Company uses derivative instruments, primarily foreign currency exchange forward contracts designated as cash flow hedges, to hedge the foreign currency exchange rate exposure associated with forecasted foreign currency denominated intercompany inventory sales to foreign subsidiaries and the related settlement of the foreign currency denominated intercompany receivables. Fluctuations in foreign currency exchange rates will either increase or decrease the Company’s intercompany equivalent cash flows and affect the Company’s U.S. Dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed upon settlement date. These foreign currency exchange forward contracts typically have a maximum term of twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in AOCL into earnings.

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

As of October 31, 2020, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory sales, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount (1)
Euro	$65,537
British pound	$29,603
Canadian dollar	$11,239
(1)    Amount reported is the U.S. Dollar notional amount outstanding as of October 31, 2020.

The fair value of derivative instruments is valued using quoted market prices of the same or similar instruments, adjusted for counterparty risk. The location and amounts of derivative fair values of foreign currency exchange forward contracts on the Condensed Consolidated Balance Sheet as of February 1, 2020 were as follows:

(in thousands)	Location	October 31, 2020	February 1, 2020	Location	October 31, 2020	February 1, 2020
Derivatives designated as cash flow hedging instruments	Other current assets	$461	$1,869	Accrued expenses	$367	$1,377
Derivatives not designated as hedging instruments	Other current assets	—	100	Accrued expenses	—	83
Total		$461	$1,969		$367	$1,460

As a result of COVID-19, there was a significant change in the expected timing of previously hedged intercompany sales transactions, resulting in a dedesignation of the related hedge instruments. At the time of dedesignation of these hedges, they were in a net gain position of approximately $12.6 million. Due to the extenuating circumstances leading to dedesignation, gains associated with these hedges at the time of dedesignation are deferred in AOCL until being reclassified into cost of goods sold, exclusive of depreciation and amortization when the originally forecasted transactions occur and the hedged items affect earnings. During the thirty-nine weeks ended October 31, 2020, $11.1 million had been reclassified from AOCL into earnings. During the thirty-nine weeks ended October 31, 2020 and subsequent to the dedesignation of these hedges, these hedge contracts were settled.

Information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019 follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Gain (loss) recognized in AOCL (1)	$93	$(1,136)	$12,328	$5,918
Gain reclassified from AOCL into cost of sales, exclusive of depreciation and amortization (2)	$5,327	$2,541	$11,104	$6,845
(1)Amount represents the change in fair value of derivative contracts.
(2)Amount represents gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the hedged item affects earnings, which is when merchandise is converted to cost of sales, exclusive of depreciation and amortization.

Substantially all of the unrealized gain will be recognized in costs of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the next twelve months.

Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019 follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
(Loss) gain recognized in other operating (income) loss, net	$—	$(1,023)	$742	$157

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

For the thirteen and thirty-nine weeks ended October 31, 2020, the activity in AOCL was as follows:

	Thirteen Weeks Ended October 31, 2020
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at August 1, 2020	$(106,632)	$7,539	$(99,093)
Other comprehensive income before reclassifications	2,142	93	2,235
Reclassified gain from accumulated other comprehensive loss (1)	—	(5,327)	(5,327)
Other comprehensive income (loss) after reclassifications (2)	2,142	(5,234)	(3,092)
Ending balance at October 31, 2020	$(104,490)	$2,305	$(102,185)

	Thirty-nine Weeks Ended October 31, 2020
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 1, 2020	$(109,967)	$1,081	$(108,886)
Other comprehensive income before reclassifications	5,477	12,328	17,805
Reclassified gain from accumulated other comprehensive loss (1)	—	(11,104)	(11,104)
Other comprehensive income after reclassifications (2)	5,477	1,224	6,701
Ending balance at October 31, 2020	$(104,490)	$2,305	$(102,185)

(1)    Amount represents gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(2)    No tax effect was recognized during the thirteen and thirty-nine weeks ended October 31, 2020 due to the U.S. being a loss jurisdiction.

For the thirteen and thirty-nine weeks ended November 2, 2019, the activity in AOCL was as follows:

	Thirteen Weeks Ended November 2, 2019
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at August 3, 2019	$(111,461)	$5,515	$(105,946)
Other comprehensive (loss) income before reclassifications	1,355	(1,136)	219
Reclassified gain from accumulated other comprehensive loss (1)	—	(2,541)	(2,541)
Tax effect	—	23	23
Other comprehensive income (loss) after reclassifications	1,355	(3,654)	(2,299)
Ending balance at November 2, 2019	$(110,106)	$1,861	$(108,245)

	Thirty-nine Weeks Ended November 2, 2019
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 2, 2019	$(104,887)	$2,435	$(102,452)
Other comprehensive (loss) income before reclassifications	(5,219)	5,918	699
Reclassified gain from accumulated other comprehensive loss (1)	—	(6,845)	(6,845)
Tax effect	—	353	353
Other comprehensive (loss) income after reclassifications	(5,219)	(574)	(5,793)
Ending balance at November 2, 2019	$(110,106)	$1,861	$(108,245)

(1)    Amount represents gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The Company’s net sales by operating segment for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019 were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Hollister	$476,665	$514,772	$1,178,925	$1,447,975
Abercrombie	342,988	348,700	824,415	990,547
Total	$819,653	$863,472	$2,003,340	$2,438,522

Net sales by geographic area are presented by attributing revenues to an individual country on the basis of the country in which the merchandise was sold for in-store purchases and on the basis of the shipping location provided by customers for digital orders. The Company’s net sales by geographic area for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019 were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
U.S.	$557,814	$583,593	$1,339,347	$1,596,723
EMEA	190,214	191,977	474,165	566,563
APAC	43,618	55,910	117,768	188,836
Other	28,007	31,992	72,060	86,400
International	$261,839	$279,879	$663,993	$841,799
Total	$819,653	$863,472	$2,003,340	$2,438,522

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

As part of this ongoing effort, the Company recently announced the early exit of four European Abercrombie & Fitch flagship locations. Three of the leases will be transferred through assignment while the fourth lease will be subleased to a new tenant. The Company no longer has lease obligations beyond Fiscal 2020 for the three transfers and is scheduled to receive payments to fully offset its lease obligations on the sublease. Refer to Note 8, “ LEASES,” for additional information on the sublease arrangement.

Future fixed lease payments associated with closed flagship stores are reflected within short-term and long-term operating lease liabilities on the Condensed Consolidated Balance Sheets. Future fixed lease payments associated with flagship stores that were closed as of October 31, 2020, excluding the subleased flagship store, are scheduled to be paid through the fiscal year ending January 30, 2029 (“Fiscal 2028”) and are not expected to exceed $15 million in aggregate in any fiscal year.

The Company recognizes impacts related to the exit of its flagship stores in flagship store exit (benefits) charges on the Consolidated Statements of Operations and Comprehensive Income (Loss). Details of the (benefits) charges incurred during the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019 related to this initiative follow:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Operating lease cost	(1,729)	—	(6,959)	46,716
Gain on lease assignment	(5,237)	—	(5,237)	—
Asset disposals and other store-closure costs (1)	(405)	—	(3,610)	(1,687)
Employee severance and other employee transition costs	(692)	285	3,316	1,994
Total flagship store exit (benefits) charges	$(8,063)	$285	$(12,490)	$47,023
(1)    Amounts represent costs incurred or benefits associated with returning the store to its original condition, including updated estimates to previously established accruals for asset retirement obligations and costs to remove inventory and store assets.

As the Company continues its ‘Global Store Network Optimization’ efforts, it may incur future cash expenditures or incremental charges or realize benefits not currently contemplated due to events that may occur as a result of, or that are associated with, previously announced flagship store closures and flagship store closures that have not yet been finalized. At this time, the Company is not able to quantify the amount of future impacts, including any cash expenditures that may take place in future periods resulting from any potential flagship store closures given the unpredictable nature of lease exit negotiations and ultimate lease renewal decisions.

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

INTRODUCTION

MD&A is provided as a supplement to the accompanying Condensed Consolidated Financial Statements and notes thereto to help provide an understanding of the Company’s results of operations, financial condition, and liquidity. MD&A is organized as follows:

•Overview. This section provides a general description of the Company’s business and certain segment information.

•Current Trends and Outlook. This section provides a discussion related to COVID-19’s impact on the Company’s business and other certain risks and challenges, as well as a summary of the Company’s performance for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019.

•Results of Operations. This section provides an analysis of certain components of the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019.

•Liquidity and Capital Resources. This section provides a discussion of the Company’s financial condition, changes in financial condition and liquidity as of October 31, 2020, which includes (i) an analysis of changes in cash flows for the thirty-nine weeks ended October 31, 2020 as compared to the thirty-nine weeks ended November 2, 2019; and (ii) an analysis of liquidity, including a discussion related to preserving liquidity during COVID-19, remaining availability under the ABL Facility, the Company’s share repurchase and dividend programs, and outstanding debt and covenant compliance.

•Recent Accounting Pronouncements. The recent accounting pronouncements the Company has adopted or is currently evaluating, including the dates of adoption and/or expected dates of adoption, and anticipated effects on the Company’s Condensed Consolidated Financial Statements, are discussed, as applicable.

•Critical Accounting Policies and Estimates. This section discusses accounting policies considered to be important to the Company’s results of operations and financial condition, which typically require significant judgment and estimation on the part of management in their application.

•Non-GAAP Financial Measures. MD&A provides a discussion of certain financial measures that have been determined to not be in accordance with GAAP. This section includes certain reconciliations for non-GAAP financial measures and additional details on these financial measures, including information as to why the Company believes the non-GAAP financial measures provided within MD&A are useful to investors.

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

Macroeconomic and industry risks include:
•Changes in global economic and financial conditions, and the resulting impact on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits could have a material adverse impact on our business;
•Failure to engage our customers, anticipate customer demand and changing fashion trends, and manage our inventory commensurately could have a material adverse impact on our business;
•Our failure to operate in a highly competitive and constantly evolving industry could have a material adverse impact on our business;
•Fluctuations in foreign currency exchange rates could have a material adverse impact on our business;

•Our ability to attract customers to our stores depends, in part, on the success of the shopping malls or area attractions that our stores are located in or around;
•The impact of war, acts of terrorism, mass casualty events or civil unrest could have a material adverse impact on our business;
•The impact of extreme weather, infectious disease outbreaks, including COVID-19, and other unexpected events could result in an interruption to our business, as well as to the operations of our third-party partners, and have a material adverse impact on our business; and
•The current outbreak of the novel coronavirus, or COVID‐19, has materially adversely impacted and disrupted, and may continue to materially adversely impact and cause disruption to, our business, financial performance and condition, operating results, liquidity and cash flows. The spread of the COVID‐19 outbreak has caused significant disruptions in the United States and global economy, the extent of the impact and duration of which is not yet known. Any future outbreak of any other highly infectious or contagious disease could have a similar impact.

Strategic risks include:
•Failure to successfully develop an omnichannel shopping experience, a significant component of our growth strategy, or failure to successfully invest in customer, digital and omnichannel initiatives could have a material adverse impact on our business;
•Our failure to optimize our global store network could have a material adverse impact on our business; and
•Our failure to execute our international growth strategy successfully and inability to conduct business in international markets as a result of legal, tax, regulatory, political and economic risks could have a material adverse impact on our business.

Operational risks include:
•Failure to protect our reputation could have a material adverse impact on our business;
•If our information technology systems are disrupted or cease to operate effectively it could have a material adverse impact on our business;
•We may be exposed to risks and costs associated with cyber-attacks, data protection, credit card fraud and identity theft that could have a material adverse impact on our business;
•Our reliance on our distribution centers makes us susceptible to disruptions or adverse conditions affecting our supply chain;
•Changes in the cost, availability and quality of raw materials, labor, transportation, and trade relations could have a material adverse impact on our business;
•We depend upon independent third parties for the manufacture and delivery of all our merchandise, and a disruption of the manufacture or delivery of our merchandise could have a material adverse impact on our business; and
•We rely on the experience and skills of our executive officers and associates, and the failure to attract or retain this talent, or effectively manage succession could have a material adverse impact on our business.

Legal, tax, regulatory and compliance risks include:
•Fluctuations in our tax obligations and effective tax rate may result in volatility in our results of operations and could have a material adverse impact on our business;
•Our litigation exposure, or any securities litigation and shareholder activism, could have a material adverse impact on our business;
•Failure to adequately protect our trademarks could have a negative impact on our brand image and limit our ability to penetrate new markets which could have a material adverse impact on our business;
•Changes in the regulatory or compliance landscape could have a material adverse impact on our business; and
•The agreements related to our senior secured asset-based revolving credit facility and our senior secured notes include restrictive covenants that limit our flexibility in operating our business and our inability to obtain credit on reasonable terms in the future could have an adverse impact on our business.

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

CURRENT TRENDS AND OUTLOOK

COVID-19

In January 2020, the Company began to experience business disruptions in the Asia-Pacific (“APAC”) region as a result of COVID-19. In February 2020, the situation escalated as the scope of COVID-19 worsened beyond the APAC region, with the United States (the “U.S.”) and the Europe, Middle East and Africa (“EMEA”) region experiencing significant outbreaks. In March 2020, the COVID-19 outbreak was declared to be a global pandemic by the World Health Organization. In response to COVID-19, certain governments have imposed travel restrictions and local statutory quarantines and the Company has recommended associates who are able to perform their role remotely continue to do so. The Company is reacting to COVID-19 on a daily basis, including by conforming to local government guidance and monitoring developments in government legislation or other government actions in response to the COVID-19 outbreak.

As a result of COVID-19, in January 2020, the Company temporarily closed the majority of its stores in the APAC region and in March 2020, the Company temporarily closed its stores across brands in North America and the EMEA region. The majority of APAC stores were reopened during March 2020, and the Company began to reopen stores in North America and the EMEA region on a rolling basis in late April 2020. The Company had reopened approximately 97% of Company-operated stores for in-store service as of October 31, 2020. Since October 31, 2020, the Company has experienced additional store reclosures in response to COVID-19, primarily in the EMEA region, most of which have since reopened. As of December 4, 2020 approximately 98% of the Company-operated stores were open for in-store service. The Company plans to follow the guidance of local governments to determine when it can reopen closed stores and to evaluate whether further store closures will be necessary.

The Company has also implemented a range of precautionary health and safety measures with the well-being of the Company’s customers, associates and business partners in mind, including:
•Requiring associates to use face coverings, depending on geographic region;
•Encouraging or requiring customers to use face coverings, depending on geographic region;
•Conducting associate wellness checks in accordance with local government direction;
•Enhancing cleaning routines and installing plexiglass barriers in the majority of store locations;
•Implementing various measures to encourage social distancing, including managing occupancy limits;
•Encouraging contactless payment options, where available;
•Opening fitting rooms where permissible, with additional cleaning procedures for clothing that has been tried on;
•Removing returned merchandise from the sales floor for a period of time where mandated by local government;
•Reducing store hours in select locations;
•Continuing to offer Purchase-Online-Pickup-in-Store;
•Increasing its omnichannel capabilities by introducing curbside pick-up at a majority of U.S. locations;
•Following recommended cleaning and distancing measures in the Company's distribution centers; and
•Maximizing work-from-home and digital collaboration alternatives to minimize in-person meetings whenever possible.

The Company has seen, and may continue to see, material reductions in sales across brands and regions as a result of COVID-19. Total net sales decreased approximately 5% and 18% for the thirteen and thirty-nine weeks ended October 31, 2020 as compared to the comparable periods ended November 2, 2019, respectively, primarily driven by temporary store closures and a decline in traffic as compared to the previous year as a result of COVID-19. For the U.S. and the EMEA region, which collectively accounted for 89% of total net sales in Fiscal 2019, the Company experienced sales productivity for reopened stores of approximately 75%, as compared to last year’s levels during the thirteen weeks ended October 31, 2020.

The Company’s digital operations across brands have continued to serve the Company’s customers during this unprecedented period of temporary store closures as the Company’s distribution centers implemented enhanced cleaning and social distancing measures in order to remain operational. In response to elevated digital demand during this period, the Company has increased its omnichannel capabilities by continuing to offer Purchase-Online-Pickup-in-Store, including curbside pick-up at a majority of U.S. locations, and by utilizing ship-from-store capabilities. In addition, to prepare for the Fiscal 2020 holiday season, the Company has entered into a short-term lease for an additional distribution center and has partnered with incremental carriers. Digital sales increased approximately 43% and 42% for the thirteen and thirty-nine weeks ended October 31, 2020 as compared to the comparable periods ended November 2, 2019, respectively. Despite the recent strength in digital sales, the Company has historically generated the majority of its annual net sales through stores and there can be no assurance that the current performance in the digital channel will continue.

The Company has seen, and may continue to see, material adverse impacts as a result of COVID-19. The extent of future impacts of COVID-19 on the Company’s business, including the duration and impact on overall customer demand, are uncertain as current circumstances are dynamic and depend on future developments, including, but not limited to, the duration and spread of COVID- 19 and the availability and acceptance of an effective vaccine or medical treatments.

The Company is also focused on managing inventories and the impacts COVID-19 has had, and continues to have, on its global supply chain, including potential disruptions of product deliveries. The Company sources the majority of its merchandise outside of the U.S. through arrangements with vendors primarily located in southeast Asia and, as of October 31, 2020, the vast majority of the factories the Company partners with were operating at full capacity. In order to complete production, these manufacturing factories are dependent on raw materials from fabric mills that are primarily located in the APAC region. The Company continues to collaborate with its third-party partners to mitigate significant delays in delivery of merchandise. During Fiscal 2020, the Company has reduced certain orders that were not already in production, delayed and altered the cadence of deliveries and implemented various strategies to tightly manage inventories, including utilizing ship-from-store capabilities in select locations.

Despite these near-term challenges presented by COVID-19, the Company remains committed to, and confident in, its long-term vision. The Company continues to evaluate opportunities to make progress against its key transformation initiatives while balancing the near-term challenges and unprecedented uncertainty presented by COVID-19. The Company’s progress executing against the following key transformation initiatives has created the foundation to allow the Company to respond quickly to COVID-19:
•Optimizing the global store network;
•Enhancing digital and omnichannel capabilities;
•Increasing the speed and efficiency of the concept-to-customer product life cycle by further investing in capabilities to position the supply chain for greater speed, agility and efficiency, while leveraging data and analytics to offer the right product at the right time and the right price; and
•Improving customer engagement through loyalty programs and marketing optimization.

The Company entered this period of uncertainty with a healthy liquidity position and has taken and continues to take immediate, aggressive and prudent actions, including reevaluating all expenditures, to balance short and long-term liquidity needs, in order to best position the business for its key stakeholders. Actions to preserve liquidity and manage cash flows during Fiscal 2020, include, but are not limited to:
•Partnering with merchandise and non-merchandise vendors in regards to payment terms;
•Tightly managing inventory receipts to align inventory with expected market demand;
•Reducing expenses to better align operating costs with sales;
•Borrowed $210.0 million under the ABL Facility in March 2020 which was then repaid in July 2020 along with the Term Loan Facility;
•Completed a private offering of $350.0 million aggregate principal amount of senior secured notes;
•Withdrew $50.0 million from the overfunded Rabbi Trust assets, which represented the majority of excess funds;
•Temporarily suspended the Company's share repurchase and dividend programs; and
•Assessing government policy and economic stimulus responses to COVID-19 for both business and individuals.

In addition, despite the Company's recent history of partnering with its vendors regarding payment terms, certain payment term extensions were temporary and certain previously deferred payments have since been made. There can be no assurance that the Company will be able to maintain extended payment terms or continue to defer payments, which may result in incremental operating cash outflows in future periods.

As of October 31, 2020, the Company had liquidity of $1.158 billion as compared to $913.8 million as of February 1, 2020, comprised of cash and equivalents and actual incremental borrowing available to the Company under the ABL Facility.

It is possible that our preparations for the events listed above are not adequate to mitigate their impact, and that these events could further adversely affect our business and results of operations. For a discussion of significant risks that have the potential to cause our actual results to differ materially from our expectations, refer to the disclosures under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2019. as well as the discussion provided in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2020 and in “ITEM 1A. RISK FACTORS” of this Quarterly Report on Form 10-Q.

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

Global Store Network Optimization
A component of optimizing the Company’s global store fleet is pivoting away from large format flagship stores and striving towards opening smaller, more productive omnichannel focused brand experiences that cater to local customers. As a result, the Company has closed certain of its flagship stores and may have additional closures in the future as the Company executes against this strategy. Although some of these closures may be completed through natural lease expirations, certain other of the Company’s leases include early termination options that can be exercised under specific conditions. The Company may also elect to exit or modify other leases, and could incur charges or realize benefits related to these actions.

As part of its ongoing global store network optimization, the Company recently announced the early exit of four European Abercrombie & Fitch flagship locations. The Dusseldorf flagship closed during the third quarter of Fiscal 2020, and the London, Munich and Paris flagships will close by the end of Fiscal 2020, all well ahead of their natural lease expirations. Three of the leases will be transferred through assignment while the fourth lease will be subleased to a new tenant. The Company no longer has lease obligations beyond Fiscal 2020 for the three transfers and is scheduled to receive payments to fully offset its lease obligations on the sublease. In addition to these four early lease exits, the Brussels, Madrid and Fukuoka Abercrombie & Fitch flagships are expected to close by the end of Fiscal 2020 due to natural lease expirations. These recent actions removed approximately $85 million of lease liabilities from the balance sheet, and will leave the Company with eight operating flagships at the end of Fiscal 2020, down from 15 at the beginning of Fiscal 2020.

Details related to recently closed flagship stores follow:

Brand (1)	Flagship location	Timing of store closure
Abercrombie & Fitch	Pedder Street, Hong Kong Special Administrative Region, China	First quarter of Fiscal 2017
Abercrombie & Fitch	Copenhagen, Denmark	First quarter of Fiscal 2019
Hollister	SoHo, New York City, U.S.	Second quarter of Fiscal 2019
Abercrombie	Milan, Italy	Fourth quarter of Fiscal 2019
abercrombie kids (2)	London, United Kingdom	Fourth quarter of Fiscal 2019
Abercrombie	Dusseldorf, Germany	Third quarter of Fiscal 2020
(1)    Abercrombie includes the Abercrombie & Fitch and abercrombie kids brands and, when used in the table above, signifies a location with an abercrombie kids carveout within an Abercrombie & Fitch store that would be represented as a single store count.
(2)    The abercrombie kids store in London is expected to be converted to corporate office space to be utilized as the Company’s EMEA regional headquarters.

Additional details related to store count and gross square footage follow:

	Hollister (1)		Abercrombie (2)		Total Company
	U.S.	International	U.S.	International	U.S.	International	Total
Number of stores:
February 1, 2020	391	155	256	52	647	207	854
New	2	2	4	4	6	6	12
Permanently closed	(7)	(3)	(5)	(2)	(12)	(5)	(17)
October 31, 2020	386	154	255	54	641	208	849
Gross square footage (in thousands):
October 31, 2020	2,568	1,257	1,817	575	4,385	1,832	6,217
(1)     Locations with Gilly Hicks carveouts within Hollister stores are represented as a single store count. Excludes nine international franchise stores as of each of October 31, 2020 and February 1, 2020. Excludes 15 Company-operated temporary stores as of October 31, 2020 and 16 as of February 1, 2020.
(2)     Abercrombie includes the Company's Abercrombie & Fitch and abercrombie kids brands. Locations with abercrombie kids carveouts within Abercrombie & Fitch stores are represented as a single store count. Excludes eight international franchise stores as of October 31, 2020 and seven as of February 1, 2020. Excludes five Company-operated temporary stores as of October 31, 2020 and eight as of February 1, 2020.

Summary of results
A summary of results for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019 follows:

	GAAP		Non-GAAP (1)
(in thousands, except change in net sales, gross profit rate, operating margin and per share amounts)	October 31, 2020(2)	November 2, 2019(3)	October 31, 2020(2)	November 2, 2019(3)
Thirteen Weeks Ended
Net sales	$819,653	$863,472
Change in net sales	(5.1)%	0.3%
Gross profit rate	64.0%	60.1%
Operating income	$58,616	$14,479	$64,945	$24,947
Operating income margin	7.2%	1.7%	7.9%	2.9%
Net income attributable to A&F	$42,271	$6,523	$48,231	$14,506
Net income per diluted share attributable to A&F	$0.66	$0.10	$0.76	$0.23
Thirty-nine Weeks Ended
Net sales	$2,003,340	$2,438,522
Change in net sales	(17.8)%	0.2%
Gross profit rate	60.5%	59.9%
Operating loss	$(136,368)	$(52,263)	$(79,028)	$(41,795)
Operating loss margin	(6.8)%	(2.1)%	(3.9)%	(1.7)%
Net loss attributable to A&F	$(196,413)	$(43,774)	$(142,708)	$(35,791)
Net loss per diluted share attributable to A&F	$(3.14)	$(0.67)	$(2.28)	$(0.55)
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

Certain components of the Company’s Condensed Consolidated Balance Sheets as of October 31, 2020 and February 1, 2020 were as follows:

(in thousands)	October 31, 2020	February 1, 2020
Cash and equivalents	$812,881	$671,267
Gross long-term borrowings outstanding, carrying amount	$350,000	$233,250
Inventories	$545,548	$434,326

Certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods ended October 31, 2020 and November 2, 2019 were as follows:

(in thousands)	October 31, 2020	November 2, 2019
Net cash provided by (used for) operating activities	$158,894	$(33,839)
Net cash used for investing activities	$(91,748)	$(154,373)
Net cash provided by (used for) financing activities	$70,129	$(122,908)

RESULTS OF OPERATIONS

Net sales

The Company’s net sales by operating segment for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019 were as follows:

	Thirteen Weeks Ended
(in thousands)	October 31, 2020	November 2, 2019	$ Change	% Change
Hollister	$476,665	$514,772	$(38,107)	(7)%
Abercrombie (1)	342,988	348,700	(5,712)	(2)%
Total	$819,653	$863,472	$(43,819)	(5)%

	Thirty-nine Weeks Ended
(in thousands)	October 31, 2020	November 2, 2019	$ Change	% Change
Hollister	$1,178,925	$1,447,975	$(269,050)	(19)%
Abercrombie (1)	824,415	990,547	(166,132)	(17)%
Total	$2,003,340	$2,438,522	$(435,182)	(18)%

(1)    Includes Abercrombie & Fitch and abercrombie kids brands.

Net sales by geographic area are presented by attributing revenues to an individual country on the basis of the country in which the merchandise was sold for in-store purchases and the shipping location provided by customers for digital orders. The Company’s net sales by geographic area for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019 were as follows:

	Thirteen Weeks Ended
(in thousands)	October 31, 2020	November 2, 2019	$ Change	% Change
U.S.	$557,814	$583,593	$(25,779)	(4)%
EMEA	190,214	191,977	(1,763)	(1)%
APAC	43,618	55,910	(12,292)	(22)%
Other	28,007	31,992	(3,985)	(12)%
International	$261,839	$279,879	$(18,040)	(6)%
Total	$819,653	$863,472	$(43,819)	(5)%

	Thirty-nine Weeks Ended
(in thousands)	October 31, 2020	November 2, 2019	$ Change	% Change
U.S.	$1,339,347	$1,596,723	$(257,376)	(16)%
EMEA	474,165	566,563	(92,398)	(16)%
APAC	117,768	188,836	(71,068)	(38)%
Other	72,060	86,400	(14,340)	(17)%
International	$663,993	$841,799	$(177,806)	(21)%
Total	$2,003,340	$2,438,522	$(435,182)	(18)%

For the third quarter of Fiscal 2020, net sales decreased 5% as compared to the third quarter of Fiscal 2019, primarily due to a decrease in units sold driven by reduced store traffic, including as it relates to temporary store closures as a result of COVID-19, partially offset by 43% digital sales growth. Average unit retail increased year-over-year, driven by less promotions and lower clearance levels, with benefits from changes in foreign currency exchange rates of approximately $12 million. Excluding the benefit from changes in foreign currency exchange rates, net sales for the third quarter of Fiscal 2020 decreased 6% as compared to the third quarter of Fiscal 2019.

For the year-to-date period of Fiscal 2020, net sales decreased 18% as compared to the year-to-date period of Fiscal 2019, primarily due to a decrease in units sold driven by reduced store traffic, including as it relates to temporary store closures as a result of COVID-19, partially offset by 42% digital sales growth. Average unit retail increased year-over-year, driven by less promotions and lower clearance levels, with benefits from changes in foreign currency exchange rates of approximately $3 million. Excluding the benefit from changes in foreign currency exchange rates, net sales for the year-to-date period of Fiscal 2020 decreased 18% as compared to the year-to-date period of Fiscal 2019.

Cost of sales, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	October 31, 2020		November 2, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Cost of sales, exclusive of depreciation and amortization	$295,220	36.0%	$344,541	39.9%	(390)

	Thirty-nine Weeks Ended
	October 31, 2020		November 2, 2019
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (1)
Cost of sales, exclusive of depreciation and amortization	$791,154	39.5%	$976,868	40.1%	(60)
(1) )The estimated basis point (“BPS”) change has been rounded based on the change in the percentage of net sales.

For the third quarter of Fiscal 2020, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 390 basis points as compared to the third quarter of Fiscal 2019. The year-over-year decline was primarily attributable to increased average unit retail and lower average unit cost, benefiting from inventory shrink favorability and changes in foreign currency exchange rates.

For the year-to-date period of Fiscal 2020, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 60 basis points as compared to the year-to-date period of Fiscal 2019. The year-over-year decline reflects benefits from inventory shrink favorability and changes in foreign currency exchange rates, as well as adverse impacts related to charges reducing the carrying value of inventory during the first quarter of Fiscal 2020 of approximately $15 million.

Gross profit, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	October 31, 2020		November 2, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Gross profit, exclusive of depreciation and amortization	$524,433	64.0%	$518,931	60.1%	390

	Thirty-nine Weeks Ended
	October 31, 2020		November 2, 2019
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (1)
Gross profit, exclusive of depreciation and amortization	$1,212,186	60.5%	$1,461,654	59.9%	60

(1)    The estimated basis point change has been rounded based on the change in the percentage of net sales.

Stores and distribution expense

	Thirteen Weeks Ended
	October 31, 2020		November 2, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Stores and distribution expense	$346,263	42.2%	$377,697	43.7%	(150)

	Thirty-nine Weeks Ended
	November 2, 2019		November 3, 2018
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (1)
Stores and distribution expense	$978,757	48.9%	$1,110,656	45.5%	340

(1)    The estimated basis point change has been rounded based on the change in the percentage of net sales.

For the third quarter of Fiscal 2020, stores and distribution expense decreased 8% as compared to the third quarter of Fiscal 2019, primarily driven by a $24 million reduction in store occupancy expense and a $11 million reduction in payroll expense, which was net of a benefit of $3 million related to expected government subsidies in certain jurisdictions where the Company qualifies, reflecting the impact of COVID-19 on operations including temporary store closures. These reductions in expense were partially offset by a $10 million increase in shipping and fulfillment expense related to 43% year-over-year digital sales growth.

For the year-to-date period of Fiscal 2020, stores and distribution expense decreased 12% as compared to the year-to-date period of Fiscal 2019, primarily driven by a $77 million reduction in payroll expense, which was net of a benefit of $15 million related to expected government subsidies in certain jurisdictions where the Company qualifies, and a $64 million reduction in store occupancy expense, reflecting the impact of COVID-19 on operations including temporary store closures. These reductions in expense were partially offset by a $31 million increase in shipping and fulfillment expense related to 42% year-over-year digital sales growth.

Marketing, general and administrative expense

	Thirteen Weeks Ended
	October 31, 2020		November 2, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Marketing, general and administrative expense	$121,000	14.8%	$114,075	13.2%	160

	Thirty-nine Weeks Ended
	October 31, 2020		November 2, 2019
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (1)
Marketing, general and administrative expense	$326,509	16.3%	$341,716	14.0%	230
(1)    The estimated basis point change has been rounded based on the change in the percentage of net sales.

For the third quarter of Fiscal 2020, marketing, general and administrative expense increased 6% as compared to the third quarter of Fiscal 2019, primarily driven by an increase in payroll expense as a result of higher performance-based compensation expense, partially offset by lower non-customer facing and in-store marketing costs.

For the year-to-date period of Fiscal 2020, marketing, general and administrative expense decreased 4% as compared to the year-to-date period of Fiscal 2019, primarily by driven by lower marketing and other controllable expenses, partially offset by an increase in payroll expense as a result of higher performance-based compensation expense.

Flagship store exit (benefits) charges

	Thirteen Weeks Ended
	October 31, 2020		November 2, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Flagship store exit (benefits) charges	$(8,063)	(1.0)%	$285	—%	(100)

	Thirty-nine Weeks Ended
	October 31, 2020		November 2, 2019
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (1)
Flagship store exit (benefits) charges	$(12,490)	(0.6)%	$47,023	1.9%	(250)
(1)    The estimated basis point change has been rounded based on the change in the percentage of net sales.

Flagship store exit benefits in Fiscal 2020 primarily relate to the planned closure of several international Abercrombie & Fitch flagship stores. Flagship store exit charges for Fiscal 2019 primarily relate to the closure of the Company’s SoHo, New York City Hollister flagship store. Refer to Note 17, “FLAGSHIP STORE EXIT (BENEFITS) CHARGES.”

Asset impairment, exclusive of flagship store exit charges

	Thirteen Weeks Ended
	October 31, 2020		November 2, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Asset impairment, exclusive of flagship store exit charges	$6,329	0.8%	$12,610	1.5%	(70)
Excluded items:
Asset impairment charges (2)	(6,329)	(0.8)%	(10,468)	(1.2)%	40
Adjusted non-GAAP asset impairment, exclusive of flagship store exit charges	$—	0.0%	$2,142	0.2%	(20)

	Thirty-nine Weeks Ended
	October 31, 2020		November 2, 2019
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (1)
Asset impairment, exclusive of flagship store exit charges	$57,340	2.9%	$14,987	0.6%	230
Excluded items:
Asset impairment charges (2)	(57,340)	(2.9)%	(10,468)	(0.4)%	(250)
Adjusted non-GAAP asset impairment, exclusive of flagship store exit charges	$—	0.0%	$4,519	0.2%	(20)
(1) The estimated basis point change has been rounded based on the change in the percentage of net sales.
(2)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Refer to Note 9, “ASSET IMPAIRMENT.”

Other operating (loss) income, net

	Thirteen Weeks Ended
	October 31, 2020		November 2, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Other operating (loss) income, net	$(288)	—%	$215	—%	—

	Thirty-nine Weeks Ended
	October 31, 2020		November 2, 2019
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (1)
Other operating income, net	$1,562	0.1%	$465	—%	10

(1)    The estimated basis point change has been rounded based on the change in the percentage of net sales.

Operating income (loss)

	Thirteen Weeks Ended
	October 31, 2020		November 2, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Operating income	$58,616	7.2%	$14,479	1.7%	550
Excluded items:
Asset impairment charges (2)	6,329	0.8%	10,468	1.2%	(40)
Adjusted non-GAAP operating income	$64,945	7.9%	$24,947	2.9%	500

	Thirty-nine Weeks Ended
	October 31, 2020		November 2, 2019
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (1)
Operating loss	$(136,368)	(6.8)%	$(52,263)	(2.1)%	(470)
Excluded items:
Asset impairment charges (2)	57,340	2.9%	10,468	0.4%	250
Adjusted non-GAAP operating loss	$(79,028)	(3.9)%	$(41,795)	(1.7)%	(220)
(1)    The estimated basis point change has been rounded based on the change in the percentage of net sales.
(2)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Interest expense, net

	Thirteen Weeks Ended
	October 31, 2020		November 2, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Interest expense	$9,408	1.1%	$5,500	0.6%	50
Interest income	(600)	(0.1)%	(2,578)	(0.3)%	20
Interest expense, net	$8,808	1.1%	$2,922	0.3%	80

	Thirty-nine Weeks Ended
	October 31, 2020		November 2, 2019
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (1)
Interest expense	$22,242	1.1%	$14,518	0.6%	50
Interest income	(2,965)	(0.1)%	(9,610)	(0.4)%	30
Interest expense, net	$19,277	1.0%	$4,908	0.2%	80

(1)    The estimated basis point change has been rounded based on the change in the percentage of net sales.

For the third quarter of Fiscal 2020, interest expense, net increased $5.9 million as compared to the third quarter of Fiscal 2019. For the year-to-date period of Fiscal 2020, interest expense, net increased $14.4 million as compared to the year-to-date period of Fiscal 2019.

The increase in interest expense, net, for the aforementioned periods is primarily driven by higher interest expense in the current year, reflecting incremental expense in connection with the issuance of the Senior Secured Notes and an increase in interest expense related to certain of the Company’s long-term obligations, as well as lower interest income earned on the Company’s investments and cash holdings.

Income tax expense (benefit)

	Thirteen Weeks Ended
	October 31, 2020		November 2, 2019
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$5,779	11.6%	$3,987	34.5%
Excluded items:
Tax effect of pre-tax excluded items (1)	369		2,485
Adjusted non-GAAP income tax expense	$6,148	11.0%	$6,472	29.4%

	Thirty-nine Weeks Ended
	October 31, 2020		November 2, 2019
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense (benefit)	$38,565	(24.8)%	$(16,931)	29.6%
Deduct:
Tax effect of pre-tax excluded items (1)	3,635		2,485
Adjusted non-GAAP income tax expense (benefit)	$42,200	(42.9)%	$(14,446)	30.9%

(1)    The tax effect of pre-tax excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis. Refer to “Operating income (loss)” for details of pre-tax excluded items.

The Company’s effective tax rate for the year-to-date period of Fiscal 2020 was impacted by $77.4 million of adverse tax impacts, ultimately giving rise to income tax expense on a consolidated pre-tax loss. These adverse tax impacts are as follows:
•The Company did not recognize income tax benefits on $180.7 million of pre-tax losses generated in the thirty-nine weeks ended October 31, 2020 in certain jurisdictions as the Company currently anticipates pre-tax losses in these jurisdictions for the fiscal year, resulting in adverse tax impacts of $41.8 million.
•The Company recognized discrete charges of $35.6 million related to the establishment of valuation allowances and other tax charges in certain jurisdictions, including, but not limited to Switzerland, Germany and the U.S. principally as a result of the significant adverse impacts of COVID-19.

Refer to Note 11, “INCOME TAXES.”

Net income (loss) attributable to A&F

	Thirteen Weeks Ended
	October 31, 2020		November 2, 2019
(in thousands)		% of Net sales		% of Net sales	BPS Change (1)
Net income attributable to A&F	$42,271	5.2%	$6,523	0.8%	440
Excluded items, net of tax (2)	5,960	0.7%	7,983	0.9%	(20)
Adjusted non-GAAP net income attributable to A&F	$48,231	5.9%	$14,506	1.7%	420

	Thirty-nine Weeks Ended
	October 31, 2020 (3)		November 2, 2019
(in thousands)		% of Net Sales		% of Net Sales	BPS Change (1)
Net loss attributable to A&F	$(196,413)	(9.8)%	$(43,774)	(1.8)%	(800)
Excluded items, net of tax (2)	53,705	2.7%	7,983	0.3%	240
Adjusted non-GAAP net loss attributable to A&F	$(142,708)	(7.1)%	$(35,791)	(1.5)%	(560)
(1)    The estimated basis point change has been rounded based on the change in the percentage of net sales.
(2)    Excluded items presented above under “Operating income (loss),” and “Income tax expense (benefit).”
(3)    Results for Fiscal 2020 reflect significant adverse tax impacts related to valuation allowances on deferred tax assets and other tax charges. Refer to Note 11, “INCOME TAXES.”

Net income (loss) per diluted share attributable to A&F

	Thirteen Weeks Ended
	October 31, 2020	November 2, 2019	$ Change
Net income per diluted share attributable to A&F	$0.66	$0.10	$0.56
Excluded items, net of tax (1)	$0.09	$0.12	$(0.03)
Adjusted non-GAAP net income per diluted share attributable to A&F	$0.76	$0.23	$0.53
Impact from changes in foreign currency exchange rates	$—	$0.15	$(0.15)
Adjusted non-GAAP net income per diluted share attributable to A&F on a constant currency basis	$0.76	$0.37	$0.39

	Thirty-nine Weeks Ended
	October 31, 2020 (2)	November 2, 2019	$ Change
Net loss per diluted share attributable to A&F	$(3.14)	$(0.67)	$(2.47)
Excluded items, net of tax (1)	$0.86	$0.12	$0.74
Adjusted non-GAAP net loss per diluted share attributable to A&F	$(2.28)	$(0.55)	$(1.73)
Impact from changes in foreign currency exchange rates	$—	$0.12	$(0.12)
Adjusted non-GAAP net loss per diluted share attributable to A&F on a constant currency basis	$(2.28)	$(0.43)	$(1.85)
(1)    Excluded items presented above under “Operating income (loss),” and “Income tax expense (benefit).”
(2)    Results for Fiscal 2020 reflect significant adverse tax impacts related to valuation allowances on deferred tax assets and other tax charges. Refer to Note 11, “INCOME TAXES.”

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company’s capital allocation strategy, priorities and investments are reviewed by A&F’s Board of Directors considering both liquidity and valuation factors. The Company’s current capital allocation strategy is to prioritize navigating the near-term challenges that COVID-19 presents and continuing to fund operating activities. The Company believes that it will have adequate liquidity to fund operating activities over the next 12 months.

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

Over the next twelve months, the Company expects its primary cash requirements to be directed towards funding operating activities, including the acquisition of inventory, and obligations related to compensation, marketing, leases and any lease buyouts or modifications it may exercise, taxes and other operating activities. The Company entered this period of uncertainty with a healthy liquidity position and has taken and continues to take immediate, aggressive and prudent actions, including reevaluating all expenditures, in order to balance the Company’s short and long-term liquidity needs and best position the business for key stakeholders.

The Company also evaluates opportunities for investments in line with its key transformation initiatives, which have positioned the business to quickly respond to the COVID-19 pandemic, and strives to invest in projects that have high expected returns. These improvements may include new store experiences or investments in its omnichannel initiatives or loyalty programs. In addition, the Company evaluates store closures, including flagship lease buyouts and options to early terminate store leases. Historically, the Company has utilized free cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as digital and omnichannel investments, information technology, and other projects. For the year-to-date period ended October 31, 2020, the Company used $91.7 million towards capital expenditures. Total capital expenditures for Fiscal 2020 are expected to be approximately $110 million, down from $202.8 million of capital expenditures in Fiscal 2019.

Share repurchases and dividends

In order to preserve liquidity and maintain financial flexibility in light of COVID-19, in March 2020, the Company announced that it had temporarily suspended its share repurchase program and in May 2020, the Company announced that it had temporarily suspended its dividend program. The Company will review these temporary suspensions throughout the year to determine, in light of facts and circumstances at that time, whether and when to reinstate these programs.

Dividends are declared at the discretion of A&F’s Board of Directors. A quarterly dividend, of $0.20 per share outstanding, was declared in February for Fiscal 2020 and in each of February, May, August and November in Fiscal 2019 and Fiscal 2018. Dividends were paid in March for Fiscal 2020, and each of March, June, September and December in Fiscal 2019 and Fiscal 2018. A&F’s Board of Directors reviews the dividend on a quarterly basis and establishes the dividend amount based on A&F’s financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors, including the potential severity of impacts to the business resulting from COVID-19 and any restrictions related to the Company’s agreements related to the Senior Secured Notes and the ABL Facility. There can be no assurance that the Company will reinstate its dividend program in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

Historically, the Company has repurchased shares of its Common Stock from time to time, dependent on market and business conditions, with the primary objective to offset dilution from issuances of Common Stock associated with the exercise of employee stock appreciation rights and the vesting of restricted stock units. Shares may be repurchased in the open market, including pursuant to any trading plans established in accordance with Rule 10b5-1 of the Exchange Act, through privately negotiated transactions or other transactions or by a combination of such methods. Refer to “ITEM 2. UNREGISTERED SALES

OF EQUITY SECURITIES AND USE OF PROCEEDS” of Part II of this Quarterly Report on Form 10-Q for the number of shares remaining available for purchase under the Company’s June 2019 publicly announced stock repurchase authorization.

Credit facilities and Senior Secured Notes

In July 2020, the Company completed the private offering of the Senior Secured Notes, and received gross proceeds of $350.0 million. The Senior Secured Notes will mature on July 15, 2025 and bear interest at a rate of 8.75% per annum, with semi-annual interest payments beginning in January 2021. The Company’s debt related to the Senior Secured Notes is presented on the Condensed Consolidated Balance Sheet, net of the unamortized fees. As of October 31, 2020, the Company had $350.0 million of gross borrowings outstanding under the Senior Secured Notes.

In addition, the ABL Facility provides for a senior secured asset-based revolving credit facility of up to $400 million. As of October 31, 2020, the Company did not have any borrowings outstanding under the ABL Facility. The ABL Facility matures on October 19, 2022.

Details regarding the remaining borrowing capacity under the ABL Facility as of October 31, 2020 are as follows:

(in thousands)	October 31, 2020
Borrowing base	$384,544
Less: Outstanding stand-by letters of credit	(847)
Borrowing capacity	383,697
Less: Minimum excess availability (1)	(38,454)
Actual incremental borrowing available	$345,243
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

As of October 31, 2020, $316.4 million of the Company’s $812.9 million of cash and equivalents were held by foreign affiliates. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or pay dividends, if any, to A&F’s stockholders.

Refer to Note 11, “INCOME TAXES.”

Analysis of cash flows

The table below provides certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 31, 2020 and November 2, 2019:

	Thirty-nine Weeks Ended
	October 31, 2020	November 2, 2019
(in thousands)
Cash and equivalents, and restricted cash and equivalents, beginning of period	$692,264	$745,829
Net cash provided by (used for) operating activities	158,894	(33,839)
Net cash used for investing activities	(91,748)	(154,373)
Net cash provided by (used for) financing activities	70,129	(122,908)
Effect of foreign currency exchange rates on cash	2,269	(2,686)
Net increase (decrease) in cash and equivalents, and restricted cash and equivalents	139,544	(313,806)
Cash and equivalents, and restricted cash and equivalents, end of period	$831,808	$432,023
Operating activities - The year-over-year change in operating cash flows was primarily due to actions taken by the Company during Fiscal 2020 to preserve liquidity and manage cash flows in light of COVID-19, including, but not limited to:
•Partnering with merchandise and non-merchandise vendors regarding payment terms;
•Reducing and altering the cadence of inventory receipts to align inventory with expected market demand;
•Reducing expenses to align operating costs with sales;

•Withdrawing $50.0 million from the overfunded Rabbi Trust assets, which represented the majority of excess funds; and
•Suspending rent payments for a significant number of stores that were closed for a period of time during Fiscal 2020 as a result of COVID-19, which, coupled with rent abatements and changes in payment cadence, attributed to a year-over-year decrease in cash paid for operating lease liabilities.

These benefits to operating cash flows were partially offset by lower cash receipts as a result of the 18% decrease in net sales from last year driven by temporary store closures and a decline in store traffic in response to COVID-19 during Fiscal 2020.

The Company continues to engage with its landlords to find a mutually beneficial and agreeable path forward. In addition, despite the Company's recent history of partnering with its vendors regarding payment terms, certain payment term extensions were temporary and certain previously deferred payments have since been made. There can be no assurance that the Company will be able to maintain extended payment terms or continue to defer payments, which may result in incremental operating cash outflows in future periods.

Investing activities - For the thirty-nine weeks ended October 31, 2020, net cash outflows for investing activities were used for capital expenditures of $91.7 million as compared to $154.4 million for the thirty-nine weeks ended November 2, 2019, reflecting actions taken in Fiscal 2020 to preserve liquidity and manage cash flows in light of the COVID-19 pandemic.

Financing activities - For the thirty-nine weeks ended October 31, 2020, net cash provided by financing activities primarily consisted of the issuance of the Senior Secured Notes and receipt of related gross proceeds of $350.0 million and borrowings under the ABL Facility of $210.0 million. The gross proceeds from the Senior Secured Notes offering were used along with existing cash on hand, to repay all then outstanding borrowings and accrued interest under the Term Loan Facility and ABL Facility, with the remaining net proceeds used towards fees and expenses in connection with such repayments and the offering. In addition, the Company returned $27.7 million to shareholders during the thirty-nine weeks ended October 31, 2020, prior to the Company’s decision to temporarily suspend its share repurchase and dividend programs in light of COVID-19, as compared to $102.5 million during the thirty-nine weeks ended November 2, 2019.

Off-balance sheet arrangements

As of October 31, 2020, the Company did not have any material off-balance sheet arrangements.

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

During the thirteen weeks ended August 1, 2020, the Company issued the Senior Secured Notes, which mature in July 2025. The Company received $350.0 million in proceeds from this transaction and repaid all outstanding borrowings under the ABL Facility and the Term Loan Facility. Based on the aggregate principal amount of the Senior Secured Notes outstanding as of October 31, 2020, estimated interest payments related to the Senior Secured Notes are as follows:

(in thousands)	Total	Fiscal 2020	Fiscal 2021-Fiscal 2023	Fiscal 2024-Fiscal 2025	Fiscal 2026 and thereafter
Interest payments due by period	$154,231	$16,418	$91,875	$45,938	$—

There have been no material changes during the thirteen weeks ended October 31, 2020 in the contractual obligations as of February 1, 2020, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

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

In Fiscal 2020, the Company incurred significant asset impairment charges which were principally the result of the impact of COVID-19 and were related to certain of the Company’s stores across brands, geographies and store formats. Additional details regarding the Company's long-lived assets are as follows:

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

Store assets that were tested for impairment as of October 31, 2020 and not impaired, had long-lived assets with a net book value of $132.2 million, which included $108.8 million of operating lease right-of-use assets, as of October 31, 2020.

Store assets that were previously impaired as of October 31, 2020, had a remaining net book value of $124.8 million, which included $114.1 million of operating lease right-of-use assets, as of October 31, 2020.

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

A reconciliation of financial metrics on a constant currency basis to GAAP for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019 follows:

(in thousands, except change in net sales, gross profit rate, operating margin and per share data)	Thirteen Weeks Ended			Thirty-nine Weeks Ended
Net sales	October 31, 2020	November 2, 2019	% Change	October 31, 2020	November 2, 2019	% Change
GAAP	$819,653	$863,472	(5)%	$2,003,340	$2,438,522	(18)%
Impact from changes in foreign currency exchange rates	—	11,896	(1)%	—	2,948	—%
Non-GAAP on a constant currency basis	$819,653	$875,368	(6)%	$2,003,340	$2,441,470	(18)%
Gross profit, exclusive of depreciation and amortization expense	October 31, 2020	November 2, 2019	BPS Change (1)	October 31, 2020	November 2, 2019	BPS Change (1)
GAAP	$524,433	$518,931	390	$1,212,186	$1,461,654	60
Impact from changes in foreign currency exchange rates	—	14,779	(90)	—	7,323	(30)
Non-GAAP on a constant currency basis	$524,433	$533,710	300	$1,212,186	$1,468,977	30
Operating income (loss)	October 31, 2020	November 2, 2019	BPS Change (1)	October 31, 2020	November 2, 2019	BPS Change (1)
GAAP	$58,616	$14,479	550	$(136,368)	$(41,795)	(470)
Excluded items (2)	(6,329)	(10,468)	50	(57,340)	—	(250)
Adjusted non-GAAP	$64,945	$24,947	500	$(79,028)	$(41,795)	(220)
Impact from changes in foreign currency exchange rates	—	7,410	(80)	—	5,221	20
Adjusted non-GAAP on a constant currency basis	$64,945	$32,357	420	$(79,028)	$(36,574)	(240)
Net income (loss) per diluted share attributable to A&F (3)	October 31, 2020	November 2, 2019	$ Change	October 31, 2020	November 2, 2019	$ Change
GAAP	$0.66	$0.10	$0.56	$(3.14)	$(0.67)	$(2.47)
Excluded items, net of tax (2)	(0.09)	(0.12)	0.03	(0.86)	(0.12)	(0.74)
Adjusted non-GAAP	$0.76	$0.23	$0.53	$(2.28)	$(0.55)	$(1.73)
Impact from changes in foreign currency exchange rates	—	0.15	(0.15)	—	0.12	(0.12)
Adjusted non-GAAP on a constant currency basis	$0.76	$0.37	$0.39	$(2.28)	$(0.43)	$(1.85)

(1)    The estimated basis point change has been rounded based on the change in the percentage of net sales.
(2)    Excluded items for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019 consist of pre-tax store asset impairment charges and the tax effect of pre-tax excluded items.

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
The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.4 million and $1.4 million for the thirteen and thirty-nine weeks ended October 31, 2020, respectively, and $0.8 million and $2.4 million for the thirteen and thirty-nine weeks ended November 2, 2019, respectively. These gains are recorded in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Rabbi Trust assets are included in other assets on the Condensed Consolidated Balance Sheets as of October 31, 2020 and February 1, 2020, and are restricted in their use as noted above.

INTEREST RATE RISK

Prior to July 2, 2020, our exposure to market risk due to changes in interest rates related primarily to the increase or decrease in the amount of interest expense from fluctuations in the LIBO rate, or an alternate base rate associated with the Term Loan Facility and ABL Facility. On July 2, 2020 the Company issued the Senior Secured Notes due in 2025 with a 8.75% fixed interest rate per annum and repaid all outstanding borrowings under the Term Loan Facility and the ABL Facility, thereby eliminating any then existing cash flow market risk due to changes in interest rates. The Senior Secured Notes are exposed to interest rate risk that is limited to changes in fair value. This analysis for the remainder of Fiscal 2020 may differ from the actual results due to potential changes in gross borrowings outstanding under the ABL Facility and potential changes in interest rate terms and limitations described within the credit agreement.

The expected transition from the widespread use of LIBO rate to alternative rates over the next several years is not expected to have a material impact on the Company’s interest expense. In addition, the Company has seen, and may continue to see, lower interest income earned on the Company’s investments and cash holdings, reflecting the lower interest rate environment.

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

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. Such a hypothetical devaluation would decrease derivative contract fair values by approximately $10.6 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair values would be expected to be largely offset by the net change in fair values of the underlying hedged items.Refer to Note 14, “DERIVATIVE INSTRUMENTS,” for the fair value of outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of October 31, 2020 and February 1, 2020.

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended October 31, 2020. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of October 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended October 31, 2020 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

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

Item 1A. Risk Factors.

The Company’s risk factors as of October 31, 2020 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2019 and those furnished under “Item 7.01, Regulation FD Disclosure” of A&F’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2020, other than those disclosed below due to the issuance of the Senior Secured Notes and termination of the Term Loan Facility during the thirteen weeks ended August 1, 2020. The COVID-19 pandemic may exacerbate the risks discussed within the aforementioned Annual Report on Form 10-K and Current Report on Form 8-K, certain of which have had and could continue to have a material effect on the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the third quarter of Fiscal 2020 that were not registered under the Securities Act of 1933, as amended.

The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen weeks ended October 31, 2020:

Period (fiscal month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (3)
August 2, 2020 through August 29, 2020	1,569	$11.41	—	3,218,058
August 30, 2020 through October 3, 2020	5,324	$13.58	—	3,218,058
October 4, 2020 through October 31, 2020	3,594	$16.27	—	3,218,058
Total	10,487	$14.18	—	3,218,058

(1)All 10,487 shares of A&F’s Common Stock purchased during the thirteen weeks ended October 31, 2020 were withheld for tax payments due upon the vesting of employee restricted stock units.
(2)On June 12, 2019, A&F’s Board of Directors authorized the repurchase of 5.0 million shares of A&F’s Common Stock, which was announced on June 12, 2019.
(3)The number shown represents, as of the end of each period, the maximum number of shares of A&F’s Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 2 above. The shares may be purchased, from time to time, depending on business and market conditions. The Company has temporarily suspended its share repurchase program in order to preserve liquidity and maintain financial flexibility in light of the circumstances surrounding COVID-19.

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

10.1
Form of Performance Share Award Agreement used to evidence the grant of performance shares to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on or after August 28, 2020.*

10.2
Form of Retention Restricted Stock Unit Award Agreement, made to be effective as of August 28, 2020, between Abercrombie & Fitch Co. and each of Scott Lipesky, Kristin Scott and Gregory J. Henchel, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed on September 2, 2020 (File No. 001-12107).

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

Abercrombie & Fitch Co.

Date: December 7, 2020	By:	/s/ Scott Lipesky
Scott Lipesky
Senior Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)