Form 10-K
period 2021-01-30
ABERCROMBIE & FITCH CO /DE/
filed 2021-03-29
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2021
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒    No
Aggregate market value of the Registrant’s Class A Common Stock (the only outstanding common equity of the Registrant) held by non-affiliates of the Registrant (for this purpose, executive officers and directors of the Registrant are considered affiliates) as of July 31, 2020: $587,999,740.
Number of shares outstanding of the Registrant’s common stock as of March 24, 2021: 62,112,126 shares of Class A Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be held on June 9, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K. Portions of the Registrant’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020, filed with the SEC on March 31, 2020, are incorporated by reference into Part II of this Annual Report on Form 10-K, as permitted by Instruction 1 to Item 303(a) of Regulation S-K.

PART I

Item 1.    Business

GENERAL

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as the “Company” and “we”), is a global multi-brand omnichannel specialty retailer, whose products are sold primarily through its digital channels and Company-owned stores, as well as through various third-party arrangements. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids under the Company’s two brand-based operating segments: Hollister, which includes the Company’s Hollister and Gilly Hicks brands, and Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. The brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style. The Company operates primarily in North America, Europe and Asia.

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

Fiscal year	Year ended/ ending	Number of weeks
Fiscal 2018	February 2, 2019	52
Fiscal 2019	February 1, 2020	52
Fiscal 2020	January 30, 2021	52
Fiscal 2021	January 29, 2022	52

For additional information about the Company’s business, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” as well as “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” of this Annual Report on Form 10-K.

Impact of COVID-19

In January 2020, the Company began to experience business disruptions in the Asia-Pacific (“APAC”) region as a result of COVID-19. In February 2020, the situation escalated as the scope of COVID-19 worsened beyond the APAC region, with the United States (the “U.S.”) and Europe, Middle East and Africa (“EMEA”) experiencing significant outbreaks. In March 2020, the COVID-19 outbreak was declared to be a global pandemic by the World Health Organization. In response to COVID-19, certain governments have imposed travel restrictions and local statutory quarantines and the Company has recommended associates who are able to perform their role remotely continue to do so. The Company is reacting to COVID-19 on a daily basis, including by conforming to local government guidance and monitoring developments in government legislation or other government actions in response to COVID-19.

The extent of future impacts of COVID-19 on the Company’s business, including the duration and impact on overall customer demand, are uncertain as current circumstances are dynamic and depend on future developments, including, but not limited to, the duration and spread of COVID-19, the emergence of new variants of the coronavirus and the availability and acceptance of effective vaccines or medical treatments.

As a result of COVID-19, in January 2020, the Company temporarily closed the majority of its stores in the APAC region and in March 2020, the Company temporarily closed its stores across brands in North America and the EMEA region. The majority of APAC stores were reopened during March 2020, and the Company began to reopen stores in North America and the EMEA region on a rolling basis in late April 2020. As of January 30, 2021 and March 24, 2021, approximately 88% and 91% of Company-operated stores were open for in-store service, respectively, with temporary store closures primarily in the EMEA region. The Company plans to follow the guidance of local governments to determine when it can reopen closed stores and to evaluate whether further store closures will be necessary.

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
•Increasing its omnichannel capabilities by introducing curbside pickup at a majority of U.S. locations;
•Following recommended cleaning and distancing measures in the Company's distribution centers; and
•Maximizing work-from-home and digital collaboration alternatives to minimize in-person meetings whenever possible.

The Company has seen, and may continue to see, material reductions in sales across brands and regions as a result of COVID-19. Total net sales decreased approximately 14% for Fiscal 2020 as compared to Fiscal 2019, primarily driven by temporary store closures and a decline in traffic as compared to the previous year as a result of COVID-19. During Fiscal 2020, sales for stores that had reopened were approximately 75% of Fiscal 2019 levels. The Company has experienced other material impacts as a result of COVID-19, including, but not limited to, deferred tax valuation allowances, long-lived asset impairment, adjustments of the carrying amount of inventory and changes in the effectiveness of its hedging instruments.

The Company’s digital operations across brands have continued to serve the Company’s customers during this unprecedented period of temporary store closures as the Company’s distribution centers implemented enhanced cleaning and social distancing measures in order to remain operational. In response to elevated digital demand during this period, the Company has increased its omnichannel capabilities by continuing to offer purchase-online-pickup-in-store, including curbside pick-up at a majority of U.S. locations, and by utilizing ship-from-store capabilities. In addition, to prepare for the Fiscal 2020 holiday season, the Company entered into a short-term lease for an additional distribution center and partnered with incremental carriers. Digital net sales increased approximately 39% for Fiscal 2020 as compared to Fiscal 2019, resulting in digital sales accounting for 54% of total revenues in Fiscal 2020 compared to 33% in Fiscal 2019. Despite the recent strength in digital sales, the Company has historically generated the majority of its annual net sales through stores and there can be no assurance that the current performance in the digital channel will continue.

The Company is also focused on managing inventories and the impacts COVID-19 has had, and continues to have, on its global supply chain, including potential disruptions of product deliveries. The Company sources the majority of its merchandise outside of the U.S. through arrangements with vendors primarily located in southeast Asia and, as of January 30, 2021, the vast majority of the factories the Company partners with were operating at full capacity. In order to complete production, these manufacturing factories are dependent on raw materials from fabric mills that are primarily located in the APAC region. The Company continues to collaborate with its third-party partners to mitigate significant delays in delivery of merchandise, especially in light of disruptions across the supply chain, including port congestion and shipping container shortages. During Fiscal 2020, the Company reduced certain orders that were not already in production, delayed and altered the cadence of deliveries and implemented various strategies to tightly manage inventories, including utilizing ship-from-store capabilities in select locations.

The Company’s progress executing against the following key transformation initiatives created the foundation to allow the Company to respond quickly to COVID-19 in Fiscal 2020:
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

The Company entered Fiscal 2020 with a healthy liquidity position, however in light of COVID-19 the Company took immediate, aggressive and prudent actions, including re-evaluating all expenditures, to balance short-term and long-term liquidity needs, in order to best position the business for the Company’s key stakeholders during Fiscal 2020. Actions to preserve liquidity and manage cash flows during Fiscal 2020, included, but were not limited to the following:
•Partnered with merchandise and non-merchandise vendors in regards to payment terms;
•Managed inventory receipts tightly to align inventory with expected market demand;
•Reduced expenses to better align operating costs with sales;
•Assessed government policy and economic stimulus responses to COVID-19 for both business and individuals;
•Borrowed $210.0 million under the senior secured asset-based revolving credit facility in March 2020, which was then repaid in July 2020 along with the term loan facility;
•Withdrew $50.0 million from the overfunded Rabbi Trust assets, representing the majority of excess funds in March 2020;
•Announced the temporary suspension of the Company's share repurchase and dividend programs in March 2020 and May 2020, respectively; and
•Completed a private offering of $350.0 million aggregate principal amount of senior secured notes in July 2020.

Reflecting ongoing global uncertainty and the near-term challenges that COVID-19 presents, such as continued temporary store closures, uncertainty surrounding the global economy and customer discretionary spending habits, the Company plans to conservatively manage cash and liquidity in the first half of Fiscal 2021, while prioritizing investments in the business and continuing to fund operating activities. Regarding returns to shareholders, although the dividend program remains suspended, the Company recently announced that it plans to resume share repurchases beginning on or after March 4, 2021, dependent on various factors, such as market and business conditions, including the Company’s ability to accelerate investments in the business.

As of January 30, 2021, the Company had liquidity of $1.3 billion as compared to $0.9 billion as of February 1, 2020, comprised of cash and equivalents and borrowing available to the Company under the senior secured asset-based revolving credit facility.

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

For further information about COVID-19, refer to  “ITEM 1A. RISK FACTORS,” and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," of this Annual Report on Form 10-K.

BRANDS AND SEGMENT INFORMATION

The Company’s brands are as follows:

Brand	Description
Hollister	The quintessential apparel brand of the global teen consumer, Hollister Co. believes in liberating the spirit of an endless summer inside everyone. At Hollister, summer isn’t just a season, it’s a state of mind. Hollister creates carefree style designed to make all teens feel celebrated and comfortable in their own skin, so they can live in a summer mindset all year long, whatever the season.
Gilly Hicks	Hollister also carries an intimates brand, Gilly Hicks, which offers intimates, loungewear and sleepwear. Its products are designed to invite everyone to embrace who they are underneath it all.
Abercrombie & Fitch	Abercrombie & Fitch believes that every day should feel as exceptional as the start of the long weekend. Since 1892, the brand has been a specialty retailer of quality apparel, outerwear and fragrance - designed to inspire our global customers to feel confident, be comfortable and face their Fierce.
abercrombie kids	A global specialty retailer of quality, comfortable, made-to-play favorites, abercrombie kids sees the world through kids’ eyes, where play is life and every day is an opportunity to be anything and better everything.

The Company determines its segments after taking into consideration a variety of factors, including its organizational structure and the basis that it uses to allocate resources and assess performance. The Company’s two operating segments as of January 30, 2021 are brand-based: Hollister, which includes the Company’s Hollister and Gilly Hicks brands, and Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. These operating segments have similar economic characteristics, classes of consumers, products, production and distribution methods, operate in the same regulatory environments, and have been aggregated into one reportable segment. Additional information concerning the Company’s segment and geographic information is contained in Note 18, “SEGMENT REPORTING” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

STRATEGY AND KEY BUSINESS PRIORITIES

The Company remains committed to, and confident in, its long-term vision of becoming a leading digital-first omnichannel global apparel retailer. The Company continues to evaluate opportunities to make progress against initiatives that support this vision, while balancing the near-term challenges and continued global uncertainty presented by COVID-19.

Navigating COVID-19

As discussed above under “Impact of COVID-19”, the Company’s progress executing against its key transformation initiatives prior to Fiscal 2020 created the foundation to allow the Company to respond quickly to COVID-19. The Company remains focused on navigating the challenges presented by COVID-19, primarily by:
•Prioritizing digital and omnichannel operations to serve the Company’s customers during temporary store closures and restrictions;
•Maintaining safety protocols across the Company’s corporate home offices, stores and distribution centers;
•Utilizing the Company’s agile supply-chain;
•Speaking directly to the Company’s customers through its social media channels about the current environment and issues that are impacting them the most; and
•Conservatively managing cash flows and liquidity in the near-term given continued global uncertainty, in order to best position the business for the Company’s key stakeholders, including its associates, customers and shareholders.

Long-term strategy

As the COVID-19 situation allows, the Company continues to evaluate opportunities to make progress on initiatives that position the business for sustainable long-term growth and align with its strategic pillars. The Company remains committed to meeting its customers’ needs whenever, wherever and however they choose to shop and works to accomplish this, in a rapidly evolving retail landscape, through the following pillars:
•Inspiring customers;
•Innovating relentlessly; and
•Developing leaders.

The following priorities serve as a framework in the Company achieving its long-term vision of becoming a leading digital-first omnichannel global apparel retailer and achieving sustainable long-term operating margin expansion:
•Transform to a leading digital-first omnichannel global business model, by creating best-in-class customer experiences across channels;
•Continue to make progress against stated transformation initiatives, including: optimizing global store square footage while remaining opportunistic in global intimate, omni-enabled store expansion; enhancing digital and omnichannel capabilities; increasing the speed and efficiency of our concept-to-customer product life cycle; and improving customer engagement;
•Address market opportunities for the Company’s brands across Europe and Asia through the ongoing build-out of the Company’s London and Shanghai teams, which are focused on providing localized product and marketing. These teams, and the rollout of intimate omni-enabled new store experiences that cater to local customers in underpenetrated international markets, support the Company’s long-term vision of becoming a leading digital-first omnichannel global apparel retailer;
•Focus on Gilly Hicks growth by increasing domestic and international awareness through new store experiences, engaging product launches and thoughtful marketing, while being opportunistic regarding other growth opportunities, such as launching new brands and/or acquiring brands;
•Improve customer engagement by leveraging data analytics to retrieve timely customer insights that will accelerate responsiveness to customer demands and by introducing additional personalization measures;
•Attract, retain, and develop the Company’s human capital resources by building upon the strength of its unique culture and by executing against the key initiatives discussed below under “HUMAN CAPITAL MANAGEMENT”; and
•Integrate environment, social and governance practices and standards throughout the organization through collaboration with the Company’s associates, partners and communities.

OVERVIEW OF OPERATIONS

Omnichannel initiatives

As customer shopping preferences continue to shift and customers increasingly shop across multiple channels, the Company aims to create best-in-class customer experiences and grow total company profitability by delivering improvements through a continuous test-and-learn approach. While prior to Fiscal 2020, stores were the primary fulfillment point for orders, the Company experienced an acceleration in sales fulfilled through the digital channel in Fiscal 2020 as a result of COVID-19. Despite, this acceleration in channel shift, stores continue to be an important part of the customers’ omnichannel experience and the Company believes that the customers’ experience is improved by its offering of omnichannel capabilities, which include:
•Purchase-Online-Pickup-in-Store, allowing customers to purchase merchandise through one of the Company’s websites or mobile apps and pick-up the merchandise in store, which often times drives incremental in-store sales;
•Curbside pickup, allowing customers to engage with the Company’s brands while encouraging social distancing in light of the COVID-19 pandemic;
•Order-in-Store, allowing customers to shop the brands’ in-store and online offerings while in-store;
•Reserve-in-Store, allowing customers to reserve merchandise online and try it on in-store before purchase;
•Ship-from-Store, which allows the Company to ship in-store merchandise to customers and increases inventory productivity; and
•Cross-channel returns, allowing customers to return merchandise purchased through one channel to a different channel.

The Company also believes that its loyalty programs, Hollister’s Club Cali® and Abercrombie’s myAbercrombie®, are important parts of its omnichannel strategy as the Company aims to seamlessly interact and connect with customers across all touchpoints through members-only offers, items and experiences. Under these programs, customers accumulate points primarily based on purchase activity and earn rewards as points are converted at certain thresholds. These rewards can be redeemed for merchandise discounts either in-store or online. The loyalty programs continue to provide timely customer insights and the Company believes these programs contribute to higher average transaction value.

Digital operations

In order to create a more seamless shopping experience for its customers, the Company continues to invest in its digital infrastructure. The Company has the capability to ship merchandise to customers in more than 110 countries and process transactions in 28 currencies and through 28 forms of payment globally. The Company operates desktop and mobile websites for its brands globally, which are available in various local languages, and four mobile apps. In addition, in its efforts to expand its international brand reach, the Company also partners with certain third-party e-commerce platforms. The Company continues to develop its mobile capabilities as mobile engagement continues to grow, with over 80% of the Company’s digital traffic generated from mobile devices in Fiscal 2020.

Store operations

The Company continues to thoughtfully open new stores and invest in smaller omni-enabled store experiences that align with local customer shopping preferences as stores are a critical part of the omnichannel brand experience. During Fiscal 2020, the Company opened 15 new store locations, remodeled four store locations and right-sized an additional six store locations. Hollister and Abercrombie both have stores in updated formats, which are designed to be open and inviting, and include accommodating features such as innovative fitting rooms and omnichannel capabilities. These stores are tailored to reflect the personality of each brand, with unique furniture, fixtures, music and scent adding to a rich brand experience. The Company’s stores continue to play an essential role in creating brand awareness serving as physical gateways to the brands. Stores also serve as local hubs for online engagement as the Company continues to grow its omnichannel capabilities to create seamless shopping experiences.

The Company continues to evaluate and manage its store fleet through its ongoing global store network optimization initiative and has taken actions to optimize store productivity by remodeling, right-sizing or relocating stores to smaller square footage locations, and closing stores. As part of this initiative, the Company closed eight flagship locations during Fiscal 2020, leaving the Company with seven operating flagships at the end of Fiscal 2020, down from 15 at the beginning of the year. In addition, the Company closed 129 non-flagship locations, resulting in 137 total store closures during Fiscal 2020. These actions reduced total Company store gross square footage by approximately 1.1 million gross square feet, or 17%, as compared to Fiscal 2019 year-end. The actions taken in Fiscal 2020, combined with ongoing digital sales growth, are expected to continue to transform the Company's operating model and reposition the Company for the future as the Company continues to focus on aligning store square footage with digital penetration.

All of the retail stores operated by the Company, as of January 30, 2021, are located in leased facilities, primarily in shopping centers. These leases generally have initial terms of between five and ten years. Certain leases also include early termination options, which can be exercised under specific conditions. The leases expire at various dates between Fiscal 2021 and Fiscal 2030.

As of January 30, 2021, the Company operated 735 retail stores as detailed in the table below:

	Hollister (1)	Abercrombie (2)	Total (3)
Europe	107	16	123
Asia	27	19	46
Canada	10	7	17
Middle East	6	6	12
International	150	48	198
United States	347	190	537
Total	497	238	735

(1)Includes the Hollister and Gilly Hicks brands. Locations with Gilly Hicks carveouts within Hollister stores are represented as a single store count. Excludes nine international franchise stores and 12 U.S. Company-operated temporary stores as of January 30, 2021.
(2)Includes Abercrombie & Fitch and abercrombie kids brands. Locations with abercrombie kids carveouts within Abercrombie & Fitch stores are represented as a single store count. Excludes 10 international franchise stores and two U.S. Company-operated temporary stores as of January 30, 2021.
(3)This store count excludes one international third-party operated multi-brand outlet store as of January 30, 2021.

For store count and gross square footage by brand and geographic region as of January 30, 2021 and February 1, 2020, refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Third-party operations

The Company continues to expand its international brand reach, create brand awareness and develop local expertise through various wholesale, franchise, licensing and consignment arrangements. As of January 30, 2021, the Company had eight wholesale partnerships, primarily internationally. As of January 30, 2021, the Company’s franchisees operated 19 international franchise stores across the brands located in Mexico, Qatar and Saudi Arabia and one multi-brand consignment outlet in China.

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

The Company sourced merchandise through approximately 100 vendors located in 17 countries, including the U.S., during Fiscal 2020. The Company’s largest vendor accounted for approximately 13% of merchandise sourced in Fiscal 2020, based on the cost of sourced merchandise. The Company believes its product sourcing is appropriately distributed among vendors.

Refer to Note 6, “INVENTORIES,” for a summary of inventory sourced based on vendor location and dollar cost of merchandise receipts during Fiscal 2020.

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

The Company relies on its distribution centers to manage the receipt, storage, sorting, packing and distribution of its merchandise. Additional information pertaining to certain of the Company’s distribution centers as of January 30, 2021 follows:

Location	Company-owned or third-party
New Albany, Ohio (Primarily serves store and digital operations)	Company-owned
New Albany, Ohio (Serves only digital operations)	Company-owned
Bergen op Zoom, Netherlands	Third-party
Shanghai, China	Third-party

In addition, during Fiscal 2019, the Company entered into an agreement for a facility to be located in the Phoenix, Arizona area, with services expected to commence in Fiscal 2021, which is intended to replace the Company’s third-party distribution center in Reno, Nevada to increase capacity and improve fulfillment capabilities.

In Fiscal 2020, the Company entered into a short-term lease for an additional distribution center, which has since ended, and diversified its distribution network to mitigate risk from carrier capacity shortages in light of COVID-19, particularly during the Fiscal 2020 holiday season. The Company primarily used four contract carriers to ship merchandise and related materials to its North American customers, and several contract carriers for its international customers during Fiscal 2020.

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

SEASONAL BUSINESS

Historically, the Company’s operations have been seasonal in nature and consist of two principal selling seasons: the spring season, which includes the first and second fiscal quarters (“Spring”) and the fall season, which includes the third and fourth fiscal quarters (“Fall”). The Company experiences its greatest sales activity during Fall, due to Back-to-School and Holiday sales periods. Refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K for further discussion.

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

INFORMATION SYSTEMS

The Company’s Company-owned and third-party-operated management information systems consist of a full range of retail, merchandising, human resource and financial systems. These systems include applications related to point-of-sale, digital operations, inventory management, supply chain, planning, sourcing, merchandising, payroll, scheduling and financial reporting. The Company continues to invest in technology to upgrade its core systems to create efficiencies and to support its digital operations, omnichannel capabilities, customer relationship management tools and loyalty programs.

WORKING CAPITAL

Refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K for a discussion of the Company’s cash requirements and sources of cash available for working capital needs and investment opportunities.

HUMAN CAPITAL MANAGEMENT

The Company strives to create a culture that not only drives strategic and key business priorities forward, but also encourages associates to create a positive impact in their communities. The Company believes that the strength of its unique culture is a competitive advantage, and intends to continue building upon that culture to improve performance across its business. This will become even more important as the Company expands globally and works towards achieving its long-term vision of becoming a leading digital-first omnichannel global apparel retailer.

Therefore, the Company believes that the attraction, retention, and management of qualified talent representing diverse backgrounds, experiences, and skill sets, and fostering a diverse, equitable and inclusive work environment is integral to its success in advancing the Company’s strategies and key business priorities and avoiding disruptions in the business. The Company relies on its associates across the organization, including those at its corporate offices, stores, and distribution centers, as well as their experience and expertise in the retail business.   Examples of key initiatives that are focused to attract, retain, and manage the Company’s human capital resources include the following:
•Offering competitive compensation and benefits, including cash-based and equity-based incentive awards in order to align the interests of associates and shareholders.
•Improving associate engagement through open communication channels and focusing on development. The Company regularly holds all-company meetings to communicate with its associates and collects feedback through various surveys to better understand associate experience and drive improvements. The Company also strives to provide a wide variety of development opportunities throughout associates’ careers in order to be able to pivot resources to align with overall corporate strategies when necessary.
•Embracing diversity and inclusion in all forms, including gender, race, ethnicity, disability, nationality, religion, age, veteran, LGBTQIA+ status and other factors. The Company continuously reviews representation, pay and promotion among associates with diverse backgrounds, including those in senior leadership positions. The Company also encourages associates to enhance their understanding of diversity and inclusion through the Company’s various associate resource groups which allow associates from different business functions around the world to discuss relevant topics and help address regional-specific needs. Additionally, the Company invests in year-round competency building training for associates on topics of bias, allyship and advocacy.
•Encouraging community involvement by promoting various charitable, philanthropic, and social awareness programs, which fosters a collaborative and rewarding work environment.

•Focusing on the health and safety of its associates by investing in various wellness programs throughout the year that are designed to enhance the physical, financial, and mental well-being of its associates globally. Refer to "Impact of COVID-19" included in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K for information on actions taken by the Company to support its associates during COVID-19.

The Company employed approximately 34,000 associates globally as of January 30, 2021, of whom approximately 26,900 were part-time associates. As of January 30, 2021, the Company employed approximately 25,000 associates in the U.S., and employed approximately 9,000 associates outside of the U.S. The Company employs temporary, seasonal associates at times, particularly during Fall, when it experiences its greatest sales activity due to Back-to-School and Holiday sales periods.

The number of associates represented by workers’ councils and unions is not significant and is generally limited to associates in the Company’s European stores.

Board oversight

A&F’s Board of Directors and its committees also play an integral role in the Company’s human capital management. For example, the Corporate Social Responsibility Committee of the Board of Directors provides oversight of the Company’s attention to issues of social responsibility, including diversity and inclusion, health and safety, human rights, environmental and philanthropy and the Company’s policies, practices and progress with respect to such issues. This includes overseeing, making recommendations and evaluating the success of the Company’s diversity and inclusion policies and programs, while monitoring current trends and opportunities in corporate diversity outreach. In addition, among other things, the Compensation and Organization Committee of the Board of Directors oversees the Company’s overall compensation structure, policies and programs, as well as reviews and approves metrics to be used for the determination of payouts under cash-based and equity-based incentive programs. Members of the Board of Directors also review succession plans for the Company’s executive officers and discuss with senior leadership the Company’s organizational structure and key reporting relationships, along with development of strategies and practices relating to recruitment, retention and development of the Company’s associates as needed.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers serve at the pleasure of the Board of Directors of A&F. Set forth below is certain information regarding the executive officers of the Company as of March 24, 2021:

Fran Horowitz, Chief Executive Officer and Director

Age: 57

Executive Roles:
•Chief Executive Officer, Principal Executive Officer and Director (since February 2017)
•Former member of the Office of the Chairman of the Company, which was formed in December 2014 to allow for effective management of the Company during a transition in leadership until it was dissolved in February 2017 upon Ms. Horowitz’s appointment as Chief Executive Officer
•Former President and Chief Merchandising Officer for all brands of the Company (December 2015 - February 2017) and former Brand President of Hollister (October 2014 - December 2015)
•Former President of Ann Taylor Loft, a division of Ascena Retail Group, the parent company of specialty retail fashion brands in North America (October 2013 - October 2014)
•Formerly held various roles at Express, Inc., a specialty apparel and accessories retailer of women’s and men’s merchandise (February 2005 - November 2012), including Executive Vice President of Women’s Merchandising and Design (May 2010 - November 2012)
•Formerly held various merchandising roles at Bloomingdale’s and various positions at Bergdorf Goodman, Bonwit Teller and Saks Fifth Avenue

Other Leadership Roles:
•Member of the Board of Directors of SeriousFun Children’s Network, Inc., a non-profit corporation that provides specially-adapted camp experiences for children with serious illnesses and their families, free of charge (since March 2017)
•Member of Columbus Partnership, a non-profit organization of chief executive officers from leading businesses and institutions in Columbus, Ohio, with the goal of improving economic development in the city that is home to the Company (since May 2018)
•Member of the Board of Directors of Chief Executives for Corporate Purpose (CECP), a CEO-led coalition that helps companies transform their social strategy by providing customized resources (since October 2019)

Gregory J. Henchel, Senior Vice President, General Counsel and Corporate Secretary

Age: 53

Executive Roles:
•Senior Vice President, General Counsel and Corporate Secretary of the Company (since October 2018)
•Former Executive Vice President, Chief Legal Officer and Secretary of HSN, Inc., a $3+ billion multi-channel retailer (February 2010 - December 2017)
•Former Senior Vice President and General Counsel of Tween Brands, Inc., a specialty retailer (October 2005 - February 2010) and served as that company’s Secretary (August 2008 - February 2010)
•Formerly held various roles at Cardinal Health, Inc., a global medical device, pharmaceutical and healthcare technology company, including Assistant General Counsel of Cardinal Health (2001 - October 2005), and Senior Litigation Counsel (May 1998 - 2001)
•Formerly held position as a litigation associate with the law firm of Jones Day (September 1993 - May 1998)

Scott D. Lipesky, Senior Vice President and Chief Financial Officer

Age: 46

Executive Roles:
•Senior Vice President and Chief Financial Officer of the Company, as well as Principal Financial Officer and Principal Accounting Officer of the Company (since October 2017)
•Prior to rejoining the Company, formerly served as Chief Financial Officer of American Signature, Inc., a privately-held home furnishings company (October 2016 - October 2017)
•Formerly held various leadership roles and finance positions with the Company (November 2007 - October 2016) including: Chief Financial Officer, Hollister Brand (September 2014 - October 2016); Vice President, Merchandise Finance (March 2013 - September 2014); Vice President, Financial Planning and Analysis (November 2012 - March 2013); and Senior Director, Financial Planning and Analysis (November 2010 - November 2012)
•Former Corporate Finance Director with FTI Consulting Inc., a global financial services advisory firm
•Former Director of Corporate Business Development with The Goodyear Tire & Rubber Company
•Formerly held position as a Certified Public Accountant with PricewaterhouseCoopers LLP

Holly May, Senior Vice President and Chief Human Resource Officer

Age: 39

Executive Roles:
•Senior Vice President and Chief Human Resource Officer of the Company (since January 2021)
•Former Senior Vice President, Global Total Rewards & Service Delivery for Starbucks, a global retail company (September 2018 - December 2020)
•Former Vice President, Global Compensation, Mobility and Payroll at Visa, Inc., an electronic payments company (October 2016 - August 2018)
•Formerly held senior positions across human resources at Voya Financial, a financial services company, (September 2012 - October 2016), including Senior Vice President, Human Resources (November 2014 - October 2016)

Other Leadership Roles:
•Member of Board of Trustees of Seattle Children’s Hospital and Research Foundation (since 2020)

Kristin Scott, President, Global Brands

Age: 53

Executive Roles:
•President, Global Brands of the Company (since November 2018)
•Former Brand President of Hollister (August 2016 - November 2018)
•Formerly held senior positions at Victoria’s Secret, a specialty retailer of women’s intimate and other apparel which sells products at Victoria’s Secret stores and online (December 2007 - April 2016), including: Executive Vice President, General Merchandise Manager (March 2013 - April 2016); Senior Vice President, General Merchandise Manager (March 2009 - March 2013); and Senior Vice President, General Merchandise Manager - Stores (December 2007 - March 2009)
•Formerly held various planning and merchandising positions at Gap Inc., Target, and Marshall Fields.

GOVERNMENT REGULATIONS

As a global organization, the Company is subject to the laws and regulations of the U.S. and multiple foreign jurisdictions in which it operates. These laws and regulations include, but are not limited to: trade, transportation and logistic laws, including tariffs and import and export regulations; tax laws and regulations; product and consumer safety laws; anti-bribery and corruption laws; employment and labor laws; antitrust or competition laws; data privacy laws; and environmental regulations.

Laws and regulations have had, and may continue to have, a material impact on the Company’s operations. In addition, certain governments’ responses to COVID-19, such as travel restrictions and local statutory quarantines, negatively impacted the Company’s earnings in Fiscal 2020 as is described further within “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.

Refer to “ITEM 1A. RISK FACTORS,” of this Annual Report on Form 10-K for a discussion of the potential impacts regulatory matters may have on the Company in the future, including those related to environmental matters. Compliance with government laws and regulations has not had a material effect on the Company’s capital expenditures or competitive position.

OTHER INFORMATION

A&F makes available free of charge on its website, corporate.abercrombie.com, under the “Investors, Financials, SEC Filings,” section, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after A&F electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). A&F also makes available free of charge in the same section of the Company’s website the definitive proxy materials filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after the Company electronically files such proxy materials with the SEC. The SEC maintains a website that contains electronic filings by the Company and other issuers at www.sec.gov.

A&F has included certain of its website addresses throughout this filing as textual references only. The information contained within these websites is not incorporated into this Annual Report on Form 10-K.

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

The current outbreak of COVID-19 has caused business disruption beginning in January 2020. In March 2020, the COVID-19 outbreak was declared to be a global pandemic by the World Health Organization. Further, the Company has seen, and expects to continue to see a direct, material adverse impact to sales and operations as a result of COVID-19. COVID-19 poses various risks to the Company, certain of which are detailed throughout this “ITEM 1A. RISK FACTORS”. Any one of these risks, or a combination of risks, could result in further adverse impacts on the Company’s business, results of operations, financial condition and cash flows. In addition, the following factors, categorized by the primary nature of the associated risk, could affect our financial performance and cause actual results to differ materially from those expressed or implied in any of the forward-looking statements.

Macroeconomic and industry risks include:
•COVID‐19 has and may continue to materially adversely impact and cause disruption to our business;
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
•Our failure to operate effectively in a highly competitive and constantly evolving industry could have a material adverse impact on our business;
•Fluctuations in foreign currency exchange rates could have a material adverse impact on our business;
•Our ability to attract customers to our stores depends, in part, on the success of the shopping malls or area attractions that our stores are located in or around;
•The impact of war, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience could have a material adverse impact on our business; and
•The impact of extreme weather, infectious disease outbreaks, including COVID-19, and other unexpected events could result in an interruption to our business, as well as to the operations of our third-party partners, and have a material adverse impact on our business.

Strategic risks include:
•Failure to successfully develop an omnichannel shopping experience, a significant component of our growth strategy, or failure to successfully invest in customer, digital and omnichannel initiatives could have a material adverse impact on our business;
•Our failure to optimize our global store network could have a material adverse impact on our business;
•Our failure to execute our international growth strategy successfully and inability to conduct business in international markets as a result of legal, tax, regulatory, political and economic risks could have a material adverse impact on our business; and
•Our failure to appropriately address emerging environmental, social and governance matters could have a material adverse impact on our reputation and, as a result, our business.

Operational risks include:
•Failure to protect our reputation could have a material adverse impact on our business;
•If our information technology systems are disrupted or cease to operate effectively, it could have a material adverse impact on our business;
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

•We rely on the experience and skills of our executive officers and associates, and the failure to attract or retain this talent, effectively manage succession, and establish a diverse workforce could have a material adverse impact on our business; and
•We identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future. If we fail to remediate our material weaknesses, or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

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

MACROECONOMIC AND INDUSTRY RISKS.

COVID‐19 has and may continue to materially adversely impact and cause disruption to our business.

COVID-19 has had a material adverse effect on our business, including our financial performance and condition, operating results and cash flows, and may continue to materially adversely impact and cause disruption to our business in the future.

As a result of COVID-19, numerous state and local jurisdictions have imposed, and others in the future may impose, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions have resulted in temporary store closures, modified store operating hours, a decrease in customer traffic, work stoppages, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. The impact of regulations imposed in the future in response to the pandemic, could, among other things, require that we close our stores or distribution centers or otherwise make it difficult or impossible to operate our business.

Other factors that would negatively impact our ability to successfully operate during the current COVID-19 pandemic include, but are not limited to:
•Our ability to reopen our stores in a timely manner if and when they reopen;
•Our ability to keep our stores open if there is a re-emergence or increase in infection rate;
•Our ability to attract customers to our reopened stores, given the risks, or perceived risks, of gathering in public places;
•Our ability to incentivize and retain associates and to reinstate any furloughed store associates;
•Our ability to obtain rent abatements or enter into rent deferral arrangements with our landlords;
•Our ability to react to changes in anticipated customer demand and manage inventories, which may result in excess inventories;
•Our ability to rely on our distribution centers to manage the receipt, storage, sorting, packing and distribution of our merchandise as the distribution centers are susceptible to local and regional factors, such as system failures, accidents, labor disputes, economic and weather conditions, natural disasters, demographic and population changes;
•Supply chain delays due to closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas, as well as carrier constraints due to an increase in digital sales;
•Fluctuations in the cost, availability and quality of raw materials, as well as costs of labor and transportation;
•A more promotional retail environment or our ability to move existing inventory, may cause us to lower our prices, sell existing inventory at larger discounts than in the past, or write down the value of inventory, and increase the costs and expenses of updating and replacing inventory, negatively impacting our margins;
•Delays in, or our ability to complete, planned store openings on the expected terms or timing, or at all;
•The deterioration or fluctuations in the economic conditions in the U.S. or international markets, which could have an impact on consumer confidence and discretionary consumer spending;
•Our ability to attract, retain and manage our associates during periods of extended work from home arrangements;
•Associates, whether our own or those of our third-party vendors, working offsite through work from home arrangements may rely on residential communication networks and internet providers and may be more susceptible to service interruptions and cyberattacks, and, this period of uncertainty could result in an increase in phishing and other scams, fraud, money laundering, theft and other criminal activity;
•Fluctuations in foreign currency exchange rates and changes in the effectiveness of our hedging instruments;
•Our ability to successfully execute against our international expansion plans;
•Our ability to preserve liquidity to be able to take advantage of market conditions during periods of temporary store closures; and
•Difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deterioration in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities.

Factors and uncertainties related to future impacts of COVID-19 on our business, include, but are not limited to:
•The severity and duration of the pandemic, including additional periods of increases or spikes in the number of COVID-19 cases, future mutations or variants of the virus in areas in which we operate;
•The availability and acceptance of effective vaccines or medical treatments;
•The nature and size of federal economic stimulus and other governmental efforts;
•The impact of the pandemic on overall customer demand and consumer behaviors as well as its impact on macroeconomic factors such as general economic uncertainty, unemployment rates, and recessionary pressures; and
•Any unknown consequences on our business performance and initiatives stemming from the substantial investment of time and other resources to the pandemic response.

It is uncertain as to when or if we will be able to resume all store operations and if we will see traffic return to pre-COVID-19 levels in the future. In addition, customers have increasingly relied on technology to shop and to interact with our brands during this unprecedented period and our inability to continue to connect with our customers in this manner going forward could affect our ability to compete and adversely affect our results of operations.

The factors described above may exacerbate other risks within this section of “ITEM 1A. RISK FACTORS”. Any future outbreak of any other highly infectious or contagious disease could also have a material adverse impact on our business.

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

Global uncertainty, such as the ultimate impact of the United Kingdom’s recent exit from the European Union, uncertainty with respect to trade policies and COVID-19, has in the past, and could in the future, cause changes in consumer confidence and in consumers’ discretionary spending habits globally, resulting in a material adverse effect on our results of operations, liquidity and capital resources.

The economic conditions and factors described above could adversely impact our results of operations, liquidity and capital resources, and may exacerbate other risks within this section of “ITEM 1A. RISK FACTORS”. Changes in economic conditions could also impact our ability to fund growth and/or result in our becoming reliant on external financing, the availability and cost of which may be uncertain.

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

Our failure to operate effectively in a highly competitive and constantly evolving industry could have a material adverse impact on our business.

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

We also face a variety of challenges in the highly competitive and constantly evolving retail industry, including:
•anticipating and quickly responding to changing consumer shopping preferences better than our competitors;
•maintaining favorable brand recognition;
•marketing our products to consumers in several diverse demographic markets effectively, including through social media platforms which have become increasingly more important during the COVID-19 pandemic in order to stay connected to our customers;
•retaining customers, including our loyalty club members, as if we were to fail, it could result in increased marketing costs to acquire new customers;
•developing innovative, high-quality merchandise in styles that appeal to consumers and in ways that favorably distinguish us from our competitors;
•countering the aggressive pricing and promotional activities of many of our competitors without diminishing the aspirational nature of our brands and brand equity; and
•identifying and assessing disruptive innovation, by existing or new competitors, that could alter the competitive landscape by: improving the customer experience and heightening customer expectations; transforming supply chain and corporate operations through digital technologies and artificial intelligence; and enhancing management decision-making through use of data analytics to develop new, consumer insights.

In addition, in order to compete in this highly competitive and constantly evolving industry, at times, we may launch and/or acquire new brands to expand our portfolio. This could result in significant financial and operational investments that do not provide the anticipated benefits or desired rates of return and there can be no guarantee that pursuing these investments will result in improved operating results.

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

Fluctuations in foreign currency exchange rates could adversely impact consumer spending, delay or prevent successful penetration into new markets or adversely affect the profitability of our international operations. Certain events, such as the uncertainty as to the ultimate scope and duration of COVID-19, the ultimate impact of the United Kingdom’s recent exit from the European Union and uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries, have increased global economic and political uncertainty in recent years and could result in volatility of foreign currency exchange rates as these events develop. For example, changes in sales assumptions in response to COVID-19 have resulted in changes in the effectiveness to certain of our hedging instruments, and we could see similar impacts in future periods.

Our ability to attract customers to our stores depends, in part, on the success of the shopping malls or area attractions that our stores are located in or around.

Our stores are primarily located in shopping malls and other shopping centers, certain of which had been experiencing declines in customer traffic prior to COVID-19. Our sales at these stores, as well as sales at our flagship locations, are partially dependent upon the volume of traffic in those shopping centers and the surrounding area. Our stores may benefit from the ability of a shopping center’s other tenants and area attractions to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping center. We cannot control the loss of a significant tenant in a shopping mall or area attraction, the development of new shopping malls in the U.S. or around the world, the availability or cost of appropriate locations or the success of individual shopping malls and there is competition with other retailers for prominent locations.

If the popularity of shopping malls declines among our customers, our sales may decline, and it may be appropriate to exit leases earlier than originally anticipated. In addition, COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as shopping malls, and caused us to enact widespread temporary store closures and our landlords to temporarily close certain of the malls in which our stores operate.

While the majority of stores have reopened since their initial closure in March 2020, we continue to see reclosures in certain geographic areas, primarily within Europe, and there is significant uncertainty surrounding the ultimate duration of these closures as well as temporary store closures that may take place in the future. In Fiscal 2020, we experienced store traffic below Fiscal 2019 levels and there remains uncertainty as to the long-term effects of COVID-19 on consumer willingness to visit shopping malls in the future, and whether store traffic will return to pre-COVID-19 levels. Furthermore, declines in traffic beyond our current expectations could result in additional impairment charges. While we have been successful in obtaining certain rent abatements and landlord concessions of rent payable during Fiscal 2020 as a result of COVID-19 store closures, we may be limited in our ability to obtain rent abatements or landlord concessions of rent otherwise payable going forward.

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

The impact of war, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience could have a material adverse impact on our business.

In the past, the impact of war, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience and the associated heightened security measures in response to these events have disrupted commerce. Further events of this nature, domestic or abroad, including recent unrest in the U.S., Europe and in China’s Hong Kong SAR, may disrupt commerce and undermine consumer confidence and consumer spending by causing a decline in traffic, store closures and a decrease in digital demand adversely affecting our operating results.

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

Our retail stores, corporate offices, distribution centers, infrastructure projects and digital operations, as well as the operations of our vendors and manufacturers, are vulnerable to disruption from natural disasters, infectious disease outbreaks and other unexpected events, such as COVID-19. These events could disrupt the operations of our corporate offices, global stores and supply chain and those of our third-party partners, including our vendors and manufacturers. In addition to impacts on global operations, these events could result in the potential loss of customers and revenues as a result of store closures, delay in merchandise deliveries, reduced consumer confidence or changes in consumers’ discretionary spending habits.

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

We could also be adversely affected if government authorities impose mandatory store closures as we experienced in Fiscal 2020 as a result of COVID-19, or restrict the import or export of products, in response to an unexpected event such as an infectious disease outbreak. Even if such measures are not implemented or infectious disease does not spread significantly, the perceived risk of infection or health risk may adversely affect our business and operating results. The extent of impacts of COVID-19 or future infectious disease outbreaks may be exacerbated depending on the emergence of new variants or strains as well as the availability and acceptance of effective vaccines or medical treatments.

Our business has been materially, adversely impacted by COVID-19. Refer to risk factor “COVID‐19 has and may continue to materially adversely impact and cause disruption to our business,” included within this section for further discussion of the ongoing impacts and risks related to COVID-19.

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

While we must keep up to date with emerging technology trends in the retail environment in order to develop a successful omnichannel shopping experience, it is possible these initiatives may not prove to be successful, may increase our costs, may not succeed in driving sales or attracting customers and could result in significant investments that do not provide the anticipated benefits or desired rates of return. For example, we could be at a competitive disadvantage if we are unable to leverage data analytics to retrieve timely, customer insights to appropriately respond to customer demands and improve customer engagement across channels.

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

With the evolution of digital and omnichannel capabilities, customer expectations have shifted and there has been greater pressure for a seamless omnichannel experience across all channels. In addition, the majority of the Company’s sales in Fiscal 2020 occurred within the digital channel as a result of COVID-19’s influence on consumer shopping behaviors which may have a lasting impact on consumer shopping behaviors in the future. As a result, global store network optimization is an important part of our business and failure to optimize our global store network could have an adverse impact on our results of operations.
Opportunities to open new stores experiences and modify existing leases requires partnership with our landlords. If our partnerships with our landlords were to deteriorate, this could adversely affect the pace of opening new store experiences and/or lead to an increase in store closures. In addition, if there is an increase in events such as landlord bankruptcies, or mall foreclosures, competition between retailers could increase for remaining suitable store locations. Pursuing the wrong opportunities and any delays, cost increases, disruptions or other uncertainties related to those opportunities could adversely affect our results of operations. If our investments in new stores or remodeling and right-sizing existing stores do not achieve appropriate returns, our financial condition and results of operations could be adversely affected.

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

Operational issues that could have a material adverse effect on our reputation, business and results of operations if we fail to address them include, but are not limited to, the following:
•address the different operational characteristics present in each country in which we operate, including employment and labor, transportation, logistics, real estate, lease provisions and local reporting or legal requirements;
•support global growth by successfully implementing local customer and product-facing teams and certain corporate support functions at our regional headquarters located in Shanghai, China and London, United Kingdom;
•hire, train and retain qualified personnel;
•maintain good relations with individual associates and groups of associates;
•avoid work stoppages or other labor-related issues in our European stores where associates are represented by workers’ councils and unions;
•retain acceptance from foreign customers;
•manage inventory effectively to meet the needs of existing stores on a timely basis; and
•manage foreign currency exchange rate risks effectively.

We are subject to domestic laws, including the Foreign Corrupt Practices Act, in addition to the laws of the foreign countries in which we operate. If any of our overseas operations, or our associates or agents, violate such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.

In addition, there continues to be global uncertainty, such as the uncertainty as to the ultimate scope and duration of COVID-19, the ultimate impact of the United Kingdom’s recent exit from the European Union and uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries, and similar events of global unrest. These events have increased global economic and political uncertainty in recent years and could affect our international expansion plans.

Our failure to appropriately address emerging environmental, social and governance matters could have a material adverse impact on our reputation and, as a result, our business.

There is an increased focus from certain investors, customers, associates, business partners and other stakeholders concerning environmental, social and governance matters.

The expectations related to environmental, social and governance matters are rapidly evolving, and from time to time, we announce certain initiatives and goals, related to environmental, social or governmental matters, such as those announced in Fiscal 2019 through our participation in the United Nations Global Compact. We could fail, or be perceived to fail to act responsibly, in our environmental, social and governance efforts, or we could fail in accurately reporting our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals. As a result, we could suffer negative publicity and our reputation could be adversely impacted, which in turn could have a negative impact on investor perception and our products' acceptance by consumers. This may also impact our ability to attract and retain talent to compete in the marketplace.

There is also greater uncertainty following the recent November 2020 U.S. elections regarding potential policies related to issues surrounding global environmental sustainability. Changes in the legal or regulatory environment affecting responsible sourcing, supply chain transparency, or environmental protection, among others, including regulations to limit carbon dioxide and other greenhouse gas emissions, to discourage the use of plastic or to limit or to impose additional costs on commercial water use may result in increased compliance costs for us and our business partners.

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

Events that could jeopardize our reputation, include, but are not limited to, the following:
•We fail to maintain high standards for merchandise quality and integrity;
•We fall victim to a cyber-attack, resulting in customer data being compromised;
•We fail to comply with ethical, social, product, labor, health and safety, accounting or environmental standards, or related political considerations;
•Our associates’ actions don’t align with our values and fail to comply with our Associate Code of Conduct;

•Third parties with which we have a business relationship, including our brand representatives and influencer network, fail to represent our brands in a manner consistent with our brand image or act in a way that harms their reputation; and
•Third-party vendors fail to comply with our Vendor Code of Conduct or any third parties with which we have a business relationship with fail to represent our brands in a manner consistent with our brand image.

Our position or perceived lack of position on environmental, social, governance, public policy or other similar issues, including any actions we have taken in response to COVID-19, and any perceived lack of transparency about those matters could also harm our reputation with consumers or investors.

In addition, in recent years there has been increase in social media platforms and our use of social media platforms is an important element of our omnichannel marketing efforts, which became increasingly more important during the COVID-19 pandemic in order to stay connected to our customers. For example, we maintain various social media accounts for our brands, including Instagram, TikTok, Facebook, Twitter and Pinterest accounts. Actions taken by individuals that we partner with, such as brand representatives, influencers or our associates, that fail to represent our brands in a manner consistent with our brand image or act in a way that harms their reputation, whether through our social media platforms or their own, could harm our brand reputation and materially impact our business. Social media also allows for anyone to provide public feedback that could influence perceptions of our brands and reduce demand for our merchandise.

Damage to our reputation and loss of consumer confidence for these or any other reasons could lead to adverse consumer actions, including boycotts, negative impacts on investor perception and could impact our ability to attract and retain the talent necessary to compete in the marketplace, all of which could have a material adverse impact on our business, as well as require additional resources to rebuild our reputation.

If our information technology systems are disrupted or cease to operate effectively, it could have a material adverse impact on our business.

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

In the standard course of business, we receive and maintain confidential information about customers, associates and other third parties. In addition, third parties also receive and maintain certain confidential information. The protection of this information is critical to our business and subjects us to numerous laws, rules and regulations domestically and in foreign jurisdictions. The retail industry in particular has been the target of many recent cyber-attacks and it is possible that an individual or group could defeat our security measures, or those of a third-party service provider, and access confidential information. Further, like other companies in the retail industry, during the ordinary course of business, we and our vendors have in the past experienced, and we expect to continue to experience, cyber-attacks of varying degrees and types, including phishing, and other attempts to breach, or gain unauthorized access to, our systems. To date, these attacks have not had a material impact on our operations, but we cannot provide assurance that cyber attacks will not have a material impact in the future.

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

In addition, our business has been adversely impacted by COVID-19, and as a result, we have implemented a work-from-home policy that applies to a significant majority of our corporate associates, as have certain of our third-party vendors. Offsite working by associates, increased use of public Wi-Fi, and use of office equipment off premises may be necessary, and may make our business more vulnerable to cybersecurity breach attempts. In addition, this period of uncertainty could result in an increase in phishing and other scams, fraud, money laundering, theft and other criminal activity.

If we, or a third-party partner, were to fall victim to a successful cyber-attack, suffer intentional or unintentional data and security breaches by associates or third-parties, it could have a material adverse impact on our business, especially an event that compromises customer data or results in the unauthorized release of confidential business or customer information. In addition, if we are unable to avert a denial of service attack that renders our site inoperable, it could result in negative consequences, such as lost sales and customer dissatisfaction. Additional negative consequences that could result from these and similar events may include, but are not limited to:
•remediation costs, such as liability for stolen assets or information, potential legal settlements to affected parties, repairs of system damage, and incentives to customers or business partners in an effort to maintain relationships after an attack;
•increased cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training associates, and engaging third party experts and consultants;
•lost revenues resulting from the unauthorized use of proprietary information or the failure to retain or attract customers following an attack;
•litigation and legal risks, including costs of litigation and regulatory, fines, penalties or actions by domestic or international governmental authorities;
•increased insurance premiums;
•reputational damage that adversely affects customer or investor confidence; and
•damage to the Company’s competitiveness, stock price, and long-term shareholder value.

Although we maintain cybersecurity insurance, there can be no assurance that it will be sufficient for a specific cyber incident, or that insurance proceeds will be paid to us in a timely fashion.

Our reliance on our distribution centers makes us susceptible to disruptions or adverse conditions affecting our supply chain.

Our distribution center operations are susceptible to local and regional factors, such as system failures, accidents, labor disputes, economic and weather conditions, natural disasters, demographic and population changes, as well as other unforeseen events and circumstances, such as COVID-19. We rely on our distribution centers to manage the receipt, storage, sorting, packing and distribution of our merchandise. If our distribution centers are not adequate to support our operations, including as a result of capacity constraints in response to an increase in digital sales, we could experience adverse impacts such as shipping delays and customer dissatisfaction. In addition, if our distribution operations were disrupted, and we were unable to relocate operations or find other property adequate for conducting business, our ability to replace inventory in our stores and process digital and third-party orders could be interrupted, potentially resulting in adverse impacts to sales or increased costs. Refer to “ITEM 1. BUSINESS,” for a listing of certain distribution centers on which we utilize.

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

In addition, we have experienced increasing wage pressures in recent years related to the cost of labor at our third-party manufacturers, at our distribution centers and at our stores. For example, recent government initiatives in the U.S. or changes to existing laws, such as the adoption and implementation of national, state, or local government proposals relating to increases in minimum wage rates, may increase our costs of doing business and adversely affect our results of operations. We may not be able to pass all or a portion of higher labor costs on to our customers, which could adversely affect our gross margin and results of operations.

We primarily used four contract carriers to ship merchandise and related materials to our North American customers, and several contract carriers for our international customers. If the shipping operations of these third-parties were disrupted, and we are unable to respond in a quick and efficient manner, our ability to replace inventory in our stores and process digital and third-party orders could be interrupted, potentially resulting in adverse impacts to sales or increased costs.

In addition, there continues to be global uncertainty, such as to the ultimate scope and duration of COVID-19, the ultimate impact of the United Kingdom’s recent exit from the European Union and uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries, and similar events of global, political unrest. These events have increased global uncertainty and have impacted and may in the future impact the cost, availability and quality of merchandise, as well as the cost, availability and quality of the fabrics or other raw materials used to manufacture our merchandise. For example, factors that may negatively impact our ability to successfully operate during the current COVID-19 pandemic include, but are not limited to supply chain delays due to closed factories, continued shipping container shortages, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas.

In addition, compliance with the recent sanctions and customs trade orders issued by the U.S. government related to entities and individuals who are connected to the China’s Xinjiang Uyghur Autonomous Region, could affect the global supply chain and the price of cotton in the marketplace. We may face regulatory challenges in complying with applicable sanctions and trade regulations and reputational challenges with our consumers and other stakeholders if we are unable to sufficiently verify the origins for the material sourced.

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

We do not own or operate any manufacturing facilities. As a result, the continued success of our operations is tied to our timely receipt of quality merchandise from third-party manufacturers. We source the majority of our merchandise outside of the U.S. through arrangements with approximately 100 vendors, primarily located in southeast Asia. Political, social or economic instability in the regions in which our manufacturers are located could cause disruptions in trade, including exports to the U.S. In addition, the inability of vendors to access liquidity, or the insolvency of vendors, could lead to their failure to deliver merchandise to us. A manufacturer’s inability to ship orders in a timely manner or meet our quality standards could cause delays in responding to consumer demand and negatively affect consumer confidence or negatively impact our competitive position, any of which could have a material adverse effect on our financial condition and results of operations.

All factories that we partner with are contractually required to adhere to the Company’s Vendor Code of Conduct, go through social audits which include on-site walk-throughs to appraise the physical working conditions and health and safety practices, and review payroll and age documentation. If our factories are unwilling or not able to meet the standards set forth within the Company’s Vendor Code of Conduct, it could limit the options available to us and could result in an increase of costs of manufacturing, which we may not able to pass on to our customers.

Other events that could disrupt the timely delivery of our merchandise include new trade law provisions or regulations, reliance on a limited number of shipping carriers and associated alliances, weather events, significant labor disputes, port congestion and other unexpected events, such as COVID-19. Furthermore, we are susceptible to increases in fuel costs which may increase the cost of distribution. If we are not able to pass this cost on to our customers, our financial condition and results of operations could be adversely affected.

We rely on the experience and skills of our executive officers and associates, and the failure to attract or retain this talent, effectively manage succession, and establish a diverse workforce could have a material adverse impact on our business.

Our ability to succeed may be adversely impacted if we are not able to attract, retain and develop talent and future leaders, including our executive officers. We believe that the attraction, retention, and management of qualified talent is integral to our success in advancing our strategies and key business priorities and avoiding disruptions in our business. We rely on our associates across the organization, including those at our corporate offices, stores, and distribution centers, as well as their experience and expertise in the retail business.

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

In addition, if we are unable to attract and retain talent at the associate level without adequate succession plans, our business could also adversely be impacted as competition for such qualified talent is intense, and we cannot be sure we will be able to attract, retain and develop a sufficient number of qualified individuals in future periods. For example, as automation, artificial intelligence and similar technological advancements continue to evolve, we may need to compete for talent that is familiar with these advancements in technologies in order to compete effectively with our industry peers. If we are not successful in these efforts, our business may be adversely affected.

COVID-19 has also caused public health officials to recommend precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as shopping malls. Our business could be adversely affected if we experienced a large capacity of store associates that are either unwilling or unable to staff our stores as a result of concerns over COVID-19, similar infectious disease in the future or other safety concerns.

If we are not successful in these efforts or fail to successfully execute against the key initiatives that are focused on attracting, retaining and managing our human capital resources listed in “ITEM 1. BUSINESS,” our business could be adversely impacted.

We identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future. If we fail to remediate our material weaknesses, or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

The effectiveness of any controls or procedures is subject to certain inherent limitations, and as a result, there can be no assurance that our controls and procedures will prevent or detect misstatements. Even an effective system of internal control over financial reporting will provide only reasonable, not absolute, assurance with respect to financial statement preparation. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer of A&F and the Senior Vice President and Chief Financial Officer of A&F, management evaluated the effectiveness of A&F’s internal control over financial reporting as of January 30, 2021 using criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment of A&F’s internal control over financial reporting, under the criteria described in the preceding sentence, management has identified a control deficiency during the fiscal year ended January 30, 2021, that constituted a material weakness as described within “ITEM 9A. CONTROLS & PROCEDURES.”

If we fail to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting, management could be required to expend significant resources and we could fail to meet our public reporting requirements on a timely basis, and be subject to fines, penalties, investigations or judgements, all of which could negatively affect investor confidence and adversely impact our stock price.

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

There is also heightened scrutiny on the potential taxation of digital businesses. For example, the Organization for Economic Co-Operation and Development (the “OECD”) has had a specific focus on the taxation implications of e-commerce business, generally referred by the OECD as the “digital economy,” proposed an approach which would, among other changes, create a new right to tax certain “digital economy” income not necessarily based on traditional nexus concepts nor on the “arm’s length principle.” At this point, there is a lack of consensus agreement among members with the latest OECD proposal. A failure to reach full consensus on an executable plan within the tight timeframe under which the OECD is operating could result in individual jurisdictions legislating digital tax provisions in an uncoordinated and unilateral manner, and further result in greater or even double taxation that companies may not have sufficient means to remedy. Efforts to alleviate any increased tax burden may increase the cost of structuring and compliance, adversely impacting our business.

In the past, tax law has been enacted, domestically and abroad, impacting our current or future tax structure and effective tax rate, such as the Tax Cuts and Jobs Act of 2017 and Swiss Tax Reform discussed further in Note 12, “INCOME TAXES.” Tax law may be enacted in the future, domestically or abroad, that impacts our current or future tax structure and effective tax rate, including tax law that may be enacted following the recent November 2020 U.S. elections or in response to the COVID-19 crisis, both of which have introduced greater uncertainty with respect to tax policies, laws and regulations. For example, certain jurisdictions may introduce new tax law or reconsider existing laws to assist with covering the costs of the COVID-19 crisis in efforts to restore public finances, which could have a material impact on our business.

Our litigation exposure, or any securities litigation and shareholder activism, could have a material adverse impact on our business.

We, along with third parties we do business with, are involved, from time to time, in litigation arising in the ordinary course of business. Litigation matters may include, but are not limited to, contract disputes, employment-related actions, labor relations, commercial litigation, intellectual property rights, product safety, environmental matters and shareholder actions.

Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in publicly traded companies recently. Due to the potential volatility of our stock price and for a variety of other reasons, we may become the target of securities litigation or shareholder activism.

Additionally, while we have continued to prioritize the health and safety of our associates and customers as we continue to operate during COVID-19, we face an increased risk of litigation related to our operating environments, including litigation risk related to potential workplace lawsuits and may incur significant increased operating costs associated with potential increases in insurance premiums, medical claims costs, and/or workers’ compensation claim costs, which could negatively affect our results of operations both during and after the pandemic. In addition, while the Company has been successful in obtaining certain rent abatements and landlord concessions of rent payable during Fiscal 2020 as a result of COVID-19 store closures, the Company continues to engage with our landlords to find a mutually beneficial and agreeable path forward for certain of our other leases.

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

Laws and regulations at the local, state, federal and various international levels frequently change, and the ultimate cost of compliance cannot be precisely estimated. In addition, the United Kingdom’s recent exit from the European Union could result in additional administrative burdens to adhere to changes in regulatory frameworks concerning critical areas, including, but not limited to, the movement of goods or the movement of people. Changes in the legal or regulatory environment affecting responsible sourcing, supply chain transparency, or environmental protection, among others, may result in increased compliance costs for us and our business partners.

There is continued uncertainty as to the ultimate scope and duration of COVID-19 and, as a result, government authorities have taken certain actions to mitigate the spread of COVID-19. These actions have impacted our operations and any changes in regulations, the imposition of additional regulations, or the enactment of any new or more stringent legislation, could have a material adverse impact on our business and results of operations, including, but not limited to, the following actions: imposing restrictions on public gatherings and human interactions; requiring mandatory store closures or seeking voluntary store closures; restricting hours of store operations; imposing curfews; or restricting the import or export of products.

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

Our senior secured asset-based revolving credit agreement, as amended (the “ABL Facility”), expires on October 19, 2022 and our senior secured notes, which have a fixed 8.75% interest rate, will mature on July 15, 2025 (the “Senior Secured Notes”). Both our ABL Facility and the indenture governing our Senior Secured Notes contain restrictive covenants that, subject to specified exemptions, restrict, among other things, the following: our ability to incur, assume or guarantee additional indebtedness; grant or incur liens; sell or otherwise dispose of assets, including capital stock of subsidiaries; make investments in certain subsidiaries; pay dividends or make distributions on our capital stock; redeem or repurchase capital stock; change the nature of our business; and consolidate or merge with or into, or sell substantially all of our assets to another entity.

If an event of default occurs, any outstanding obligations under the Senior Secured Notes and the ABL Facility could be declared immediately due and payable or the lenders could foreclose on or exercise other remedies with respect to the assets securing the indebtedness under the Senior Secured Notes and the ABL Facility. In addition, there is no assurance that we would have the cash resources available to repay such accelerated obligations. In addition, the Senior Secured Notes and ABL Facility are secured by certain of our real property, inventory, intellectual property, general intangibles and receivables, among other things, and lenders may exercise remedies against the collateral in the event of our default.

We have, and expect to continue to have, a level of indebtedness. In addition, we may, from time to time, incur additional indebtedness. We may need to refinance all or a portion of our existing indebtedness before maturity, including the Senior Secured Notes, and any indebtedness under the ABL Facility. There can be no assurance that we would be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all. Changes in market conditions could potentially impact the size and terms of a replacement facility or facilities in the future. The inability to obtain credit on commercially reasonable terms in the future could adversely impact our liquidity and results of operations as well as limit our ability to take advantage of business opportunities that may arise.

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

As of January 30, 2021, the Company operated 735 retail stores across its brands. The Company does not believe that any individual store lease is material; however, certain geographic areas may have a higher concentration of store locations.

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

In addition, the Company notes that in connection with the SEC’s recent modernization of the disclosures of legal proceedings required under Item 103 of Regulation S-K, the Company has elected to apply the threshold of $1 million in potential monetary sanctions (with such amount being the lesser of $1 million or 1% of the current assets of the Company on a consolidated basis) pursuant to Item 103(c)(3)(iii) of Regulation S-K in connection with determining the required disclosure with respect to environmental proceedings to which a governmental authority is a party.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

A&F’s Class A Common Stock (“Common Stock”) is traded on the New York Stock Exchange under the symbol “ANF.”

The following graph shows the changes, over the five-year period ended January 30, 2021 (the last day of A&F’s Fiscal 2020) in the value of $100 invested in (i) shares of A&F’s Common Stock; (ii) Standard & Poor’s 500 Stock Index (the “S&P 500”); and (iii) Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail”), including reinvestment of dividends. The plotted points represent the closing price on the last trading day of the fiscal year indicated.

PERFORMANCE GRAPH (1)
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Abercrombie & Fitch Co., the S&P 500 Index and the S&P Apparel Retail Index

	1/30/16	1/28/17	2/3/18	2/2/19	2/1/20	1/30//21
Abercrombie & Fitch Co.	$100.00	$45.14	$86.61	$93.47	$74.87	$107.38
S&P 500	$100.00	$120.04	$151.74	$148.23	$180.37	$211.48
S&P Apparel Retail	$100.00	$100.84	$109.74	$121.77	$139.98	$152.76

*    $100 invested on 1/30/16 in stock or 1/31/16 in index, including reinvestment of dividends. Indexes calculated on month-end basis.
Copyright© 2021 Standard & Poor’s, a division of S&P Global. All rights reserved.

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

As of March 24, 2021, there were approximately 2,700 stockholders of record. However, when including investors holding shares of Common Stock in broker accounts under street name, A&F estimates that there were approximately 23,600 stockholders.

There were no sales of equity securities during Fiscal 2020 that were not registered under the Securities Act.

The following table provides information regarding the purchase of shares of the Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during each fiscal month of the thirteen weeks ended January 30, 2021:

Period (fiscal month)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (3)
November 1, 2020 through November 28, 2020	2,720	$19.08	—	3,218,058
November 29, 2020 through January 2, 2021	3,351	$20.42	—	3,218,058
January 3, 2021 through January 30, 2021	297	$17.91	—	3,218,058
Total	6,368	$19.73	—	3,218,058

(1)All 6,368 shares of A&F’s Common Stock purchased during the thirteen weeks ended January 30, 2021 were withheld for tax payments due upon the vesting of employee restricted stock units.
(2)There were no shares of A&F’s Common Stock repurchased during the thirteen weeks ended January 30, 2021 pursuant to A&F’s publicly announced stock repurchase authorization then in effect. On June 12, 2019, A&F’s Board of Directors authorized the repurchase of 5.0 million shares of A&F’s Common Stock, which was announced on June 12, 2019. As of January 30, 2021, the Company had the authority to repurchase approximately 3.2 million shares under the previously approved June 12, 2019 share repurchase authorization. As announced on March 2, 2021, at a meeting of A&F’s Board of Directors held on February 19, 2021, A&F’s Board of Directors authorized the repurchase of 10.0 million shares of the Company’s Common Stock. This authorization replaced the June 12, 2019 share repurchase authorization (which was terminated), bringing the total number of shares of Common Stock that the Company was authorized to repurchase as of February 19, 2021 to 10.0 million shares.
(3)The number shown represents, as of the end of each period, the maximum number of shares of Common Stock that may yet be purchased under A&F’s publicly announced June 12, 2019 stock repurchase authorization then in effect as described in footnote 2 above. In Fiscal 2020, the Company announced that it had temporarily suspended its share repurchase program in order to preserve liquidity and maintain financial flexibility in light of the circumstances surrounding COVID-19. The Company announced on March 2, 2021 that it plans to resume share repurchase activity beginning on or after March 4, 2021. The timing and amount of any future share repurchases will depend on various factors, including market and business conditions.

Dividends are declared at the discretion of A&F’s Board of Directors. A quarterly dividend, of $0.20 per share outstanding, was declared in February for Fiscal 2020 and in each of February, May, August and November in Fiscal 2019. Dividends were paid in March for Fiscal 2020, and in each of March, June, September and December in Fiscal 2019.

In order to preserve liquidity and maintain financial flexibility in light of COVID-19, in May 2020, the Company announced that it had temporarily suspended its dividend program. The Company’s dividend program remains suspended. The Company may in the future review its dividend program to determine, in light of facts and circumstances at that time, whether and when to reinstate. A&F’s Board of Directors reviews and establishes a dividend amount, if any, based on A&F’s financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors, including the potential severity of impacts to the business resulting from COVID-19 and any restrictions under the Company’s agreements related to the Senior Secured Notes and the ABL Facility. There can be no assurance that the Company will pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

Item 6. Selected Financial Data

Information for Item 6, Selected Financial Data is no longer required as the Company has adopted certain provisions within the SEC amendments to Regulation S-K that eliminate Item 301.

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
•Current Trends and Outlook. This section provides a discussion related to COVID-19’s impact on the Company’s business and discussion of the Company’s long-term plans for growth. In addition, this section also provides a summary of the Company’s performance over recent years, primarily Fiscal 2020 and Fiscal 2019.
•Results of Operations. This section provides an analysis of certain components of the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for Fiscal 2020 as compared to Fiscal 2019.
•Liquidity and Capital Resources. This section provides a discussion of the Company’s financial condition, changes in financial condition and liquidity as of January 30, 2021, which includes (i) an analysis of changes in cash flows for Fiscal 2020 as compared to Fiscal 2019, (ii) an analysis of liquidity, including the availability under credit facilities, payments of dividends, and outstanding debt and covenant compliance, (iii) a summary of contractual and other obligations as of January 30, 2021 and (iv) a discussion related to actions taken during Fiscal 2020 to preserve liquidity in light of COVID-19.
•Recent Accounting Pronouncements. The recent accounting pronouncements the Company has adopted or is currently evaluating, including the dates of adoption or expected dates of adoption, as applicable, and anticipated effects on the Company’s audited Consolidated Financial Statements, are included in Note 2 “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”
•Critical Accounting Policies and Estimates. This section discusses accounting policies considered to be important to the Company’s results of operations and financial condition, which typically require significant judgment and estimation on the part of the Company’s management in their application.
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

A discussion of the Company’s financial condition, changes in financial condition and results of operations for Fiscal 2019 as compared to Fiscal 2018, is incorporated by reference from “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” in PART II of A&F’s Annual Report on Form 10-K for Fiscal 2019, filed with the SEC on March 31, 2020.

Safe harbor statement under the Private Securities Litigation Reform Act of 1995
The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by the Company, its management or its spokespeople involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify forward-looking statements. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, including the uncertainty surrounding COVID-19, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements included herein are based on information presently available to the management of the Company. Except as may be required by applicable law, the Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. A discussion of material risks that could affect the Company’s financial performance and cause actual results to differ materially from those expressed or implied in any of the forward-looking statements is included in  “ITEM 1A. RISK FACTORS,” of this Annual Report on Form 10-K.

OVERVIEW

Business summary

The Company is a global multi-brand omnichannel specialty retailer, whose products are sold primarily through its digital channels and Company-owned stores, as well as through various third-party arrangements. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids under the Company’s two brand-based operating segments: Hollister, which includes the Company’s Hollister and Gilly Hicks brands, and Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. The brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style. The Company operates primarily in North America, Europe and Asia.

The Company’s fiscal year ends on the Saturday closest to January 31. All references herein to the Company’s fiscal years are as follows:

Fiscal year	Year ended/ ending	Number of weeks
Fiscal 2019	February 1, 2020	52
Fiscal 2020	January 30, 2021	52
Fiscal 2021	January 29, 2022	52

Due to the seasonal nature of the retail apparel industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year and the Company could experience significant fluctuations in certain asset and liability accounts. The Company experiences its greatest sales activity during Fall, due to Back-to-School and Holiday sales periods, respectively.

Key performance indicators

The following measurements are among the key performance indicators reviewed by various members of the Company’s management to gauge the Company’s results:

•Changes in net sales and comparable sales;
•Comparative results of operations on a constant currency basis with the prior year’s results converted at the current year’s foreign currency exchange rate to remove the impact of foreign currency exchange rate fluctuation;
•Gross profit and gross profit rate;
•Cost of sales, exclusive of depreciation and amortization, as a percentage of net sales;
•Stores and distribution expense as a percentage of net sales;
•Marketing, general and administrative expense as a percentage of net sales;
•Operating income and operating income as a percentage of net sales (“operating margin”);
•Net income and net income attributable to A&F;
•Cash flow and liquidity measures, such as the Company’s current ratio, working capital and free cash flow;
•Inventory metrics, such as inventory turnover;
•Return on invested capital and return on equity;
•Store metrics, such as net sales per gross square foot, and store 4-wall operating margins;
•Digital and omnichannel metrics, such as total shipping expense as a percentage of digital sales, and certain metrics related to our purchase-online-pickup-in-store and order-in-store programs;
•Transactional metrics, such as traffic and conversion, performance across key product categories, average unit retail, average unit cost, average units per transaction and average transaction values; and
•Customer-centric metrics such as customer satisfaction, customer retention and acquisition, and certain metrics related to the loyalty programs.

While not all of these metrics are disclosed publicly by the Company due to the proprietary nature of the information, the Company publicly discloses and discusses many of these metrics within this MD&A.

CURRENT TRENDS AND OUTLOOK

Impact of COVID-19

In January 2020, the Company began to experience business disruptions in the Asia-Pacific (“APAC”) region as a result of COVID-19. In February 2020, the situation escalated as the scope of COVID-19 worsened beyond the APAC region, with the United States (the “U.S.”) and Europe, Middle East and Africa (“EMEA”) experiencing significant outbreaks. In March 2020, the COVID-19 outbreak was declared to be a global pandemic by the World Health Organization. In response to COVID-19, certain governments have imposed travel restrictions and local statutory quarantines and the Company has recommended associates who are able to perform their role remotely continue to do so. The Company is reacting to COVID-19 on a daily basis, including by conforming to local government guidance and monitoring developments in government legislation or other government actions in response to COVID-19.

The extent of future impacts of COVID-19 on the Company’s business, including the duration and impact on overall customer demand, are uncertain as current circumstances are dynamic and depend on future developments, including, but not limited to, the duration and spread of COVID-19, the emergence of new variants of the coronavirus and the availability and acceptance of effective vaccines or medical treatments.

As a result of COVID-19, in January 2020, the Company temporarily closed the majority of its stores in the APAC region and in March 2020, the Company temporarily closed its stores across brands in North America and the EMEA region. The majority of APAC stores were reopened during March 2020, and the Company began to reopen stores in North America and the EMEA region on a rolling basis in late April 2020. As of January 30, 2021 and March 24, 2021, approximately 88% and 91% of Company-operated stores were open for in-store service, respectively, with temporary store closures primarily in the EMEA region. The Company plans to follow the guidance of local governments to determine when it can reopen closed stores and to evaluate whether further store closures will be necessary.

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

The Company has seen, and may continue to see, material reductions in sales across brands and regions as a result of COVID-19. Total net sales decreased approximately 14% for Fiscal 2020 as compared to Fiscal 2019, primarily driven by temporary store closures and a decline in traffic as compared to the previous year as a result of COVID-19. During Fiscal 2020, sales for stores that had reopened were approximately 75% of Fiscal 2019 levels. The Company has experienced other material impacts as a result of COVID-19, including, but not limited to, deferred tax valuation allowances, long-lived asset impairment, adjustments of the carrying amount of inventory and changes in the effectiveness of its hedging instruments.

The Company’s digital operations across brands have continued to serve the Company’s customers during this unprecedented period of temporary store closures as the Company’s distribution centers implemented enhanced cleaning and social distancing measures in order to remain operational. In response to elevated digital demand during this period, the Company has increased its omnichannel capabilities by continuing to offer Purchase-Online-Pickup-in-Store, including curbside pickup at a majority of U.S. locations, and by utilizing ship-from-store capabilities. In addition, to prepare for the Fiscal 2020 holiday season, the Company entered into a short-term lease for an additional distribution center and partnered with incremental carriers. Digital net sales increased approximately 39% for Fiscal 2020 as compared to Fiscal 2019, resulting in digital sales accounting for 54% of total revenues in Fiscal 2020 compared to 33% in Fiscal 2019. Despite the recent strength in digital sales, the Company has historically generated the majority of its annual net sales through stores and there can be no assurance that the current performance in the digital channel will continue.

The Company is also focused on managing inventories and the impacts COVID-19 has had, and continues to have, on its global supply chain, including potential disruptions of product deliveries. The Company sources the majority of its merchandise outside of the U.S. through arrangements with vendors primarily located in southeast Asia and, as of January 30, 2021, the vast majority of the factories the Company partners with were operating at full capacity. In order to complete production, these manufacturing factories are dependent on raw materials from fabric mills that are primarily located in the APAC region. The Company continues to collaborate with its third-party partners to mitigate significant delays in delivery of merchandise, especially in light of disruptions across the supply chain, including port congestion and shipping container shortages. During Fiscal 2020, the Company reduced certain orders that were not already in production, delayed and altered the cadence of deliveries and implemented various strategies to tightly manage inventories, including utilizing ship-from-store capabilities in select locations.

The Company’s progress executing against the following key transformation initiatives created the foundation to allow the Company to respond quickly to COVID-19 in Fiscal 2020:
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

The Company entered Fiscal 2020 with a healthy liquidity position, however in light of COVID-19 the Company took immediate, aggressive and prudent actions, including re-evaluating all expenditures, to balance short-term and long-term liquidity needs, in order to best position the business for the Company’s stakeholders during Fiscal 2020. Actions to preserve liquidity and manage cash flows during Fiscal 2020, included, but were not limited to the following:
•Partnered with merchandise and non-merchandise vendors in regards to payment terms;
•Managed inventory receipts tightly to align inventory with expected market demand;
•Reduced expenses to better align operating costs with sales;
•Assessed government policy and economic stimulus responses to COVID-19 for both business and individuals;
•Borrowed $210.0 million under the ABL Facility in March 2020, which was then repaid in July 2020 along with the Term Loan Facility;
•Withdrew $50.0 million from the overfunded Rabbi Trust assets, representing the majority of excess funds in March 2020;
•Announced the temporary suspension of the Company's share repurchase and dividend programs in March 2020 and May 2020, respectively; and
•Completed a private offering of $350.0 million aggregate principal amount of Senior Secured Notes in July 2020.

Reflecting ongoing global uncertainty and the near-term challenges that COVID-19 presents, such as continued temporary store closures, uncertainty surrounding the global economy and customer discretionary spending habits, the Company plans to conservatively manage cash and liquidity in the first half of Fiscal 2021, while prioritizing investments in the business and continuing to fund operating activities. Regarding returns to shareholders, although the dividend program remains suspended, the Company recently announced that it plans to resume share repurchases beginning on or after March 4, 2021, dependent on various factors, such as market and business conditions, including the Company’s ability to accelerate investments in the business.

As of January 30, 2021, the Company had liquidity of $1.3 billion as compared to $0.9 billion as of February 1, 2020, comprised of cash and equivalents and borrowing available to the Company under the ABL Facility.

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

For further information about how COVID-19 could impact our operations, refer to  “ITEM 1A. RISK FACTORS,” of this Annual Report on Form 10-K.

Global Store Network Optimization

Reflecting a continued focus on its key transformation initiative ‘Global Store Network Optimization,’ the Company delivered new store experiences across brands during Fiscal 2020 and Fiscal 2019. Details related to these new store experiences follow:

Type of new store experience	Fiscal 2020	Fiscal 2019
New stores	15	40
Remodels	4	24
Right-sizes	6	26
Total	25	90

A component of optimizing the Company’s global store network is pivoting away from large format tourist-dependent flagship stores and opening smaller, omni-enabled stores that cater to local customers. As a result, the Company closed twelve flagship locations during Fiscal 2019 and Fiscal 2020. This leaves the Company with seven operating flagships at the end of Fiscal 2020, down from 15 at the beginning of the year. Future closures could be completed through natural lease expirations, while certain other leases include early termination options that can be exercised under specific conditions. The Company may also elect to exit or modify other leases, and could incur charges related to these actions.

In addition, the Company closed 129 non-flagship locations, resulting in 137 total store closures during Fiscal 2020. Store optimization efforts in Fiscal 2020 reduced total Company store gross square footage by approximately 1.1 million gross square feet, or 17%, as compared to Fiscal 2019 year-end. The actions taken in Fiscal 2020, combined with ongoing digital sales growth, are expected to continue to transform the Company's operating model and reposition the Company for the future as the Company continues to focus on aligning store square footage with digital penetration.

Store count and gross square footage by brand and geography as of February 1, 2020 and January 30, 2021 were as follows:

	Hollister (1)		Abercrombie (2)		Total Company (3)
	United States	International	United States	International	United States	International	Total
Number of stores:
February 1, 2020 (4)	392	155	257	53	649	208	857
New	3	3	4	5	7	8	15
Closed	(48)	(8)	(71)	(10)	(119)	(18)	(137)
January 30, 2021	347	150	190	48	537	198	735

Gross square footage (in thousands):
February 1, 2020 (4)	2,605	1,263	1,829	617	4,434	1,880	6,314
January 30, 2021	2,309	1,219	1,311	393	3,620	1,612	5,232
(1)Hollister includes the Hollister and Gilly Hicks brands. Locations with Gilly Hicks carveouts within Hollister stores are represented as a single store count. Excludes nine international franchise stores as of each of January 30, 2021 and February 1, 2020. Excludes 12 Company-operated temporary stores as of January 30, 2021 and 15 as of February 1, 2020.
(2)Abercrombie includes the Abercrombie & Fitch and abercrombie kids brands. Locations with abercrombie kids carveouts within Abercrombie & Fitch stores are represented as a single store count. Excludes 10 international franchise stores as of January 30, 2021 and seven as of February 1, 2020. Excludes two Company-operated temporary stores as of January 30, 2021 and six as of February 1, 2020.
(3)This store count excludes one international third-party operated multi-brand outlet store as of January 30, 2021.
(4)Prior period numbers have been revised due to a change in the temporary store definition to only include store leases with original terms of 18 months or less.

United Kingdom’s withdrawal from the European Union (“Brexit”)

In June 2016, the United Kingdom passed a referendum to recommend withdrawing from the European Union. Upon withdrawal from the European Union in January 2020 (“Brexit"), the United Kingdom entered into a formal transition period that expired on December 31, 2020, during which the United Kingdom and the European Union negotiated a post-Brexit trade agreement. The ultimate impact of Brexit on the Company will depend on the effects of this agreement, which went into effect on January 1, 2021.

There is continued uncertainty related to the ultimate impact on consumer behavior, trade relations, economic conditions, foreign currency exchange rates and the free movement of goods, services, people and capital between the United Kingdom and the European Union during this time of transition. The United Kingdom’s withdrawal from the European Union could also adversely impact other areas of the business, including, but not limited to, an increase in duties and delays in the delivery of merchandise from the Company’s Netherlands distribution center to its customers in the United Kingdom if trade barriers materialize. The United Kingdom’s withdrawal from the European Union could also adversely impact the operations of the Company’s vendors and of our other third-party partners. In order to mitigate the risks associated with the United Kingdom’s withdrawal from the European Union, the Company: collaborated across the organization and tested systems; worked with external partners to develop contingency plans for potential adverse impacts; and took actions to reduce, to the extent possible, the potential impact of any incremental duty exposure. It is possible that preparations for the events listed above are not adequate to mitigate their impact, and that these events could adversely affect the business and results of operations.

Impact of global events and uncertainty

As a global multi-brand omnichannel specialty retailer, with operations in North America, Europe and Asia, among other regions and, as a result, management is are mindful of macroeconomic risks and global challenges that could adversely impact certain areas of the business. As a result, in addition to the events listed within MD&A, management continues to monitor certain other global events. The Company continues to assess the potential impacts these events and similar events may have on the business in future periods and continues to develop contingency plans to assist in mitigating potential impacts. It is possible that the Company’s preparations for the events discussed within MD&A are not adequate to mitigate their impact, and that these events could further adversely affect its business and results of operations. For a discussion of material risks that have the potential to cause actual results to differ materially from expectations, refer to “ITEM 1A. RISK FACTORS,” included in this Annual Report on Form 10-K.

Focus areas for Fiscal 2021

Reflecting ongoing global uncertainty and the near-term challenges COVID-19 presents, in Fiscal 2021, the Company plans to continue to conservatively manage inventories, position its supply chain to optimize its capacity to fulfill digital orders and tightly manage expenses.

For Fiscal 2021, the Company plans to make progress recovering sales losses experienced in Fiscal 2020 as a result of COVID-19, while maintaining or improving on gross profit rate from Fiscal 2020 levels. While the Company expects to see certain savings in operating expenses in Fiscal 2021, reflecting Fiscal 2020 permanent store closures and rent negotiations, certain operating expenses related to stores that were temporarily closed in Fiscal 2020 due to COVID-19 are expected to return in Fiscal 2021. The Company plans to reposition expense savings towards customer-facing areas, specifically targeting the acceleration of marketing, digital and data investments.

The Company continues to evaluate opportunities to invest in and make progress on initiatives that position the business for sustainable long-term growth that align with the strategic pillars as described within “ITEM 1. BUSINESS - STRATEGY AND KEY BUSINESS PRIORITIES,” included in this Annual Report on Form 10-K.

Summary of results

A summary of results for Fiscal 2020 and Fiscal 2019 follows:

	GAAP		Non-GAAP (1)
(in thousands, except change in net sales, gross profit rate, operating margin and per share amounts)	Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019
Net sales	$3,125,384	$3,623,073
Change in net sales from the prior fiscal year	(14)%	1%
Gross profit rate (2)	60.5%	59.4%
Operating (loss) income (3)	$(20,469)	$70,068	$52,468	$82,820
Operating (loss) income margin	(0.7)%	1.9%	1.7%	2.3%
Net (loss) income attributable to A&F (3) (4)	$(114,021)	$39,358	$(45,383)	$48,097
Net (loss) income per diluted share attributable to A&F (3) (4)	$(1.82)	$0.60	$(0.73)	$0.73

(1)    Refer to “RESULTS OF OPERATIONS” for details on excluded items. Discussion as to why the Company believes that these non-GAAP financial measures are useful to investors is provided below under “NON-GAAP FINANCIAL MEASURES.”
(2)    Gross profit is derived from cost of sales, exclusive of depreciation and amortization.
(3)    Fiscal 2019 results included $47 million of flagship store exit charges, which adversely impacted net income per diluted share attributable to A&F by approximately $0.53 per share, net of estimated tax effect. Refer to Note 19, “FLAGSHIP STORE EXIT (BENEFITS) CHARGES.”
(4)    Fiscal 2020 results included $101 million of adverse tax impacts related to valuation allowances on deferred tax assets and other tax charges as a result of the COVID-19 pandemic, which adversely impacted net loss per diluted share by or $1.61 per share. Refer to Note 12, “INCOME TAXES.”

Certain components of the Company’s Consolidated Balance Sheets as of February 1, 2020 and January 30, 2021 and Consolidated Statements of Cash Flows for Fiscal 2020 and Fiscal 2019 were as follows:

(in thousands)
Balance Sheets data	January 30, 2021	February 1, 2020
Cash and equivalents	$1,104,862	$671,267
Gross borrowings outstanding, carrying amount	$350,000	$233,250
Inventories	$404,053	$434,326
Statement of Cash Flows data	Fiscal 2020	Fiscal 2019
Net cash provided by operating activities	$404,918	$300,685
Net cash used for investing activities	$(51,910)	$(202,784)
Net cash provided by (used for) financing activities	$69,717	$(147,873)

RESULTS OF OPERATIONS

The estimated basis point (“BPS”) change disclosed throughout this Results of Operations has been rounded based on the change in the percentage of net sales.

Net sales

(in thousands)	Fiscal 2020	Fiscal 2019	$ Change	% Change
Hollister	$1,834,349	$2,158,514	$(324,165)	(15)%
Abercrombie	1,291,035	1,464,559	(173,524)	(12)%
Total Company	$3,125,384	$3,623,073	$(497,689)	(14)%

Net sales by geographic area are presented by attributing revenues to an individual country on the basis of the country in which the merchandise was sold for in-store purchases and the shipping location provided by customers for digital orders. The Company’s net sales by geographic area for Fiscal 2020 and Fiscal 2019 were as follows:

(in thousands)	Fiscal 2020	Fiscal 2019	$ Change	% Change
United States	$2,127,403	$2,410,802	$(283,399)	(12)%
EMEA	709,451	822,202	$(112,751)	(14)%
APAC	176,636	264,895	$(88,259)	(33)%
Other	111,894	125,174	$(13,280)	(11)%
International	$997,981	$1,212,271	$(214,290)	(18)%
Total Company	$3,125,384	$3,623,073	$(497,689)	(14)%

For Fiscal 2020, net sales decreased 14% as compared to Fiscal 2019, primarily due to a decrease in units sold driven by reduced store traffic, including as it related to temporary store closures as a result of COVID-19, partially offset by 39% digital sales growth. Average unit retail increased year-over-year, driven by lower promotions, with benefits from changes in foreign currency exchange rates of approximately $22 million.

Cost of sales, exclusive of depreciation and amortization

	Fiscal 2020		Fiscal 2019
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$1,234,179	39.5%	$1,472,155	40.6%	(110)

For Fiscal 2020, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased approximately 110 basis points as compared to Fiscal 2019, reflecting benefits of approximately 30 basis points from changes in foreign currency exchange rates. The year-over-year decrease was primarily attributable to increased average unit retail driven by lower promotions. Average unit cost remained relatively flat, reflecting, among other items, adverse impacts of approximately 50 basis points related to charges to reduce the carrying value of inventory during the thirteen weeks ended May 2, 2020, primarily as a result of COVID-19 and the temporary closure of the Company’s stores and benefits of approximately 30 basis points from inventory shrink favorability.

Gross profit, exclusive of depreciation and amortization

	Fiscal 2020		Fiscal 2019
		% of Net Sales		% of Net Sales	BPS Change
Gross profit, exclusive of depreciation and amortization	$1,891,205	60.5%	$2,150,918	59.4%	110

Stores and distribution expense

	Fiscal 2020		Fiscal 2019
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Stores and distribution expense	$1,391,584	44.5%	$1,551,243	42.8%	170

For Fiscal 2020, stores and distribution expense decreased 10% as compared to Fiscal 2019, primarily driven by a $117 million reduction in store occupancy expense, reflecting the impact of COVID-19 on operations including temporary store closures and benefits from rent abatements recognized as variable lease cost and a $92 million reduction in payroll expense, which was inclusive of a benefit of $18 million related to government subsidies in certain jurisdictions where the Company qualifies. These reductions in expense were partially offset by a $67 million increase in shipping and handling expense related to the 39% year-over-year digital sales growth.

Marketing, general and administrative expense

	Fiscal 2020		Fiscal 2019
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Marketing, general and administrative expense	$463,843	14.8%	$464,615	12.8%	200

For Fiscal 2020, marketing, general and administrative expense was approximately flat as compared to Fiscal 2019, reflecting reductions in marketing and other controllable expenses, and an increase in payroll expense as a result of higher performance-based compensation.

Flagship store exit (benefits) charges

	Fiscal 2020		Fiscal 2019
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Flagship store exit (benefits) charges	$(11,636)	(0.4)%	$47,257	1.3%	(170)

For Fiscal 2020, flagship store exit benefits primarily related to the closure of several international Abercrombie & Fitch flagship stores. Flagship store exit charges for Fiscal 2019 primarily related to the closure of the Company’s SoHo Hollister flagship in New York City. Refer to Note 19, “FLAGSHIP STORE EXIT (BENEFITS) CHARGES.”

Asset impairment, exclusive of flagship store exit charges

	Fiscal 2020		Fiscal 2019
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Asset impairment, exclusive of flagship store exit charges	$72,937	2.3%	$19,135	0.5%	180
Excluded items:
Asset impairment charges (1)	(72,937)	(2.3)%	(12,752)	(0.4)%	(190)
Adjusted non-GAAP asset impairment, exclusive of flagship store exit charges	$—	0.0%	$6,383	0.2%	(20)
(1)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Refer to Note 9, “ASSET IMPAIRMENT,” for further discussion.

Other operating income, net

	Fiscal 2020		Fiscal 2019
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Other operating income, net	$5,054	0.2%	$1,400	0.0%	20

For Fiscal 2020, other operating income, net, increased as compared to Fiscal 2019, primarily due to foreign currency exchange related gains in Fiscal 2020.

Operating (loss) income

	Fiscal 2020		Fiscal 2019
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Operating (loss) income	$(20,469)	(0.7)%	$70,068	1.9%	(260)
Excluded items:
Asset impairment charges (1)	72,937	2.3%	12,752	0.4%	190
Adjusted non-GAAP operating income	$52,468	1.7%	$82,820	2.3%	(60)
(1)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Interest expense, net

	Fiscal 2020		Fiscal 2019
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Interest expense	$31,726	1.0%	$19,908	0.5%	50
Interest income	(3,452)	(0.1)%	(12,171)	(0.3)%	20
Interest expense, net	$28,274	0.9%	$7,737	0.2%	70

For Fiscal 2020, interest expense, net, increased primarily driven by higher interest expense in the current year related to the issuance of the Senior Secured Notes, as well as lower interest income earned on the Company’s investments and cash holdings.

Income tax expense

	Fiscal 2020		Fiscal 2019
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$60,211	(123.5)%	$17,371	27.9%
Excluded items:
Tax effect of pre-tax excluded items (1)	4,299		4,013
Adjusted non-GAAP income tax expense	$64,510	266.6%	$21,384	28.5%
(1)    Refer to “Operating (loss) income” for details of pre-tax excluded items. The tax effect of pre-tax excluded items is the difference between the tax provision calculation on a GAAP basis and an adjusted non-GAAP basis.

The Company’s effective tax rate for Fiscal 2020 was impacted by $101.4 million of adverse tax impacts, ultimately giving rise to income tax expense on a consolidated pre-tax loss. These adverse tax impacts were as follows:
•The Company did not recognize income tax benefits on $203.4 million of pre-tax losses generated in Fiscal 2020 in certain jurisdictions, resulting in adverse tax impacts of $39.5 million.
•The Company recognized charges of $61.9 million related to the establishment of valuation allowances and other tax charges in certain jurisdictions, including, but not limited to, the U.S., Switzerland, Germany and Japan principally as a result of the significant adverse impacts of COVID-19.

Refer to Note 12, “INCOME TAXES,” for further discussion on factors that impacted the effective tax rate in Fiscal 2020 and Fiscal 2019.

Net (loss) income attributable to A&F

	Fiscal 2020		Fiscal 2019
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Net (loss) income attributable to A&F	$(114,021)	(3.6)%	$39,358	1.1%	(470)
Excluded items, net of tax (1)	68,638	2.2%	8,739	0.2%	200
Adjusted non-GAAP net income attributable to A&F (2)	$(45,383)	(1.5)%	$48,097	1.3%	(280)
(1)    Excludes items presented above under “Operating (loss) income,” and “Income tax expense.”

Net (loss) income per diluted share attributable to A&F

	Fiscal 2020	Fiscal 2019	$ Change
Net (loss) income per diluted share attributable to A&F	$(1.82)	$0.60	$(2.42)
Excluded items, net of tax (1)	1.10	0.13	0.97
Adjusted non-GAAP net (loss) income per diluted share attributable to A&F	$(0.73)	$0.73	$(1.46)
Impact from changes in foreign currency exchange rates	—	0.29	(0.29)
Adjusted non-GAAP net (loss) income per diluted share attributable to A&F on a constant currency basis(2)	$(0.73)	$1.02	$(1.75)
(1)    Excludes items presented above under “Operating (loss) income,” and “Income tax expense.”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company’s capital allocation strategy, priorities and investments are reviewed by A&F’s Board of Directors considering both liquidity and valuation factors. Reflecting ongoing global uncertainty and the near-term challenges that COVID-19 presents, such as continued temporary store closures, uncertainty surrounding the global economy and customer discretionary spending habits, the Company plans to conservatively manage cash and liquidity in the first half of Fiscal 2021, while prioritizing investments in the business and continuing to fund operating activities. Regarding returns to shareholders, although the dividend program remains suspended, the Company recently announced that it plans to resume share repurchases on or after March 4, 2021, dependent on various factors, such as market and business conditions, including the Company’s ability to accelerate investments in the business. The Company believes that it will have adequate liquidity to fund operating activities over the next 12 months.

Primary sources and uses of cash

The Company’s business has two principal selling seasons: Spring and Fall. The Company experiences its greatest sales activity during Fall, due to back-to-school and holiday sales periods. The Company relies on excess operating cash flows, which are largely generated in Fall, to fund operations throughout the year and to reinvest in the business to support future growth. The Company also has the ABL Facility available as a source of additional funding, which is described further below under “Credit facilities and Senior Secured Notes”.

The Company entered Fiscal 2020 with a healthy liquidity position, however in light of COVID-19 the Company took immediate, aggressive and prudent actions, including re-evaluating all expenditures, to balance short-term and long-term liquidity needs, in order to best position the business for the Company’s key stakeholders during Fiscal 2020. In an effort to improve the Company’s near-term cash position, as a precautionary measure in response to COVID-19, in March 2020, the Company borrowed $210.0 million under the ABL Facility to improve its near-term cash position and withdrew $50.0 million from the overfunded Rabbi Trust assets, which represented the majority of excess funds. In July 2020, the Company completed the issuance of the Senior Secured Notes and received gross proceeds of $350.0 million. The Company used the net proceeds from the offering of the Senior Secured Notes, along with existing cash on hand, to repay outstanding borrowings and accrued interest under the Term Loan Facility and the ABL Facility, with the remaining net proceeds used towards fees and expenses in connection with such repayments and the offering of the Senior Secured Notes.

Over the next twelve months, the Company expects its primary cash requirements to be directed towards funding operating activities, including the acquisition of inventory, and obligations related to compensation, marketing, leases and any lease buyouts or modifications it may exercise, taxes and other operating activities. Reflecting ongoing global uncertainty and the near-term challenges that COVID-19 presents, such as continued temporary store closures, uncertainty surrounding the global economy and customer discretionary spending habits, the Company plans to conservatively manage cash and liquidity in the first half of Fiscal 2021, while prioritizing investments in the business and continuing to fund operating activities.

The Company evaluates opportunities for investments in the business that are in line with initiatives that position the business for sustainable long-term growth that align with its strategic pillars as described within “ITEM 1. BUSINESS - STRATEGY AND KEY BUSINESS PRIORITIES”. Examples of potential investment opportunities include, but are not limited to, new store experiences and options to early terminate store leases, investments in its omnichannel initiatives and investments to increase the Company’s capacity to fulfill digital orders. Historically, the Company has utilized free cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as digital and omnichannel investments, information technology, and other projects. For Fiscal 2020, the Company used $101.9 million towards capital expenditures, down from $202.8 million of capital expenditures in Fiscal 2019. Total capital expenditures for Fiscal 2021 are expected to be approximately $100 million.

Share repurchases and dividends

In order to preserve liquidity and maintain financial flexibility in light of COVID-19, in March 2020, the Company announced that it had temporarily suspended its share repurchase program and in May 2020, the Company announced that it had temporarily suspended its dividend program. The Company has since announced it plans to resume share repurchase activity beginning on or after March 4, 2021. The timing and amount of any future share repurchases will depend on various factors, including market and business conditions. The Company’s dividend program remains suspended. The Company may in the future review its dividend program to determine, in light of facts and circumstances at that time, whether and when to reinstate.

Historically, the Company has repurchased shares of its Common Stock from time to time, dependent on market and business conditions, with the objectives of offsetting dilution from issuances of Common Stock associated with the exercise of employee stock appreciation rights and the vesting of restricted stock units and returning excess cash to shareholders. Shares may be repurchased in the open market, including pursuant to any trading plans established in accordance with Rule 10b5-1 of the Exchange Act, through privately negotiated transactions or other transactions or by a combination of such methods. Refer to “ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER

PURCHASES OF EQUITY SECURITIES” for additional information regarding the Company’s share repurchases during the fourth quarter of Fiscal 2020 and the number of shares remaining available for purchase under the Company’s publicly announced stock repurchase authorization.

Dividends are declared at the discretion of A&F’s Board of Directors. A quarterly dividend, of $0.20 per share outstanding, was declared in February for Fiscal 2020 and in each of February, May, August and November in Fiscal 2019. Dividends were paid in March for Fiscal 2020, and in each of March, June, September and December in Fiscal 2019. A&F’s Board of Directors reviews and establishes a dividend amount, if any, based on A&F’s financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors, including the potential severity of impacts to the business resulting from COVID-19 and any restrictions under the Company’s agreements related to the Senior Secured Notes and the ABL Facility. There can be no assurance that the Company will pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

Credit facilities and Senior Secured Notes

In July 2020, the Company completed the private offering of the Senior Secured Notes, and received gross proceeds of $350.0 million. The Senior Secured Notes will mature on July 15, 2025 and bear interest at a rate of 8.75% per annum, with semi-annual interest payments which began in January 2021. The Company’s debt related to the Senior Secured Notes is presented on the Consolidated Balance Sheet, net of the unamortized fees. As of January 30, 2021, the Company had $350.0 million of gross borrowings outstanding under the Senior Secured Notes.

In addition, the ABL Facility provides for a senior secured asset-based revolving credit facility of up to $400 million. As of January 30, 2021, the Company did not have any borrowings outstanding under the ABL Facility. The ABL Facility matures on October 19, 2022.

Details regarding borrowing available to the Company under the ABL Facility as of January 30, 2021 follow:

(in thousands)	January 30, 2021
Borrowing base	$245,951
Less: Outstanding stand-by letters of credit	(871)
Borrowing capacity	245,080
Less: Minimum excess availability (1)	(30,000)
Borrowing available under the ABL Facility	$215,080
(1)    The Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility.

Refer to Note 13, “BORROWINGS,” for additional information.

Income taxes

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S., without incurring additional federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019 are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds could be repatriated without incurring additional tax expense.

As of January 30, 2021, $410.1 million of the Company’s $1.1 billion of cash and equivalents were held by foreign affiliates. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or to fund investing and financing activities.

Refer to Note 12, “INCOME TAXES,” for additional details regarding the impact certain events related to the Company’s income taxes had on the Company’s Consolidated Financial Statements.

Analysis of cash flows

The table below provides certain components of the Company’s Consolidated Statements of Cash Flows for Fiscal 2020 and Fiscal 2019:

(in thousands)	Fiscal 2020	Fiscal 2019
Cash and equivalents, and restricted cash and equivalents, beginning of period	$692,264	$745,829
Net cash provided by operating activities	404,918	300,685
Net cash used for investing activities	(51,910)	(202,784)
Net cash provided by (used for) financing activities	69,717	(147,873)
Effects of foreign currency exchange rate changes on cash	9,168	(3,593)
Net increase (decrease) in cash and equivalents, and restricted cash and equivalents	431,893	(53,565)
Cash and equivalents, and restricted cash and equivalents, end of period	$1,124,157	$692,264

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

These benefits to operating cash flows were partially offset by lower cash receipts as a result of the 14% decrease in net sales from last year driven by temporary store closures and a decline in store traffic in response to COVID-19 during Fiscal 2020.

While the Company has been successful in obtaining certain rent abatements and landlord concessions of rent payable during Fiscal 2020 as a result of COVID-19 store closures, the Company continues to engage with its landlords to find a mutually beneficial and agreeable path forward for certain of its other leases. In addition, despite the Company's recent history of partnering with its vendors regarding payment terms, certain payment term extensions were temporary and certain previously deferred payments have since been made. There can be no assurance that the Company will be able to maintain extended payment terms or continue to defer payments, which may result in incremental operating cash outflows in future periods.

Investing activities - For Fiscal 2020, net cash outflows for investing activities were used for capital expenditures of $101.9 million as compared to $202.8 million in Fiscal 2019, reflecting actions taken in Fiscal 2020 to preserve liquidity and manage cash flows in light of the COVID-19 pandemic. Fiscal 2020 net cash used for investing activities also reflects the withdrawal of $50.0 million from the overfunded Rabbi Trust assets, which represented the majority of excess funds.

Financing activities - For Fiscal 2020, net cash provided by financing activities primarily consisted of the issuance of the Senior Secured Notes and receipt of related gross proceeds of $350.0 million and borrowings under the ABL Facility of $210.0 million. The gross proceeds from the Senior Secured Notes offering were used along with existing cash on hand, to repay all then outstanding borrowings and accrued interest under the Term Loan Facility and the ABL Facility, with the remaining net proceeds used towards fees and expenses in connection with such repayments and the offering. In addition, the Company repurchased approximately 1.4 million shares of A&F’s Common Stock with a market value of approximately $15.2 million and paid dividends of $12.6 million during Fiscal 2020, prior to the Company’s decision to temporarily suspend its share repurchase and dividend programs in light of COVID-19. For Fiscal 2019, net cash used for financing activities consisted primarily of the repurchase of approximately 4.0 million shares of A&F’s Common Stock in the open market with a market value of approximately $63.5 million, dividend payments of $51.5 million and voluntary debt repayments of $20.0 million.

Contractual obligations

As of January 30, 2021, the Company’s contractual obligations were as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$1,410,687	$307,174	$498,827	$304,323	$300,363
Purchase obligations (2)	249,761	208,153	25,001	5,718	10,889
Long-term debt obligations (3)	350,000	—	—	350,000	—
Other obligations (4)	259,524	87,489	86,352	60,073	25,610
Total	$2,269,972	$602,816	$610,180	$720,114	$336,862
(1)Operating lease obligations consist of the Company’s future undiscounted operating lease payments, including future fixed lease payments associated with closed flagship stores. Operating lease obligations do not include variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs. Total variable lease cost was $65.3 million in Fiscal 2020. Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Leases,” and Note 8, “LEASES,” for further discussion.
(2)Purchase obligations primarily consist of non-cancelable purchase orders for merchandise to be delivered during Fiscal 2021 and commitments for fabric expected to be used during upcoming seasons. In addition, purchase obligations include agreements to purchase goods or services, including, but not limited to, information technology, digital and marketing contracts, as well as estimated obligations related to the Company’s 13-year, 100% renewable energy supply agreement for its global home office and Company-owned distribution centers which is expected to begin in the Company’s fiscal year ending January 28, 2023.
(3)Long-term debt obligations consist of principal payments under the Senior Secured Notes. Refer to Note 13, “BORROWINGS,” for further discussion.
(4)Other obligations consists of: interest payments related to the Senior Secured Notes assuming normally scheduled principal payments; estimated asset retirement obligations; accrued rent related to stores where the Company suspended payments in light of COVID-19 temporary store closures and continues to engage with its landlords on a agreeable path forward; the amount of the employer-paid portion of social security taxes deferred in light of COVID-19; payments from the Supplemental Executive Retirement Plan; known and scheduled payments related to the Company’s deferred compensation and supplemental retirement plans; tax payments associated with the provisional, mandatory one-time deemed repatriation tax on accumulated foreign earnings, net payable over eight years pursuant to the Act; and minimum contractual obligations related to leases signed but not yet commenced, primarily related to the Company’s stores. Refer to Note 8, “LEASES,” Note 12, “INCOME TAXES,” Note 13, “BORROWINGS,” and Note 17, “SAVINGS AND RETIREMENT PLANS,” for further discussion.

In Fiscal 2019, the Company entered into a nine-year service and distribution agreement for a facility to be located in the Phoenix, Arizona area, with services expected to commence in Fiscal 2021. Due to uncertainty as to the ultimate minimum commitments related to this agreement, these expected obligations are excluded from the contractual obligations table.

Due to uncertainty as to the amounts and timing of future payments, tax related to uncertain tax positions, including accrued interest and penalties, of $1.1 million as of January 30, 2021 is excluded from the contractual obligations table. Deferred taxes are also excluded in the contractual obligations table. For further discussion, refer to Note 12, “INCOME TAXES.”

As of January 30, 2021, the Company had recorded $6.1 million and $42.5 million of obligations related to its deferred compensation and supplemental retirement plans in accrued expenses and other liabilities on the Consolidated Balance Sheet, respectively. Amounts payable with known payment dates of $19.2 million have been classified in the contractual obligations table based on those scheduled payment dates. However, it is not reasonably practicable to estimate the timing and amounts for the remainder of these obligations, therefore, those amounts have been excluded in the contractual obligations table.

A&F had historically paid quarterly dividends on its Common Stock. Due to the fact that the dividend program is currently suspended and given the payment of future dividends are subject to determination and approval by A&F’s Board of Directors, there are no amounts included in the contractual obligations table related to dividends.

Off-balance sheet arrangements

As of January 30, 2021, the Company did not have any material off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company describes its significant accounting policies in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” The Company reviews recent accounting pronouncements on a quarterly basis and has excluded discussion of those not applicable to the Company and those that did not have, or are not expected to have, a material impact on the Company’s consolidated financial statements.

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
The Company does not expect material changes to the underlying assumptions used to estimate deferred revenue associated with loyalty programs as of January 30, 2021. However, actual results could vary from estimates and could result in material gains or losses.

An increase of 10% in the Company’s point expiration and reward redemption estimates as of January 30, 2021 would have affected pre-tax loss by approximately $3.4 million for Fiscal 2020.
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
The Company does not expect material changes to the underlying assumptions used to measure the LCNRV estimate as of January 30, 2021. However, actual results could vary from estimates and could significantly impact the ending inventory valuation at cost, as well as gross profit.

An increase or decrease in the LCNRV adjustment of 10% would have affected pre-tax loss by approximately $2.1 million for Fiscal 2020.

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
The Company continues to review the need for valuation allowances on a quarterly basis. It is reasonably possible, if business conditions improve, that there could be material adjustments over the next 12 months to the total amount of valuation allowances as circumstances may be such that sufficient evidence would exist to indicate that some or all of the deferred taxes currently subject to a valuation allowance will be utilized. The Company does not expect that sufficient evidence to release the valuation allowance is likely to exist at any time prior to the fourth quarter of Fiscal 2021, and there is no guarantee that such evidence will exist or that deferred taxes will be utilized.

Changes in these judgments, assumptions or interpretations may occur and should those changes be significant, they could have a material impact on the Company’s income tax provision. As January 30, 2021, the Company had recorded valuation allowances of $174.3 million.
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
Store assets that were tested for impairment as of January 30, 2021 and not impaired, had long-lived assets with a net book value of $82.5 million, which included $72.1 million of operating lease right-of-use assets as of January 30, 2021.

Store assets that were previously impaired as of January 30, 2021, had a remaining net book value of $115.3 million, which included $106.7 million of operating lease right-of-use assets, as of January 30, 2021.

If actual results are not consistent with the estimates and assumptions used in assessing impairment or measuring impairment losses, there may be a material impact on the Company’s financial condition or results of operation.
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
The Company does not expect material changes to the underlying assumptions used to measure its lease liabilities as of January 30, 2021.

An increase or decrease of 10% in the Company’s weighted-average discount rate as of January 30, 2021, would impact both the Company’s total assets and total liabilities by less than 1% and would not have a material impact on the Company’s pre-tax loss for Fiscal 2020.

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

Comparable sales

At times, the Company provides comparable sales, defined as the year-over-year percentage change in the aggregate of (1) sales for stores that have been open as the same brand at least one year and whose square footage has not been expanded or reduced by more than 20% within the past year, with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations, and (2) digital sales with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations. Comparable sales exclude revenue other than store and digital sales. Historically, management had used comparable sales to understand the drivers of year-over-year changes in net sales as well as a performance metric for certain performance-based restricted stock units. The Company believes comparable sales can be a useful metric as it can assist investors in distinguishing the portion of the Company’s revenue attributable to existing locations from the portion attributable to the opening or closing of stores. The most directly comparable GAAP financial measure is change in net sales. In light of store closures related to COVID-19, the Company has not disclosed comparable sales for Fiscal 2020.

Excluded items

The following financial measures are disclosed on a GAAP and on an adjusted non-GAAP basis excluding the following items, as applicable:

Financial measures (1)	Excluded items
Asset impairment, exclusive of flagship store exit charges	Certain asset impairment charges
Operating (loss) income	Certain asset impairment charges
Income tax expense (2)	Tax effect of pre-tax excluded items
Net (loss) income and net (loss) income per share attributable to A&F (2)	Pre-tax excluded items and the tax effect of pre-tax excluded items
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

A reconciliation of financial metrics on a constant currency basis to GAAP for Fiscal 2020 and Fiscal 2019 is as follows:

(in thousands, except change in net sales, gross profit rate, operating margin and per share data)
Net sales	Fiscal 2020	Fiscal 2019	% Change
GAAP	$3,125,384	$3,623,073	(14)%
Impact from changes in foreign currency exchange rates	—	22,459	(1)%
Net sales on a constant currency basis	$3,125,384	$3,645,532	(14)%
Gross profit	Fiscal 2020	Fiscal 2019	BPS Change (1)
GAAP	$1,891,205	$2,150,918	110
Impact from changes in foreign currency exchange rates	—	26,522	(30)
Gross profit on a constant currency basis	$1,891,205	$2,177,440	80
Operating (loss) income	Fiscal 2020	Fiscal 2019	BPS Change (1)
GAAP	$(20,469)	$70,068	(260)
Excluded items (2)	(72,937)	(12,752)	(190)
Adjusted non-GAAP	$52,468	$82,820	(60)
Impact from changes in foreign currency exchange rates	—	20,325	(50)
Adjusted non-GAAP on a constant currency basis	$52,468	$103,145	(110)
Net (loss) income per diluted share attributable to A&F	Fiscal 2020	Fiscal 2019	$ Change
GAAP	$(1.82)	$0.60	$(2.42)
Excluded items, net of tax (2)	(1.10)	(0.13)	(0.97)
Adjusted non-GAAP	$(0.73)	$0.73	$(1.46)
Impact from changes in foreign currency exchange rates	—	0.29	(0.29)
Adjusted non-GAAP on a constant currency basis	$(0.73)	$1.02	$(1.75)

(1)    The estimated basis point change has been rounded based on the percentage of net sales change.
(2)    Refer to “RESULTS OF OPERATIONS,” for details on excluded items. The tax effect of excluded items is calculated as the difference between the tax provision on a GAAP basis and an adjusted non-GAAP basis.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

INVESTMENT SECURITIES

The Company maintains its cash equivalents in financial instruments, primarily money market funds and time deposits, with original maturities of three months or less. Due to the short-term nature of these instruments, changes in interest rates are not expected to materially affect the fair value of these financial instruments.

Refer to Note 10, “RABBI TRUST ASSETS,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for a discussion of the Company’s Rabbi Trust assets.

INTEREST RATE RISK

Prior to July 2, 2020, our exposure to market risk due to changes in interest rates related primarily to the increase or decrease in the amount of interest expense from fluctuations in the LIBO rate, or an alternate base rate associated with the Term Loan Facility and the ABL Facility. On July 2, 2020, the Company issued the Senior Secured Notes due in 2025 with a 8.75% fixed interest rate per annum and repaid all outstanding borrowings under the Term Loan Facility and the ABL Facility, thereby eliminating any then existing cash flow market risk due to changes in interest rates. The Senior Secured Notes are exposed to interest rate risk that is limited to changes in fair value. This analysis for Fiscal 2021 may differ from the actual results due to potential changes in gross borrowings outstanding under the ABL Facility and potential changes in interest rate terms and limitations described within the associated credit agreement.

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

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. Such a hypothetical devaluation would decrease derivative contract fair values by approximately $13.7 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair values would be expected to be largely offset by the net change in fair values of the underlying hedged items. Refer to Note 15, “DERIVATIVE INSTRUMENTS,” included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for the fair value of outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of January 30, 2021 and February 1, 2020.

For a detailed discussion of material risk factors that have the potential to cause our actual results to differ materially from our expectations, refer to “ITEM 1A. RISK FACTORS,” included in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Abercrombie & Fitch Co.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Thousands, except per share amounts)

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Net sales	$3,125,384	$3,623,073	$3,590,109
Cost of sales, exclusive of depreciation and amortization	1,234,179	1,472,155	1,430,193
Gross profit	1,891,205	2,150,918	2,159,916
Stores and distribution expense	1,391,584	1,551,243	1,536,216
Marketing, general and administrative expense	463,843	464,615	484,863
Flagship store exit (benefits) charges	(11,636)	47,257	5,806
Asset impairment, exclusive of flagship store exit charges	72,937	19,135	11,580
Other operating income, net	(5,054)	(1,400)	(5,915)
Operating (loss) income	(20,469)	70,068	127,366
Interest expense, net	28,274	7,737	10,999
(Loss) income before income taxes	(48,743)	62,331	116,367
Income tax expense	60,211	17,371	37,559
Net (loss) income	(108,954)	44,960	78,808
Less: Net income attributable to noncontrolling interests	5,067	5,602	4,267
Net (loss) income attributable to A&F	$(114,021)	$39,358	$74,541

Net (loss) income per share attributable to A&F
Basic	$(1.82)	$0.61	$1.11
Diluted	$(1.82)	$0.60	$1.08

Weighted-average shares outstanding
Basic	62,551	64,428	67,350
Diluted	62,551	65,778	69,137

Other comprehensive income (loss)
Foreign currency translation, net of tax	$12,195	$(5,080)	$(19,940)
Derivative financial instruments, net of tax	(5,616)	(1,354)	12,542
Other comprehensive income (loss)	6,579	(6,434)	(7,398)
Comprehensive (loss) income	(102,375)	38,526	71,410
Less: Comprehensive income attributable to noncontrolling interests	5,067	5,602	4,267
Comprehensive (loss) income attributable to A&F	$(107,442)	$32,924	$67,143

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.
Consolidated Balance Sheets
(Thousands, except par value amounts)

	January 30, 2021	February 1, 2020
Assets
Current assets:
Cash and equivalents	$1,104,862	$671,267
Receivables	83,857	80,251
Inventories	404,053	434,326
Other current assets	68,857	78,905
Total current assets	1,661,629	1,264,749
Property and equipment, net	550,587	665,290
Operating lease right-of-use assets	893,989	1,230,954
Other assets	208,697	388,672
Total assets	$3,314,902	$3,549,665
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$289,396	$219,919
Accrued expenses	396,365	302,214
Short-term portion of operating lease liabilities	248,846	282,829
Income taxes payable	24,792	10,392
Total current liabilities	959,399	815,354
Long-term liabilities:
Long-term portion of operating lease liabilities	957,588	1,252,634
Long-term portion of borrowings, net	343,910	231,963
Other liabilities	104,693	178,536
Total long-term liabilities	1,406,191	1,663,133
Stockholders’ equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	401,283	404,983
Retained earnings	2,149,470	2,313,745
Accumulated other comprehensive loss, net of tax (“AOCL”)	(102,307)	(108,886)
Treasury stock, at average cost: 40,901 and 40,514 shares at January 30, 2021 and February 1, 2020, respectively	(1,512,851)	(1,552,065)
Total Abercrombie & Fitch Co. stockholders’ equity	936,628	1,058,810
Noncontrolling interests	12,684	12,368
Total stockholders’ equity	949,312	1,071,178
Total liabilities and stockholders’ equity	$3,314,902	$3,549,665

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.
Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)

	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 3, 2018	68,195	$1,033	$406,351	$10,092	$2,420,552	$(95,054)	35,105	$(1,490,503)	$1,252,471
Impact from adoption of the new revenue recognition accounting standard	—	—	—	—	6,944	—	—	—	6,944
Net income	—	—	—	4,267	74,541	—	—	—	78,808
Purchase of common stock	(2,931)	—	—	—	—	—	2,931	(68,670)	(68,670)
Dividends ($0.80 per share)	—	—	—	—	(53,714)	—	—	—	(53,714)
Share-based compensation issuances and exercises	963	—	(22,727)	—	(29,779)	—	(963)	45,569	(6,937)
Share-based compensation expense	—		21,755	—	—	—	—	—	21,755
Derivative financial instruments, net of tax	—	—	—	—	—	12,542	—	—	12,542
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(19,940)	—	—	(19,940)
Distributions to noncontrolling interests, net	—	—	—	(4,638)	—	—	—	—	(4,638)
Balance, February 2, 2019	66,227	$1,033	$405,379	$9,721	$2,418,544	$(102,452)	37,073	$(1,513,604)	$1,218,621
Impact from adoption of the new lease accounting standard	—	—	—	—	(75,165)	—	—	—	(75,165)
Net income	—	—	—	5,602	39,358	—	—	—	44,960
Purchase of common stock	(3,957)	—	—	—	—	—	3,957	(63,542)	(63,542)
Dividends ($0.80 per share)	—	—	—	—	(51,510)	—	—	—	(51,510)
Share-based compensation issuances and exercises	516	—	(14,403)	—	(17,482)	—	(516)	25,081	(6,804)
Share-based compensation expense	—	—	14,007	—	—	—	—	—	14,007
Derivative financial instruments, net of tax	—	—	—	—	—	(1,354)	—	—	(1,354)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(5,080)	—	—	(5,080)
Distributions to noncontrolling interests, net	—	—	—	(2,955)	—	—	—	—	(2,955)
Balance, February 1, 2020	62,786	$1,033	$404,983	$12,368	$2,313,745	$(108,886)	40,514	$(1,552,065)	$1,071,178
Net income (loss)	—	—	—	5,067	(114,021)	—	—	—	(108,954)
Purchase of common stock	(1,397)	—	—	—	—	—	1,397	(15,172)	(15,172)
Dividends ($0.20 per share)	—	—	—	—	(12,556)	—	—	—	(12,556)
Share-based compensation issuances and exercises	1,010	—	(22,382)	—	(37,698)	—	(1,010)	54,386	(5,694)
Share-based compensation expense	—	—	18,682	—	—	—	—	—	18,682
Derivative financial instruments, net of tax	—	—	—	—	—	(5,616)	—	—	(5,616)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	12,195	—	—	12,195
Distributions to noncontrolling interests, net	—	—	—	(4,751)	—	—	—	—	(4,751)
Balance, January 30, 2021	62,399	$1,033	$401,283	$12,684	$2,149,470	$(102,307)	40,901	$(1,512,851)	$949,312

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.
Consolidated Statements of Cash Flows
(Thousands)

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Operating activities
Net (loss) income	$(108,954)	$44,960	$78,808
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	166,281	173,625	178,030
Asset impairment	72,937	22,364	11,580
Loss on disposal	16,353	6,298	6,020
Amortization of deferred lease credits prior to adoption of new lease accounting standard	—	—	(21,320)
Provision for deferred income taxes	23,986	9,150	5,946
Share-based compensation	18,682	14,007	21,755
Changes in assets and liabilities
Inventories	33,312	2,270	(23,820)
Accounts payable and accrued expenses	186,747	10,821	63,155
Operating lease right-of use assets and liabilities	(55,700)	46,442	—
Income taxes	10,753	(5,473)	5,409
Other assets	38,632	(20,137)	33,302
Other liabilities	1,889	(3,642)	(5,932)
Net cash provided by operating activities	404,918	300,685	352,933
Investing activities
Purchases of property and equipment	(101,910)	(202,784)	(152,393)
Withdrawal of funds from Rabbi Trust assets	50,000	—	—
Net cash used for investing activities	(51,910)	(202,784)	(152,393)
Financing activities
Proceeds from issuance of senior secured notes	350,000	—	—
Proceeds from borrowings under the senior secured asset-based revolving credit facility	210,000	—	—
Repayment of borrowings under the term loan facility	(233,250)	(20,000)	—
Repayment of borrowings under the senior secured asset-based revolving credit facility	(210,000)	—	—
Payment of debt issuance costs and fees	(7,318)	—	—
Purchases of common stock	(15,172)	(63,542)	(68,670)
Dividends paid	(12,556)	(51,510)	(53,714)
Other financing activities	(11,987)	(12,821)	(9,307)
Net cash provided by (used for) financing activities	69,717	(147,873)	(131,691)
Effect of foreign currency exchange rates on cash	9,168	(3,593)	(20,975)
Net increase (decrease) in cash and equivalents, and restricted cash and equivalents	431,893	(53,565)	47,874
Cash and equivalents, and restricted cash and equivalents, beginning of period	692,264	745,829	697,955
Cash and equivalents, and restricted cash and equivalents, end of period	$1,124,157	$692,264	$745,829
Supplemental information related to non-cash activities
Purchases of property and equipment not yet paid at end of period	$16,250	$44,199	$17,299
Operating lease right-of-use assets additions, net of terminations, impairments and other reductions	$(38,279)	$391,753	$—
Supplemental information related to cash activities
Cash paid for interest	$26,629	$17,514	$14,221
Cash paid for income taxes	$15,210	$20,717	$24,331
Cash received from income tax refunds	$4,650	$8,773	$9,631
Cash paid for amounts included in measurement of operating lease liabilities, net of abatements received of $30.7 million in Fiscal 2020	$316,992	$422,850	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.

Index for Notes to Consolidated Financial Statements

Abercrombie & Fitch Co.
Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a global multi-brand omnichannel specialty retailer, whose products are sold primarily through its digital channels and Company-owned stores, as well as through various third-party arrangements. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids under the Company’s two brand-based operating segments: Hollister, which includes the Company’s Hollister and Gilly Hicks brands, and Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. The brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style. The Company operates primarily in North America, Europe and Asia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying Consolidated Financial Statements include historical financial statements of, and transactions applicable to, the Company and reflect its financial position, results of operations and cash flows.

The Company has interests in an Emirati business venture and in a Kuwaiti business venture with Majid al Futtaim Fashion L.L.C. (“MAF”), each of which meets the definition of a variable interest entity (“VIE”). The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the operating results, assets and liabilities of these VIEs, with MAF’s portion of net income presented as net income attributable to noncontrolling interests (“NCI”) on the Consolidated Statements of Operations and Comprehensive (Loss) Income and MAF’s portion of equity presented as NCI on the Consolidated Balance Sheets.

Fiscal year

The Company’s fiscal year ends on the Saturday closest to January 31. This typically results in a fifty-two week year, but occasionally gives rise to an additional week, resulting in a fifty-three week year. Fiscal years are designated in the Consolidated Financial Statements and Notes thereto by the calendar year in which the fiscal year commenced. All references herein to the Company’s fiscal years are as follows:

Fiscal year	Year ended/ ending	Number of weeks
Fiscal 2018	February 2, 2019	52
Fiscal 2019	February 1, 2020	52
Fiscal 2020	January 30, 2021	52
Fiscal 2021	January 29, 2022	52

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

Abercrombie & Fitch Co.

Cash and equivalents

A summary of cash and equivalents on the Consolidated Balance Sheets follows:

(in thousands)	January 30, 2021	February 1, 2020
Cash (1)	$796,994	$612,595
Cash equivalents: (2)
Time deposits	11,589	58,447
Money market funds	296,279	225
Cash and equivalents	$1,104,862	$671,267
(1)    Primarily consists of amounts on deposit with financial institutions.
(2)    Investments with original maturities of less than three months.

Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Consolidated Statements of Cash Flows:

(in thousands)	Location	January 30, 2021	February 1, 2020	February 2, 2019
Cash and equivalents	Cash and equivalents	$1,104,862	$671,267	$723,135
Long-term restricted cash and equivalents	Other assets	14,814	18,696	22,694
Short-term restricted cash and equivalents	Other current assets	4,481	2,301	—
Restricted cash and equivalents (1)		$19,295	$20,997	$22,694
Cash and equivalents and restricted cash and equivalents		$1,124,157	$692,264	$745,829
(1)    Restricted cash and equivalents primarily consists of amounts on deposit with banks that are used as collateral for customary non-debt banking commitments and deposits into trust accounts to conform to standard insurance security requirements.

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
Inventories

Inventories on the Consolidated Balance Sheets are valued at the lower of cost and net realizable value on a weighted-average cost basis. The Company reduces the carrying value of inventory through a lower of cost and net realizable value adjustment, the impact of which is reflected in cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive (Loss) Income. The lower of cost and net realizable value adjustment is based on the Company’s consideration of multiple factors and assumptions including demand forecasts, current sales volumes, expected sell-off activity, composition and aging of inventory, historical recoverability experience and risk of obsolescence from changes in economic conditions or customer preferences.

Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories are made each quarter that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the shrink estimate accordingly. Refer to Note 6, “INVENTORIES.”

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

Leasehold improvements are amortized over either their respective lease terms or their service lives, whichever is shorter. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts with any resulting gain or loss included in net income on the Consolidated Statements of Operations and Comprehensive (Loss) Income. Maintenance and repairs are charged to expense as incurred. Major remodels and improvements that extend the service lives of the related assets are capitalized.

The Company capitalizes certain direct costs associated with the development and purchase of internal-use software within property and equipment. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally not exceeding seven years.

Refer to Note 7, “PROPERTY AND EQUIPMENT, NET.”

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

The measurement of operating lease right-of-use assets and liabilities includes amounts related to:
•Lease payments made prior to the lease commencement date;
•Incentives from landlords received by the Company for signing a lease, including construction allowances or deferred lease credits paid to the Company by landlords towards construction and tenant improvement costs, which are presented as a reduction to the right-of-use asset recorded;
•Fixed payments related to operating lease components, such as rent escalation payments scheduled at the lease commencement date;
•Fixed payments related to nonlease components, such as taxes, insurance, and maintenance costs; and
•Unamortized initial direct costs incurred in conjunction with securing a lease, including key money, which are amounts paid directly to a landlord in exchange for securing the lease, and leasehold acquisition costs, which are amounts paid to parties other than the landlord, such as an existing tenant, to secure the desired lease.

The measurement of operating lease right-of-use assets and liabilities excludes amounts related to:
•Costs expected to be incurred to return a leased asset to its original condition, also referred to as asset retirement obligations, which are classified within other liabilities on the Consolidated Balance Sheets;
•Variable payments related to operating lease components, such as contingent rent payments made by the Company based on performance, the expense of which is recognized in the period incurred on the Consolidated Statements of Operations and Comprehensive (Loss) Income;
•Variable payments related to nonlease components, such as taxes, insurance, and maintenance costs, the expense of which is recognized in the period incurred in the Consolidated Statements of Operations and Comprehensive (Loss) Income; and

Abercrombie & Fitch Co.

•Leases not related to Company-operated retail stores with an initial term of 12 months or less, the expense of which is recognized in the period incurred in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Certain of the Company’s operating leases include options to extend the lease or to terminate the lease. The Company assesses these operating leases and, depending on the facts and circumstances, may or may not include these options in the measurement of the Company’s operating lease right-of-use assets and liabilities. Generally, the Company’s options to extend its operating leases are at the Company’s sole discretion and at the time of lease commencement are not reasonably certain of being exercised. There may be instances in which a lease is being renewed on a month-to-month basis and, in these instances, the Company will recognize lease expense in the period incurred in the Consolidated Statements of Operations and Comprehensive (Loss) Income until a new agreement has been executed. Upon signing of the renewal agreement, the Company recognizes an asset for the right to use the leased asset and a liability based on the present value of remaining lease payments over the lease term.

Amortization and interest expense related to operating lease right-of-use assets and liabilities are generally calculated on a straight-line basis over the lease term. Amortization and interest expense related to previously impaired operating lease right-of-use assets are calculated on a front-loaded pattern. Depending on the nature of the operating lease, amortization and interest expense are primarily recorded within stores and distribution expense, marketing, general and administrative expense, or flagship store exit (benefits) charges on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. In addition, the Company does not have any sublease arrangements with any related party.

Refer to Note 8, “LEASES.”

Long-lived asset impairment

For the purposes of asset impairment, the Company’s long-lived assets, primarily operating lease right-of-use assets, leasehold improvements, furniture, fixtures and equipment, are grouped with other assets and liabilities at the store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. On at least a quarterly basis, management reviews the Company’s asset groups for indicators of impairment, which include, but are not limited to, material declines in operational performance, a history of losses, an expectation of future losses, adverse market conditions, store closure or relocation decisions, and any other events or changes in circumstances that would indicate the carrying amount of an asset group might not be recoverable.

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

Refer to Note 9, “ASSET IMPAIRMENT.”

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

Abercrombie & Fitch Co.

Consolidated Balance Sheets. The change in cash surrender value of the Rabbi Trust is recorded in interest expense, net on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Refer to Note 10, “RABBI TRUST ASSETS.”

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

The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Refer to Note 12, “INCOME TAXES.”

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

Abercrombie & Fitch Co.

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

For derivative instruments that either do not qualify for hedge accounting or are not designated as hedges, all changes in the fair value of the derivative instrument are recognized in earnings. For qualifying cash flow hedges, the change in the fair value of the derivative instrument is recorded as a component of other comprehensive income (loss) (“OCI”) and recognized in earnings when the hedged cash flows affect earnings. If the cash flow hedge relationship is terminated, the derivative instrument gains or losses that are deferred in OCI will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, or a two-month period thereafter, the derivative instrument gains or losses are immediately recognized in earnings, except as allowable under certain extenuating circumstances.

The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exchange rate exposure associated with forecasted foreign-currency-denominated intercompany inventory transactions with foreign subsidiaries before inventory is sold to third parties. Fluctuations in exchange rates will either increase or decrease the Company’s intercompany equivalent cash flows and affect the Company’s U.S. Dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed upon settlement date. These forward contracts typically have a maximum term of twelve months. The conversion of the inventory to cost of sales, exclusive of depreciation and amortization, will result in the reclassification of related derivative gains and losses that are reported in AOCL into earnings on the Consolidated Balance Sheets.

The Company also uses foreign currency exchange forward contracts to hedge certain foreign-currency-denominated net monetary assets and liabilities, such as cash balances, receivables and payables. Fluctuations in foreign currency exchange rates result in transaction gains and losses being recorded in earnings as monetary assets and liabilities are remeasured at the spot exchange rate at the Company’s fiscal month-end or upon settlement. The Company has chosen not to apply hedge accounting to these foreign currency exchange forward contracts because there are no differences in the timing of gain or loss recognition on the hedging instruments and the hedged items.

The Company presents its derivative assets and derivative liabilities at their gross fair values within other current assets and accrued liabilities, respectively, on the Consolidated Balance Sheets. However, the Company’s derivative contracts allow net settlements under certain conditions.

Refer to Note 15, “DERIVATIVE INSTRUMENTS.”

Stockholders’ equity

A summary of the Company’s Class A Common Stock (the “Common Stock”), $0.01 par value, and Class B Common Stock, $0.01 par value, follows:

(in thousands)	January 30, 2021	February 1, 2020
Class A Common Stock
Shares authorized	150,000	150,000
Shares issued	103,300	103,300
Shares outstanding	62,399	62,786
Class B Common Stock (1)
Shares authorized	106,400	106,400

(1)    No shares were issued or outstanding as of each of January 30, 2021 and February 1, 2020.

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

The Company accounts for gift cards sold to customers by recognizing an unearned revenue liability at the time of sale, which is recognized as net sales when redeemed by the customer or when the Company has determined the likelihood of redemption to be remote, referred to as gift card breakage. Gift card breakage is recognized proportionally with gift card redemptions in net sales. Gift cards sold to customers do not expire or lose value over periods of inactivity and the Company is not required by law to escheat the value of unredeemed gift cards to the jurisdictions in which it operates.

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

For additional details on the Company’s unearned revenue liabilities related to the Company’s gift card and loyalty programs, refer to Note 4, “REVENUE RECOGNITION.”

The Company also recognizes revenue under wholesale arrangements, which is generally recognized upon shipment, when control passes to the wholesale partner. Revenue from the Company’s franchise and license arrangements, primarily royalties earned upon the sale of merchandise, is generally recognized at the time merchandise is sold to the franchisees’ retail customers or to the licensees’ wholesale customers.

The Company does not include tax amounts collected from customers on behalf of third parties, including sales and indirect taxes, in net sales.

All revenues are recognized in net sales in the Consolidated Statements of Operations and Comprehensive (Loss) Income. For a discussion of the disaggregation of revenue, refer to Note 18, “SEGMENT REPORTING.”

Cost of sales, exclusive of depreciation and amortization

Cost of sales, exclusive of depreciation and amortization on the Consolidated Statements of Operations and Comprehensive (Loss) Income, primarily consists of cost incurred to ready inventory for sale, including product costs, freight, and import costs, as well as provisions for reserves for shrink and lower of cost and net realizable value. Gains and losses associated with the effective portion of designated foreign currency exchange forward contracts related to the hedging of intercompany inventory transactions are also recognized in cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company’s cost of sales, exclusive of depreciation and amortization, and consequently gross profit, may not be comparable to those of other retailers, as inclusion of certain costs vary across the industry. Some retailers include all costs related to buying, design and distribution operations in cost of sales, while others may include either all or a portion of these costs in selling, general and administrative expenses.

Stores and distribution expense

Stores and distribution expense on the Consolidated Statements of Operations and Comprehensive (Loss) Income primarily consists of: store payroll; store management; operating lease costs in Fiscal 2020 and Fiscal 2019 and rent expense in Fiscal 2018; utilities and other landlord expenses; depreciation and amortization, except for those amounts included in marketing,

Abercrombie & Fitch Co.

general and administrative expense; repairs and maintenance and other store support functions; marketing and other costs related to the Company’s digital operations; shipping and handling costs; and distribution center (“DC”) expense.

A summary of shipping and handling costs, which includes costs incurred to store, move and prepare product for shipment and costs incurred to physically move product to our customers across channels, follows:

(in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Shipping and handling costs	$291,534	$224,604	$201,614

Marketing, general and administrative expense

Marketing, general and administrative expense on the Consolidated Statements of Operations and Comprehensive (Loss) Income primarily consists of: home office compensation and marketing, except for those departments included in stores and distribution expense; information technology; outside services, such as legal and consulting; depreciation, primarily related to IT and other home office assets; amortization related to trademark assets; costs to design and develop the Company’s merchandise; relocation; recruiting; and travel expenses.

Other operating income, net

Other operating income, net on the Consolidated Statements of Operations and Comprehensive (Loss) Income primarily consists of gains and losses resulting from foreign-currency-denominated transactions. A summary of foreign-currency-denominated transactions, including those related to derivative instruments, follows:

(in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Foreign-currency-denominated transaction gains	$3,933	$348	$5,267

Interest expense, net

For Fiscal 2020 and Fiscal 2019, interest expense primarily consisted of interest expense on the Company’s long-term borrowings outstanding. For Fiscal 2018, interest expense primarily consisted of borrowings outstanding under the Company’s Term Loan Facility and interest expense related to landlord financing obligations, which were eliminated along with the related interest expense upon adoption of the new lease accounting standard in Fiscal 2019. For Fiscal 2020, Fiscal 2019 and Fiscal 2018, interest income primarily consisted of interest income earned on the Company’s investments and cash holdings and realized gains from the Rabbi Trust assets.

A summary of interest expense, net follows:

(in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Interest expense (1)	$31,726	$19,908	$22,788
Interest income	(3,452)	(12,171)	(11,789)
Interest expense, net	$28,274	$7,737	$10,999
(1)    Includes interest expense related to landlord financing obligations of $5.5 million for Fiscal 2018. Landlord financing obligations were eliminated with the adoption of the new lease accounting standard at the beginning of Fiscal 2019.

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

A summary of advertising costs follows:

(in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Advertising costs	$118,537	$134,058	$136,553

Abercrombie & Fitch Co.

Share-based compensation

The Company issues shares of Common Stock from treasury stock upon exercise of stock options and stock appreciation rights and vesting of restricted stock units, including those converted from performance share awards. As of January 30, 2021, the Company had sufficient treasury stock available to settle restricted stock units and stock appreciation rights outstanding. Settlement of stock awards in Common Stock also requires that the Company have sufficient shares available in stockholder-approved plans at the applicable time.

In the event, at each reporting date as of which share-based compensation awards remain outstanding, there are not sufficient shares of Common Stock available to be issued under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors (as amended effective May 20, 2020, the “2016 Directors LTIP”) and the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates (as amended effective May 20, 2020, the “2016 Associates LTIP”), or under a successor or replacement plan, the Company may be required to designate some portion of the outstanding awards to be settled in cash, which would result in liability classification of such awards. The fair value of liability-classified awards would be re-measured each reporting date until such awards no longer remain outstanding or until sufficient shares of Common Stock become available to be issued under the existing plans or under a successor or replacement plan. As long as the awards are required to be classified as a liability, the change in fair value would be recognized in current period expense based on the requisite service period rendered.

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

Refer to Note 14, “SHARE-BASED COMPENSATION.”

Abercrombie & Fitch Co.

Net (loss) income per share attributable to A&F

Net (loss) income per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of Class A Common Stock. Additional information pertaining to net (loss) income per share attributable to A&F follows:

(in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Shares of Common Stock issued	103,300	103,300	103,300
Weighted-average treasury shares	(40,749)	(38,872)	(35,950)
Weighted-average — basic shares	62,551	64,428	67,350
Dilutive effect of share-based compensation awards	—	1,350	1,787
Weighted-average — diluted shares	62,551	65,778	69,137
Anti-dilutive shares (1)	3,270	1,462	1,838

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

Recent accounting pronouncements

The Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) and its subsequent amendments effective February 3, 2019. Adoption of this standard resulted in the Company’s total assets and total liabilities on the Consolidated Balance Sheet each increasing by approximately $1.2 billion on the date of adoption, primarily due to the recognition of operating lease right-of-use assets and liabilities. Certain of these newly-established operating lease right-of-use assets related to previously impaired stores and, therefore, were assessed for impairment upon adoption. To the extent that the initial carrying amount for each such lease right-of-use asset was greater than its fair value, an asset impairment charge was recognized as an adjustment to the opening balance of retained earnings on the date of adoption. As a result, the Company recognized a cumulative adjustment decreasing the opening balance of retained earnings by $0.1 billion on the date of adoption. The Company adopted this standard using a modified retrospective transition method and elected to not restate comparative periods.

The Company reviews recent accounting pronouncements on a quarterly basis and has excluded discussion of those not applicable to the Company and those not expected to have or that did not have a material impact on the Company’s consolidated financial statements.

3. IMPACT OF COVID-19

Recent developments

The Company has seen, and may continue to see, material adverse impacts as a result of COVID-19. The extent of future impacts of COVID-19 on the Company’s business, including the duration and impact on overall customer demand, are uncertain as current circumstances are dynamic and depend on future developments, including, but not limited to, the duration and spread of COVID-19, the emergence of new variants of the coronavirus and the availability and acceptance of effective vaccines or medical treatments.

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

As a result of COVID-19, in January 2020, the Company temporarily closed the majority of its stores in the APAC region and in March 2020, the Company temporarily closed its stores across brands in North America and the EMEA region. The majority of APAC stores were reopened during March 2020, and the Company began to reopen stores in North America and the EMEA

Abercrombie & Fitch Co.

region on a rolling basis in late April 2020. As of January 30, 2021, approximately 88% of Company-operated stores were open for in-store service with temporary store closures primarily in the EMEA region. The Company plans to follow the guidance of local governments to determine when it can reopen closed stores and to evaluate whether further store closures will be necessary.

The Company’s digital operations across brands have continued to serve the Company’s customers during this unprecedented period of temporary store closures as the Company’s distribution centers implemented enhanced cleaning and social distancing measures in order to remain operational. In response to elevated digital demand during this period, the Company has increased its omnichannel capabilities by continuing to offer Purchase-Online-Pickup-in-Store, including curbside pick-up at a majority of U.S. locations, and by utilizing ship-from-store capabilities. In addition, to prepare for the Fiscal 2020 holiday season, the Company entered into a short-term lease for an additional distribution center and partnered with incremental carriers.

Impact of COVID-19

The Company has seen, and may continue to see, material reductions in sales across brands and regions as a result of COVID-19. Total net sales decreased approximately 14% for Fiscal 2020 as compared to Fiscal 2019. The year-over-year decrease in total net sales was primarily driven by temporary widespread store closures and a decline in store traffic as compared to the previous year as a result of COVID-19. The year-over-year decline in store sales was partially offset by digital sales growth of approximately 39% for Fiscal 2020 as compared to Fiscal 2019.

During the thirteen weeks ended May 2, 2020, the Company recognized $14.8 million of charges to reduce the carrying value of inventory, primarily as a result of COVID-19 and the temporary closure of the Company’s stores, in cost of sales, exclusive of depreciation and amortization on the Consolidated Statements of Operations and Comprehensive (Loss) income. These charges represented the majority of inventory write-down charges related to COVID-19 incurred during Fiscal 2020.

During Fiscal 2020, reductions in revenue were not offset by proportional decreases in expense, as the Company continued to incur store occupancy costs such as operating lease costs, net of rent abatements agreed upon during the period, depreciation expense, and certain other costs such as compensation, net of government payroll relief, and administrative expenses resulting in a negative effect on the relationship between the Company’s costs and revenues.

During Fiscal 2020, the Company suspended rent payments for a significant number of stores that were closed, and continues to engage with its landlords to find a mutually beneficial and agreeable path forward. The Company has elected to account for all qualifying lease concessions, those that are a direct consequence of COVID-19 and that result in revised lease consideration that is substantially the same or less than the original consideration, as if the enforceable rights and obligations associated with the concession existed in the original lease agreement. The Company obtained $30.7 million of rent abatements during Fiscal 2020 and recognized $30.1 million of benefits related to these abatements within variable lease cost during Fiscal 2020. Lease concessions granted as part of an agreement that substantially increases the total consideration as a result of the inclusion of additional terms, such as rent payments associated with a lease term extension, are treated as lease modifications. For stores where the Company suspended payments, the Company reclassified related amounts from operating lease liability to accrued expenses on the Consolidated Balance Sheets in the period during which rent was due, while continuing to recognize operating lease cost in the Consolidated Statements of Operations and Comprehensive (Loss) Income. As of January 30, 2021, the Company had $24.2 million related to these suspended payments classified within accrued expenses on the Consolidated Balance Sheets.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which among other things, provides refundable employee retention tax credits for wages paid to employees who are unable to work during the COVID-19 outbreak and the deferral of the employer-paid portion of social security taxes. Similar relief programs have also been established throughout the EMEA and APAC regions. Based on the Company's evaluation of the CARES Act and legislation across regions, the Company qualifies for certain payroll tax credits, and such government subsidies have been treated as offsets to the related operating expenses when recognized. During Fiscal 2020, the Company recognized qualified payroll tax credits and government subsidies reducing payroll expenses by approximately $18.1 million on the Consolidated Statements of Operations and Comprehensive (Loss) Income. There are also instances where governments have provided wage subsidies through direct payments to the Company’s associates. In these instances, no benefits are recognized on the Consolidated Statements of Operations and Comprehensive (Loss) Income, but the Company does see a reduction in expense incurred as compared to Fiscal 2019. The Company also intends to continue to defer qualified payroll and other tax payments as permitted by the CARES Act and other regional legislation.

The Company also recognized asset impairment charges related to the Company’s right-of-use assets and property and equipment of $72.9 million during Fiscal 2020, which were principally the result of the impact of COVID-19 on store cash flows. Refer to Note 9, “ASSET IMPAIRMENT,” for additional information.

Abercrombie & Fitch Co.

In addition, the Company has also experienced other material impacts as a result of COVID-19, such as deferred tax valuation allowances and other tax charges during Fiscal 2020, adversely impacting results by $101.4 million. Refer to Note 12, “INCOME TAXES,” for additional information.

Balance sheet, cash flow and liquidity

During Fiscal 2020, in light of COVID-19, the Company took various actions to preserve liquidity and manage cash flows in order to best position the business for key stakeholders, including (i) partnering with merchandise and non-merchandise vendors in regards to payment terms; (ii) tightly managing inventory receipts to align inventory with expected market demand; (iii) significantly reducing expenses to better align operating costs with sales; and (iv) temporarily suspending its share repurchase program in March 2020 and its dividend program in May 2020. In addition, despite the Company's recent history of partnering with its vendors regarding payment terms, certain payment term extensions were temporary and certain previously deferred payments have since been made. There can be no assurance that the Company will be able to maintain extended payment terms or continue to defer payments, which may result in incremental operating cash outflows in future periods.

In an effort to improve the Company’s near-term cash position, as a precautionary measure in response to COVID-19, in March 2020, the Company borrowed $210.0 million under its senior secured asset-based revolving credit facility (the “ABL Facility”) and withdrew the majority of excess funds from the overfunded Rabbi Trust assets, providing the Company with $50.0 million of additional cash. In July 2020, the Company completed a private offering of $350.0 million aggregate principal amount of senior secured notes (the “Senior Secured Notes”) and used the net proceeds of such offering to repay all outstanding borrowings under the Company’s term loan facility (the “Term Loan Facility”), to repay a portion of the outstanding borrowings under the ABL Facility and to pay fees and expenses in connection with such repayments and the offering. Refer to Note 13, “BORROWINGS,” and Note 10, “RABBI TRUST ASSETS,” for additional information.

As of January 30, 2021, the Company had liquidity of $1.3 billion as compared to $0.9 billion as of February 1, 2020, comprised of cash and equivalents and borrowing available to the Company under the ABL Facility.

4. REVENUE RECOGNITION

Disaggregation of revenue

All revenues are recognized in net sales in the Consolidated Statements of Operations and Comprehensive (Loss) Income. For information regarding the disaggregation of revenue, refer to Note 18, “SEGMENT REPORTING.”

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of January 30, 2021 and February 1, 2020:

(in thousands)	January 30, 2021	February 1, 2020
Gift card liability	$28,561	$28,844
Loyalty programs liability	$20,426	$23,051

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for Fiscal 2020 and Fiscal 2019:

(in thousands)	Fiscal 2020	Fiscal 2019
Revenue associated with gift card redemptions and gift card breakage	$58,400	$70,164
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	$37,042	$35,701

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Revenue recognition,” for discussion regarding significant accounting policies related to the Company’s revenue.

Abercrombie & Fitch Co.

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets and liabilities that are measured at fair value on a recurring basis, were as follows:

	Assets and Liabilities at Fair Value as of January 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$296,279	$11,589	$—	$307,868
Derivative instruments (2)	—	79	—	79
Rabbi Trust assets (3)	1	60,789	—	60,790
Restricted cash equivalents (4)	2,943	7,775	—	10,718
Total assets	$299,223	$80,232	$—	$379,455

Liabilities:
Derivative instruments (2)	$—	$4,694	$—	$4,694
Total liabilities	$—	$4,694	$—	$4,694

	Assets and Liabilities at Fair Value as of February 1, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$225	$58,447	$—	$58,672
Derivative instruments (2)	—	1,969	—	1,969
Rabbi Trust assets (3)	1	109,048	—	109,049
Restricted cash equivalents (4)	9,765	4,601	—	14,366
Total assets	$9,991	$174,065	$—	$184,056

Liabilities:
Derivative instruments (2)	$—	$1,460	$—	$1,460
Total liabilities	$—	$1,460	$—	$1,460

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

Abercrombie & Fitch Co.

Fair value of borrowings

The Company’s borrowings under the Senior Secured Notes as of January 30, 2021 and the Term Loan Facility as of February 1, 2020 are carried at historical cost in the Consolidated Balance Sheets. The carrying amount and fair value of the Company’s long-term gross borrowings were as follows:

(in thousands)	January 30, 2021	February 1, 2020
Gross borrowings outstanding, carrying amount	$350,000	$233,250
Gross borrowings outstanding, fair value	$389,813	$233,979

No borrowings were outstanding under the Company’s ABL Facility as of January 30, 2021 or February 1, 2020. Refer to Note 13, “BORROWINGS,” for further discussion of the Company’s credit facilities.

6. INVENTORIES

Inventories consisted of:

(in thousands)	January 30, 2021	February 1, 2020
Inventories at original cost	$429,993	$456,335
Less: Lower of cost and net realizable value adjustment	(21,076)	(14,925)
Less: Shrink estimate	(4,864)	(7,084)
Inventories (1)	$404,053	$434,326

(1)     Includes $106.0 million and $92.3 million of inventory in transit, merchandise owned by the Company that has not yet been received at a Company distribution center, as of January 30, 2021 and February 1, 2020, respectively.

A summary of the Company’s vendors based on location and the percentage of dollar cost of merchandise receipts during Fiscal 2020, Fiscal 2019 and Fiscal 2018 follows:

	% of Total Company Merchandise Receipts (1)
Location	Fiscal 2020	Fiscal 2019	Fiscal 2018
Vietnam	41%	36%	29%
Cambodia	15%	9%	3%
China (2)	12%	22%	36%
Other (3)	32%	33%	32%
Total	100%	100%	100%

(1)    Calculated as the cost of merchandise receipts from all vendors within a country during the respective fiscal year divided by cost of total merchandise receipts during the respective fiscal year.
(2)    Only a portion of the Company’s total merchandise sourced from China is subject to the additional U.S. tariffs on imported consumer goods that were effective beginning in Fiscal 2019. The Company estimates approximately 7%, 15% and 25% of total merchandise receipts were directly imported to the U.S. from China in Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.
(3)    No country included within this category sourced more than 10% of total merchandise receipts during any fiscal year presented above.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Inventories,” for discussion regarding significant accounting policies related to the Company’s inventories.

Abercrombie & Fitch Co.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	January 30, 2021	February 1, 2020
Land	$28,599	$28,599
Buildings	230,104	230,281
Furniture, fixtures and equipment	608,210	674,885
Information technology	607,062	609,917
Leasehold improvements	990,238	1,138,372
Construction in progress	22,744	60,913
Other	2,000	2,000
Total	2,488,957	2,744,967
Less: Accumulated depreciation	(1,938,370)	(2,079,677)
Property and equipment, net	$550,587	$665,290

Depreciation expense for Fiscal 2020, Fiscal 2019 and Fiscal 2018 was $167.2 million, $172.6 million and $172.8 million, respectively.

Refer to Note 9, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during Fiscal 2020, Fiscal 2019 and Fiscal 2018.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Property and equipment, net,” for discussion regarding significant accounting policies related to the Company’s property and equipment, net.

8. LEASES

The Company has leases related to its Company-operated retail stores as well as for certain of its distribution centers, office space, information technology and equipment.

During Fiscal 2020, the Company suspended rent payments for a significant number of stores that were closed as a result of COVID-19. In addition, the Company has been successful in obtaining certain rent abatements and landlord concessions of rent payable during Fiscal 2020 as a result of COVID-19 store closures. The Company continues to engage with its landlords to find a mutually beneficial and agreeable path forward. Refer to Note 3. “IMPACT OF COVID-19”, for additional details related to these items.

In addition, during Fiscal 2020, the Company entered into a sublease agreement with a third party for the remaining lease term of one of its European Abercrombie & Fitch flagship store locations upon its closure. As of January 30, 2021, the Company's subleased property had a remaining lease term of 6.8 years with the sublease term from February 1, 2021 through November 30, 2027. The sublease arrangement provides for rent and occupancy-related costs such as taxes, utilities and maintenance costs. Initial sublease terms provide for rent escalations based on the index under the lease, which were estimated upon initial measurement of the operating lease right-of-use asset and liability. The sublease agreement does not include residual value guarantees. Consistent with the Company's real estate leases, the sublease contains usage restrictions, but does not contain financial covenants and restrictions. Future minimum tenant operating lease payments remaining under this sublease as of January 30, 2021 were $30.3 million.

Abercrombie & Fitch Co.

The following table provides a summary of the Company’s operating lease costs for Fiscal 2020 and Fiscal 2019:

(in thousands)	Fiscal 2020	Fiscal 2019
Single lease cost (1)	$346,178	$427,982
Variable lease cost (2)	65,310	143,472
Operating lease right-of-use asset impairment (3)	57,026	15,812
Total operating lease cost	$468,514	$587,266
(1)Includes amortization and interest expense associated with operating lease right-of-use assets and the impact from remeasurement of operating lease liabilities.
(2)Includes variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs, as well as $30.1 million of rent abatements in Fiscal 2020 related to the effects of the COVID-19 pandemic that resulted in lease concessions with total payments required by the modified contract being substantially the same as or less than total payments required by the original contract.
(3)Refer to Note 9, “ASSET IMPAIRMENT,” for details related to operating lease right-of-use asset impairment charges.

As reported under the previous accounting standard, the following table provides a summary of rent expense for Fiscal 2018:

(in thousands)	Fiscal 2018
Store rent expense:
Fixed minimum (1)	$365,229
Contingent	18,189
Deferred lease credits amortization	(21,320)
Total store rent expense	362,098
Buildings, equipment and other	8,800
Total rent expense	$370,898
(1)     Includes lease termination fees of $4.0 million for Fiscal 2018. Under the new lease accounting standard, which the Company adopted on February 3, 2019, similar charges would be a component of operating lease cost.

The following table provides the weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rate used to calculate the Company’s operating lease liabilities as of January 30, 2021 and February 1, 2020:

	January 30, 2021	February 1, 2020
Weighted-average remaining lease term (years)	5.7	6.2
Weighted-average discount rate	5.6%	5.4%

The following table provides a maturity analysis of the Company’s operating lease liabilities, based on undiscounted cash flows, as of January 30, 2021:

(in thousands)	January 30, 2021
Fiscal 2021	307,174
Fiscal 2022	272,868
Fiscal 2023	225,959
Fiscal 2024	162,672
Fiscal 2025	141,651
Fiscal 2026 and thereafter	300,363
Total undiscounted operating lease payments	$1,410,687
Less: Imputed interest	(204,253)
Present value of operating lease liabilities	$1,206,434

The Company had minimum commitments related to operating lease contracts that have not yet commenced, primarily for its Company-operated retail stores, of approximately $4.7 million as of January 30, 2021.

Abercrombie & Fitch Co.

9. ASSET IMPAIRMENT

The following table provides additional details related to long-lived asset impairment charges:

(in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Operating lease right-of-use asset impairment (1)	$57,026	$15,812	$—
Property and equipment asset impairment	15,911	6,552	11,580
Total asset impairment	$72,937	$22,364	$11,580
(1)     Includes $3.2 million of operating lease right-of-use asset impairment included in flagship store exit charges on the Consolidated Statement of Operations and Comprehensive Income for Fiscal 2019. Refer to Note 19, “FLAGSHIP STORE EXIT (BENEFITS) CHARGES.”

Asset impairment charges for Fiscal 2020 were principally the result of the impact of COVID-19 and were related to certain of the Company’s stores across brands, geographies and store formats. The impairment charges for Fiscal 2020 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $95.0 million, including $87.2 million related to operating lease right-of-use assets.

Asset impairment charges for Fiscal 2019 primarily related to certain of the Company’s international flagship stores. The impairment charges for Fiscal 2019 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $103.4 million, including $99.2 million related to operating lease right-of-use assets.

Asset impairment charges for Fiscal 2018 primarily related to certain of the Company’s international flagship stores. The impairment charges for Fiscal 2018 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $2.6 million.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Long-lived asset impairment,” for discussion regarding significant accounting policies related to impairment of the Company’s long-lived assets.

10. RABBI TRUST ASSETS

In an effort to improve the Company’s near-term cash position, as a precautionary measure in response to COVID-19, during Fiscal 2020, the Company withdrew the majority of excess funds from the overfunded Rabbi Trust assets, providing the Company with $50.0 million of additional cash.

Investments of Rabbi Trust assets consisted of the following as of January 30, 2021 and February 1, 2020:

(in thousands)	January 30, 2021	February 1, 2020
Trust-owned life insurance policies (at cash surrender value)	$60,789	$109,048
Money market funds	1	1
Rabbi Trust assets	$60,790	$109,049

Realized gains resulting from the change in cash surrender value of the Rabbi Trust assets for Fiscal 2020, Fiscal 2019 and Fiscal 2018 were as follows:

(in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Realized gains related to Rabbi Trust assets	$1,740	$3,172	$3,084

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Rabbi Trust assets,” for further discussion related to the Company’s Rabbi Trust assets.

Abercrombie & Fitch Co.

11. ACCRUED EXPENSES

Accrued expenses consisted of:

(in thousands)	January 30, 2021	February 1, 2020
Accrued payroll and related costs (1)	$119,978	$58,588
Accrued costs related to the Company’s DCs and digital operations	56,135	38,334
Other (2)	220,252	205,292
Accrued expenses	$396,365	$302,214

(1)    Accrued payroll and related costs include salaries, incentive compensation, benefits, withholdings and other payroll-related costs.
(2)    Other primarily includes the Company’s gift card and loyalty programs liabilities, accrued taxes, accrued rent and expenses incurred but not yet paid primarily related to outside services associated with store and home office operations and construction in progress. Refer to Note 4, “REVENUE RECOGNITION.”

12. INCOME TAXES

Impact of valuation allowances and other tax charges during Fiscal 2020

The Company’s effective tax rate for Fiscal 2020 was impacted by $101.4 million of adverse tax impacts, ultimately giving rise to income tax expense on a consolidated pre-tax loss. Further details regarding these adverse tax impacts are as follows:
•Due to the significant adverse impacts of COVID-19, the Company did not recognize income tax benefits on $203.4 million of pre-tax losses during Fiscal 2020, resulting in an adverse tax impact of $39.5 million.
•The Company recognized charges of $61.9 million related to the establishment of valuation allowances and other tax charges in certain jurisdictions during Fiscal 2020, including, but not limited to, the U.S., Switzerland, Germany and Japan, principally as a result of the significant adverse impacts of COVID-19.

Global legislation in response to COVID-19

In March 2020, the CARES Act was enacted into U.S. law, intended to provide economic relief to those impacted by COVID-19 and enhance business’ liquidity. The CARES Act did not have a material impact on the Company’s U.S. income taxes in Fiscal 2020 and based on information currently available, the Company does not currently expect that these provisions will have a material impact on its income taxes in the future.

The Company is still assessing the applicability of other recently passed and proposed global legislation, including the potential income tax measures offered in international jurisdictions where the Company’s operations have also been impacted by COVID-19.

Swiss Tax Reform

In May 2019, Switzerland voted to approve the Federal Act on Tax Reform and AHV Financing (“Swiss Tax Reform”), effective at the federal level beginning January 2020, which resulted in the abolishment of preferential tax regimes by the cantons. In addition to the abolishment of the preferential tax regimes, the cantons needed to implement new, mandatory tax provisions in their cantonal tax law which were subject to a referendum process as well.  As a result of these changes and actions taken by the Company, both of which occurred in the third quarter of Fiscal 2019, the Company increased its deferred income tax assets and liabilities, which are recorded on the Consolidated Balance Sheets within other assets and other liabilities, respectively, by $38.0 million during the third quarter of Fiscal 2019. In the fourth quarter of Fiscal 2019, the canton of Ticino formally enacted the tax reform effective January 1, 2020.  As a result, the tax reform went into effect on January 1, 2020. The Company decreased its deferred income tax assets and liabilities by $13.1 million during the fourth quarter of Fiscal 2019 for a net increase of deferred income tax assets and liabilities during Fiscal 2019 of $24.9 million as a result of Swiss Tax Reform. In addition, the Company incurred tax benefits in Fiscal 2019 of $2.9 million as a result of Swiss Tax Reform. Swiss Tax Reform did not have a material impact to the Consolidated Statements of Operations and Comprehensive (Loss) Income or the Company’s cash flows during Fiscal 2020 or Fiscal 2019.

Tax Cuts and Jobs Act of 2017

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law and made broad and significantly complex changes to the U.S. corporate income tax system. Given the significant changes resulting from and complexities associated with the Act, the estimated financial impacts related to the enactment of the Act, for Fiscal 2017 and up to one year from the enactment of the Act, were provisional and subject to further analysis, interpretation and clarification of the Act. The Company updated its interpretations and assumptions, which resulted in net benefits of $3.5 million recognized in Fiscal 2018 during the

Abercrombie & Fitch Co.

measurement period, primarily due to regulatory guidance issued by the U.S. Internal Revenue Service (the “IRS”). The Company completed its accounting related to the Act in the fourth quarter of Fiscal 2018.

Components of income taxes

(Loss) income before income taxes consisted of:

(in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Domestic (1)	$(33,417)	$17,590	$53,858
Foreign	(15,326)	44,741	62,509
(Loss) income before income taxes	$(48,743)	$62,331	$116,367
(1)    Includes intercompany charges to foreign affiliates for management fees, cost-sharing, royalties and interest and excludes a portion of foreign income that is currently includable on the U.S. federal income tax return.

Income tax expense consisted of:

(in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Current:
Federal	$9,434	$(2,193)	$7,460
State	3,751	1,893	3,645
Foreign	23,041	8,521	20,508
Total current	$36,226	$8,221	$31,613

Deferred:
Federal (1)	$(73,104)	$29,012	$5,319
State	8,828	(107)	1,183
Foreign (1)	88,261	(19,755)	(556)
Total deferred	23,985	9,150	5,946
Income tax expense	$60,211	$17,371	$37,559
(1)    As a result of COVID-19, Fiscal 2020 includes federal deferred tax benefit of $79.0 million and foreign deferred tax expense of $88.6 million due to the establishment of an additional valuation allowance in Switzerland. As a result of Swiss Tax Reform, Fiscal 2019 federal deferred tax expense included charges of $24.9 million and foreign deferred tax expense included benefits of $24.9 million.

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S., without incurring additional federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019 are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds could be repatriated without incurring additional tax expense.

Abercrombie & Fitch Co.

Reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
U.S. federal corporate income tax rate	21.0%	21.0%	21.0%
Net change in valuation allowances	(177.2)	8.2	0.7
Foreign taxation of non-U.S. operations (1)	32.7	5.5	(0.9)
Write-off of stock basis in subsidiary	—	3.2	—
Internal Revenue Code Section 162(m)	(5.5)	2.2	1.0
State income tax, net of U.S. federal income tax effect	2.6	1.9	3.6
Audit and other adjustments to prior years’ accruals, net	2.6	0.8	(0.1)
Permanent items	—	0.3	0.2
Statutory tax rate and law changes due to Swiss Tax Reform	—	(4.6)	—
Credit for increasing research activities	2.6	(3.6)	(1.7)
Net income attributable to noncontrolling interests	2.2	(1.9)	(0.8)
Additional U.S. taxation of non-U.S. operations	(0.2)	(1.4)	5.1
Trust-owned life insurance policies (at cash surrender value)	0.7	(1.1)	(0.6)
Other statutory tax rate and law changes	2.3	(0.9)	(0.1)
Tax (benefit) expense recognized on share-based compensation (2)	(7.5)	(0.9)	8.3
Credit items	0.2	(0.8)	(0.6)
Tax Cuts and Jobs Act of 2017	—	—	(3.0)
Other items, net	—	—	0.2
Total	(123.5)%	27.9%	32.3%

(1)    Prior to 2019, U.S. branch operations in Canada and Puerto Rico were subject to tax at the full U.S. tax rates. As a result, income from these operations do not create reconciling items. Effective in 2019, only Puerto Rico continues to be a branch of the U.S.
(2)    Refer to Note 14, “SHARE-BASED COMPENSATION,” for details on discrete income tax benefits and charges related to share-based compensation awards during Fiscal 2020, Fiscal 2019, and Fiscal 2018.

The impact of various tax items on the Company's effective tax rate were amplified on a percentage basis at lower levels of consolidated pre-tax income (loss) in absolute dollars. The effective tax rate remains dependent on jurisdictional mix. The taxation of non-U.S. operations line items in the table above excludes items related to the Company's non-U.S. operations reported separately in the appropriate corresponding line items.

For Fiscal 2020, the impact of taxation of non-U.S. operations on the Company's effective income tax rate was related to the Company's jurisdictional mix driven primarily by the Company’s operations within Switzerland.

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

Abercrombie & Fitch Co.

Components of deferred income tax assets and deferred income tax liabilities

The effect of temporary differences which gives rise to deferred income tax assets (liabilities) were as follows:

(in thousands)	January 30, 2021	February 1, 2020
Deferred income tax assets:
Operating lease liabilities	$311,286	$370,068
Intangibles, foreign step-up in basis (1)	81,357	77,565
Deferred compensation	16,294	19,849
Accrued expenses and reserves	32,649	13,571
Net operating losses (NOL), tax credit and other carryforwards	56,341	13,204
Rent	530	2,727
Prepaid expenses	—	1,246
Other	2,171	3,613
Valuation allowances	(174,302)	(8,916)
Total deferred income tax assets	$326,326	$492,927

Deferred income tax liabilities:
Operating lease right-of-use assets	$(253,417)	$(319,005)
U.S. offset to foreign step-up in basis (1)	—	(77,565)
Property, equipment and intangibles	(15,328)	(17,236)
Inventory	(1,499)	(3,537)
Store supplies	(2,042)	(2,843)
U.S. offset to foreign deferred tax assets, excluding intangibles, foreign step-up in basis (2)	(183)	(1,654)
Prepaid expenses	(387)	—
Undistributed profits of non-U.S. subsidiaries	(318)	(587)
Other	(3,499)	(488)
Total deferred income tax liabilities	$(276,673)	$(422,915)
Net deferred income tax assets (2)	$49,653	$70,012
(1)    The deferred tax asset relates to a step-up in basis associated with the intra-entity transfer of intangible assets to Switzerland which are being amortized for Swiss local tax purposes. As this subsidiary’s income is also taxable in the U.S., a corresponding U.S. deferred tax liability was recognized to reflect lower resulting foreign tax credit due to the amortization of the Swiss step-up in basis. Included in the liability section is the remaining portion of deferred tax liabilities which are properly categorized in the table above. In Fiscal 2020, a full valuation allowance was established in Switzerland and the corresponding US deferred tax liability was released.
(2)    This table does not reflect deferred taxes classified within AOCL. As of January 30, 2021, AOCL included deferred tax assets of $0.9 million. As of February 1, 2020, AOCL included an insignificant amount of deferred tax assets.

As of January 30, 2021, the Company had deferred tax assets related to foreign and state NOL and credit carryforwards of $55.2 million and $1.1 million, respectively, that could be utilized to reduce future years’ tax liabilities. If not utilized, a portion of the foreign NOL carryforwards will begin to expire in 2024 and a portion of state NOL carryforwards will begin to expire in 2023. Some foreign NOLs have an indefinite carryforward period. As of January 30, 2021, the Company did not have any deferred tax assets related to federal NOL and credit carryforwards that could be utilized to reduce future years’ tax liabilities.

As of January 30, 2021, valuation allowances of $174.3 million have been established against deferred tax assets. All valuation allowances have been reflected through the Consolidated Statements of Operations and Comprehensive (Loss) Income. The valuation allowances will remain until there is sufficient positive evidence to release them, such as positive income within the jurisdiction. In such case, the Company will recognize an adjustment in the period in which a determination is made.

The Company continues to review the need for valuation allowances on a quarterly basis and it is reasonably possible, if business conditions improve, that there could be material adjustments over the next 12 months to the total amount of valuation allowances as circumstances may be such that sufficient evidence would exist to indicate that some or all of the deferred taxes currently subject to a valuation allowance will be utilized. The Company does not expect that sufficient evidence to release the valuation allowance is likely to exist at any time prior to the fourth quarter of Fiscal 2021, and there is no guarantee that such evidence will exist or that deferred taxes will be utilized.

Abercrombie & Fitch Co.

Share-based compensation

Refer to Note 14, “SHARE-BASED COMPENSATION,” for details on income tax benefits and charges related to share-based compensation awards during Fiscal 2020, Fiscal 2019 and Fiscal 2018.

Other

The amount of uncertain tax positions as of January 30, 2021, February 1, 2020 and February 2, 2019, which would impact the Company’s effective tax rate if recognized and a reconciliation of the beginning and ending amounts of uncertain tax positions, excluding accrued interest and penalties, are as follows:

(in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Uncertain tax positions, beginning of the year	$1,794	$478	$1,113
Gross addition for tax positions of the current year	235	131	151
Gross addition (reduction) for tax positions of prior years	395	1,349	(3)
Reductions of tax positions of prior years for:
Lapses of applicable statutes of limitations	(48)	(151)	(218)
Settlements during the period	(1,381)	(13)	(16)
Changes in judgment / excess reserve	—	—	(549)
Uncertain tax positions, end of year	$995	$1,794	$478

The IRS is currently conducting an examination of the Company’s U.S. federal income tax return for Fiscal 2020 as part of the IRS’ Compliance Assurance Process program. The IRS examinations for Fiscal 2019 and prior years have been completed. State and foreign returns are generally subject to examination for a period of three to five years after the filing of the respective return. The Company typically has various state and foreign income tax returns in the process of examination, administrative appeals or litigation. The outcome of the examinations is not expected to have a material impact on the Company’s financial statements. The Company believes that some of these audits and negotiations will conclude within the next 12 months and that it is reasonably possible the amount of uncertain income tax positions, including interest, may change by an immaterial amount due to settlement of audits and expiration of statues of limitations.

The Company does not expect material adjustments to the total amount of uncertain tax positions within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Income taxes,” for discussion regarding significant accounting policies related to the Company’s income taxes.

13. BORROWINGS

Details on the Company’s long-term borrowings, net, as of January 30, 2021 and February 1, 2020 are as follows:

(in thousands)	January 30, 2021	February 1, 2020
Long-term portion of borrowings, gross at carrying amount	$350,000	$233,250
Unamortized fees	(6,090)	(932)
Unamortized discount	—	(355)
Long-term portion of borrowings, net	$343,910	$231,963

Senior Secured Notes

On July 2, 2020, Abercrombie & Fitch Management Co. (“A&F Management”), a wholly-owned indirect subsidiary of A&F, completed the private offering of the Senior Secured Notes, with $350 million aggregate principal amount due in 2025 at an offering price of 100% of the principal amount thereof. The Senior Secured Notes were issued pursuant to an indenture, dated as of July 2, 2020, by and among A&F Management, A&F and certain of A&F’s wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, as trustee, and as collateral agent.

The Senior Secured Notes will mature on July 15, 2025 and bear interest at a rate of 8.75% per annum, with semi-annual interest payments, which began in January 2021.

Abercrombie & Fitch Co.

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

Senior Secured Asset-based Revolving Credit Facility

The credit agreement for the ABL Facility, which was entered into on August 7, 2014 through A&F Management as the lead borrower (with A&F and certain other subsidiaries of A&F as borrowers or guarantors) and later amended on October 19, 2017, provides for a senior secured asset-based revolving credit facility of up to $400 million.

In an effort to improve the Company’s near-term cash position, as a precautionary measure in response to COVID-19, during the thirteen weeks ended May 2, 2020, the Company borrowed $210.0 million under the ABL Facility. During the thirteen weeks ended August 1, 2020, the Company used a portion of the net proceeds from the offering of the Senior Secured Notes and cash on hand to repay all outstanding borrowings under the ABL Facility.

The Company did not have any borrowings outstanding under the ABL Facility as of January 30, 2021 or as of February 1, 2020.

The ABL Facility is subject to a borrowing base, consisting primarily of U.S. inventory, with a letter of credit sub-limit of $50 million and an accordion feature allowing A&F to increase the revolving commitment by up to $100 million subject to specified conditions. The ABL Facility is available for working capital, capital expenditures and other general corporate purposes.

As of January 30, 2021, the Company had availability under the ABL Facility of $245.1 million, net of $0.9 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility, borrowing available to the Company under the ABL Facility was $215.1 million as of January 30, 2021.

The ABL Facility will mature on October 19, 2022.

Obligations under the Amended ABL Facility are unconditionally guaranteed by A&F and certain of A&F’s subsidiaries. The ABL Facility is secured by a first-priority security interest in certain working capital of the borrowers and guarantors consisting of inventory, accounts receivable and certain other assets. The Amended ABL Facility is also secured by a second-priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets, intellectual property, stock of subsidiaries and certain after-acquired material real property.

At the Company’s option, borrowings under the ABL Facility will bear interest at either (a) an adjusted LIBO rate plus a margin of 1.25% to 1.50% per annum, or (b) an alternate base rate plus a margin of 0.25% to 0.50% per annum. As of January 30, 2021, the applicable margins with respect to LIBO rate loans and base rate loans, including swing line loans, under the ABL Facility were 1.25% and 0.25% per annum, respectively, and are subject to adjustment each fiscal quarter based on average historical availability during the preceding quarter. The Company is also required to pay a fee of 0.25% per annum on undrawn commitments under the ABL Facility. Customary agency fees and letter of credit fees are also payable in respect of the ABL Facility.

Term Loan Facility

On August 7, 2014, the Company, through its subsidiary A&F Management as the borrower (with A&F and certain of A&F’s subsidiaries as guarantors), entered into a term loan agreement, which provided for a term loan facility of $300 million.

The Company had gross borrowings outstanding under the Term Loan Facility of $233.3 million as of February 1, 2020. During Fiscal 2020, the Company used a portion of the proceeds from the issuance of the Senior Secured Notes to repay all outstanding borrowings under the Term Loan Facility and upon repayment the Term Loan Facility was terminated effective as of July 2, 2020.

The Term Loan Facility had been scheduled to mature on August 7, 2021.

Abercrombie & Fitch Co.

Representations, warranties and covenants

The agreements related to the Senior Secured Notes and the ABL Facility contain various representations, warranties and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of the Company and its subsidiaries to: grant or incur liens; incur, assume or guarantee additional indebtedness; sell or otherwise dispose of assets, including capital stock of subsidiaries; make investments in certain subsidiaries; pay dividends, make distributions or redeem or repurchase capital stock; change the nature of their business; and consolidate or merge with or into, or sell substantially all of the Company’s or A&F Management’s assets to, another entity.

The Senior Secured Notes are guaranteed on a senior secured basis, jointly and severally, by A&F and each of the existing and future wholly-owned domestic restricted subsidiaries of A&F that guarantee or will guarantee A&F Management’s ABL Facility or certain future capital markets indebtedness.

The Company was in compliance with all debt covenants under the agreements related to the Senior Secured Notes and the ABL Facility as of January 30, 2021.

14. SHARE-BASED COMPENSATION

Plans

As of January 30, 2021, the Company had two primary share-based compensation plans: (i) the 2016 Directors LTIP, with 900,000 shares of the Company’s Common Stock authorized for issuance, under which the Company is authorized to grant restricted stock, restricted stock units, stock appreciation rights, stock options and deferred stock awards to non-associate members of the Company’s Board of Directors; and (ii) the 2016 Associates LTIP, with 9,250,000 shares of the Company’s Common Stock authorized for issuance, under which the Company is authorized to grant restricted stock, restricted stock units, performance share awards, stock appreciation rights and stock options to associates of the Company. The Company also has outstanding shares from four other share-based compensation plans under which the Company granted restricted stock units, performance share awards, stock appreciation rights and stock options to associates of the Company and restricted stock units, stock options and deferred stock awards to non-associate members of the Company’s Board of Directors in prior years. No new shares may be granted under these previously-authorized plans and any outstanding awards continue in effect in accordance with their respective terms.

The 2016 Directors LTIP, a stockholder-approved plan, permits the Company to annually grant awards to non-associate directors, subject to the following limits:

•For non-associate directors: awards with an aggregate fair market value on the date of the grant of no more than $300,000;
•For the non-associate director occupying the role of Non-Executive Chairman of the Board (if any): additional awards with an aggregate fair market value on the date of grant of no more than $500,000; and
•For the non-associate director occupying the role of Executive Chairman of the Board (if any): additional awards with an aggregate fair market value on the date of grant of no more than $2,500,000.

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

Each of the 2016 Directors LTIP and the 2016 Associates LTIP provides for accelerated vesting of awards if there is a change of control and certain other conditions specified in each plan are met.

Abercrombie & Fitch Co.

Financial statement impact

The following table details share-based compensation expense and the related income tax benefit for Fiscal 2020, Fiscal 2019 and Fiscal 2018:

(in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Share-based compensation expense	$18,682	$14,007	$21,755
Income tax benefit associated with share-based compensation expense recognized during the period (1)	$—	$2,649	$4,562
(1)     No income tax benefit was recognized during Fiscal 2020 due to the establishment of a valuation allowance.

The following table details discrete income tax benefits and charges related to share-based compensation awards during Fiscal 2020, Fiscal 2019 and Fiscal 2018:

(in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Income tax discrete (charges) benefits realized for tax deductions related to the issuance of shares during the period	$(1,719)	$1,156	$1,270
Income tax discrete (charges) benefits realized upon cancellation of stock appreciation rights during the period	(1,943)	(611)	(10,908)
Total income tax discrete benefits (charges) related to share-based compensation awards	$(3,662)	$545	$(9,638)

The following table details the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights for the Fiscal 2020, Fiscal 2019 and Fiscal 2018:

(in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Employee tax withheld upon issuance of shares (1)	$5,694	$6,804	$6,937
(1)    Classified within other financing activities on the Consolidated Statements of Cash Flows.

Restricted stock units

The following table summarizes activity for restricted stock units for Fiscal 2020:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares (1)	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at February 1, 2020	1,676,831	$18.68	747,056	$15.11	421,784	$23.05
Granted	2,299,339	8.63	—	—	519,905	16.24
Adjustments for performance achievement	—	—	38,381	11.37	134,122	11.79
Vested	(811,253)	17.36	(481,304)	9.63	(350,447)	11.79
Forfeited	(127,819)	13.70	(6,917)	22.80	(3,485)	35.61
Unvested at January 30, 2021 (2)	3,037,098	$11.62	297,216	$22.43	721,879	$21.46

(1)    Includes 66,624 unvested restricted stock units as of January 30, 2021, subject to vesting requirements related to the achievement of certain performance metrics, such as operating income and net income, for the fiscal year immediately preceding the vesting date. Holders of these restricted stock units have the opportunity to earn back one or more installments of the award if the cumulative performance requirements are met in a subsequent year.
(2)    Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Certain unvested shares related to restricted stock units with performance-based vesting conditions can be achieved at up to 200% of their target vesting amount.

The following table details unrecognized compensation cost and the remaining weighted-average period these costs are expected to be recognized for restricted stock units as of January 30, 2021:

(in thousands)	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost	$24,148	$—	$8,628
Remaining weighted-average period cost is expected to be recognized (years)	1.2	0.0	1.0

Abercrombie & Fitch Co.

Additional information pertaining to restricted stock units for Fiscal 2020, Fiscal 2019 and Fiscal 2018 follows:

(in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Service-based restricted stock units:
Total grant date fair value of awards granted	$19,843	$16,175	$17,167
Total grant date fair value of awards vested	$14,083	$13,630	$17,100

Performance-based restricted stock units:
Total grant date fair value of awards granted	$—	$5,391	$4,339
Total grant date fair value of awards vested	$4,635	$—	$—

Market-based restricted stock units:
Total grant date fair value of awards granted	$8,443	$4,176	$4,784
Total grant date fair value of awards vested	$4,132	$511	$137

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during Fiscal 2020, Fiscal 2019 and Fiscal 2018 were as follows:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Grant date market price	$12.31	$25.34	$23.59
Fair value	$16.24	$36.24	$33.69
Assumptions:
Price volatility	67%	57%	54%
Expected term (years)	2.4	2.9	2.9
Risk-free interest rate	0.2%	2.2%	2.4%
Dividend yield	—%	3.2%	3.4%
Average volatility of peer companies	66.0%	40.0%	37.4%
Average correlation coefficient of peer companies	0.4967	0.2407	0.2709

Stock appreciation rights

The following table summarizes stock appreciation rights activity for Fiscal 2020:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (years)
Outstanding at February 1, 2020	796,725	$40.06
Granted	—	—
Exercised	—	—
Forfeited or expired	(411,968)	46.63
Outstanding at January 30, 2021	384,757	$33.04	$177,195	3.2
Stock appreciation rights exercisable at January 30, 2021	384,757	$33.04	$177,195	3.2
Stock appreciation rights expected to become exercisable in the future as of January 30, 2021	—	$—	$—	0.0

Abercrombie & Fitch Co.

No stock appreciation rights were exercised during Fiscal 2020. Additional information pertaining to stock appreciation rights for Fiscal 2019 and Fiscal 2018 follows:

(in thousands)	Fiscal 2019	Fiscal 2018
Total grant date fair value of awards exercised	$626	$1,366

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Share-based compensation,” for discussion regarding significant accounting policies related to share-based compensation.

15. DERIVATIVE INSTRUMENTS

As of January 30, 2021, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory transactions, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount (1)
Euro	$92,220
British pound	$29,603
Canadian dollar	$11,239

(1)Amounts reported are the U.S. Dollar notional amounts outstanding as of January 30, 2021.

The fair value of derivative instruments is valued using quoted market prices of the same or similar instruments, adjusted for counterparty risk. The location and amounts of derivative fair values of foreign currency exchange forward contracts on the Consolidated Balance Sheets as of January 30, 2021 and February 1, 2020 were as follows:

(in thousands)	Location	January 30, 2021	February 1, 2020	Location	January 30, 2021	February 1, 2020
Derivatives designated as cash flow hedging instruments	Other current assets	$79	$1,869	Accrued expenses	$4,694	$1,377
Derivatives not designated as hedging instruments	Other current assets	—	100	Accrued expenses	—	83
Total		$79	$1,969		$4,694	$1,460

Refer to Note 5, “FAIR VALUE,” for further discussion of the determination of the fair value of derivative instruments. Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for Fiscal 2020, Fiscal 2019 and Fiscal 2018 follows:

(in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Gain recognized in AOCL (1)	$7,619	$7,495	$18,700
Gain reclassified from AOCL into cost of sales, exclusive of depreciation and amortization (2)	$13,235	$9,160	$4,727
(1)Amount represents the change in fair value of derivative contracts.
(2)Amount represents gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive (Loss) Income when the hedged item affects earnings, which is when merchandise is converted to cost of sales, exclusive of depreciation and amortization.

As a result of COVID-19 in Fiscal 2020, there was a significant change in the expected timing of previously hedged intercompany sales transactions, resulting in a dedesignation of the related hedge instruments. At the time of dedesignation of these hedges, they were in a net gain position of approximately $12.6 million. Due to the extenuating circumstances leading to dedesignation, gains associated with these hedges at the time of dedesignation were deferred in AOCL until being reclassified into cost of goods sold, exclusive of depreciation and amortization when the originally forecasted transactions occurred and the hedged items affected earnings. During Fiscal 2020 and subsequent to the dedesignation of these hedges, these hedge contracts were settled.

Substantially all of the unrealized gains or losses related to foreign currency exchange forward contracts designated as cash flow hedging instruments as of January 30, 2021 will be recognized within the Consolidated Statements of Operations and Comprehensive (Loss) Income over the next twelve months.

Abercrombie & Fitch Co.

Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for Fiscal 2020, Fiscal 2019 and Fiscal 2018 follows:

(in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Gain (loss) recognized in other operating income, net	$742	$(298)	$3,722

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Derivative instruments,” for discussion regarding significant accounting policies related to the Company’s derivative instruments.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

For Fiscal 2020, the activity in AOCL was as follows:

	Fiscal 2020
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 1, 2020	$(109,967)	$1,081	$(108,886)
Other comprehensive income before reclassifications	12,195	7,619	19,814
Reclassified gain from AOCL (1)	—	(13,235)	(13,235)
Other comprehensive income (loss) after reclassifications (2)	12,195	(5,616)	6,579
Ending balance at January 30, 2021	$(97,772)	$(4,535)	$(102,307)
(1)Amount represents gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive (Loss) Income.
(2)No income tax benefit was recognized during Fiscal 2020 due to the establishment of a valuation allowance.

For Fiscal 2019, the activity in AOCL was as follows:

	Fiscal 2019
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 2, 2019	$(104,887)	$2,435	$(102,452)
Other comprehensive (loss) income before reclassifications	(5,080)	7,495	2,415
Reclassified gain from AOCL (1)	—	(9,160)	(9,160)
Tax effect	—	311	311
Other comprehensive loss after reclassifications	(5,080)	(1,354)	(6,434)
Ending balance at February 1, 2020	$(109,967)	$1,081	$(108,886)
(1)Amount represents gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

For Fiscal 2018, the activity in AOCL was as follows:

	Fiscal 2018
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 3, 2018	$(84,947)	$(10,107)	$(95,054)
Other comprehensive (loss) income before reclassifications	(19,956)	18,700	(1,256)
Reclassified gain from AOCL (1)	—	(4,727)	(4,727)
Tax effect	16	(1,431)	(1,415)
Other comprehensive (loss) income after reclassifications	(19,940)	12,542	(7,398)
Ending balance at February 2, 2019	$(104,887)	$2,435	$(102,452)
(1)Amount represents gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Abercrombie & Fitch Co.

17. SAVINGS AND RETIREMENT PLANS

The Company maintains the Abercrombie & Fitch Co. Savings and Retirement Plan, a qualified plan. All U.S. associates are eligible to participate in this plan if they are at least 21 years of age. In addition, the Company maintains the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement, comprised of two sub-plans (Plan I and Plan II). Plan I contains contributions made through December 31, 2004, while Plan II contains contributions made on and after January 1, 2005. Participation in these plans is based on service and compensation. The Company’s contributions to these plans are based on a percentage of associates’ eligible annual compensation. The cost of the Company’s contributions to these plans was $14.1 million, $14.8 million and $15.1 million for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.

In addition, the Company maintains the Supplemental Executive Retirement Plan which provides retirement income to its former Chief Executive Officer for life, based on averaged compensation before retirement, including base salary and cash incentive compensation. As of January 30, 2021 and February 1, 2020, the Company has recorded $9.2 million and $9.5 million, respectively, in other liabilities on the Consolidated Balance Sheets related to future Supplemental Executive Retirement Plan distributions.

18. SEGMENT REPORTING

The Company’s two operating segments are brand-based: Hollister, which includes the Company’s Hollister and Gilly Hicks brands, and Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. Amounts shown below include net sales from wholesale, franchise and licensing operations, which are not a significant component of total revenue, and are aggregated within their respective operating segment and geographic area.

The Company’s net sales by operating segment for Fiscal 2020, Fiscal 2019 and Fiscal 2018 were as follows:

(in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Hollister	$1,834,349	$2,158,514	$2,152,538
Abercrombie	1,291,035	1,464,559	1,437,571
Total	$3,125,384	$3,623,073	$3,590,109

Net sales by geographic area are presented by attributing revenues to an individual country on the basis of the country in which the merchandise was sold for in-store purchases and on the basis of the shipping location provided by customers for digital orders. The Company’s net sales by geographic area for Fiscal 2020, Fiscal 2019 and Fiscal 2018 were as follows:

(in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2018
U.S.	$2,127,403	$2,410,802	$2,321,700
EMEA	709,451	822,202	845,889
APAC	176,636	264,895	289,911
Other	111,894	125,174	132,609
Total international	$997,981	$1,212,271	$1,268,409
Total	$3,125,384	$3,623,073	$3,590,109

The Company’s long-lived assets and intellectual property, which primarily relates to trademark assets associated with the Company’s international operations, by geographic area as of January 30, 2021 and February 1, 2020 were as follows:

(in thousands)	January 30, 2021	February 1, 2020
U.S.	$963,555	$1,211,630
EMEA	350,136	482,449
APAC	120,256	175,519
Other	33,575	50,791
Total international	$503,967	$708,759
Total	$1,467,522	$1,920,389

Abercrombie & Fitch Co.

19. FLAGSHIP STORE EXIT (BENEFITS) CHARGES

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

As part of this ongoing effort, the Company closed eight flagship store locations in Fiscal 2020 and four flagship store locations in Fiscal 2019. Three of the leases related to Fiscal 2020 flagship store closures were transferred through assignment while the fourth lease was subleased to a new tenant upon its closure. The Company no longer has lease obligations beyond Fiscal 2020 for the three transfers and is scheduled to receive payments to fully offset its lease obligations on the sublease. Refer to Note 8, “LEASES,” for additional information on the sublease arrangement.

Future fixed lease payments associated with closed flagship stores are reflected within short-term and long-term operating lease liabilities on the Consolidated Balance Sheets. Future fixed lease payments associated with flagship stores that were closed as of January 30, 2021, excluding the subleased flagship store, are scheduled to be paid through the fiscal year ending January 30, 2029 (“Fiscal 2028”) and are not expected to exceed $15 million in aggregate in any fiscal year.

The Company recognizes impacts related to the exit of its flagship stores in flagship store exit (benefits) charges on the Consolidated Statements of Operations and Comprehensive (Loss) Income. Details of the (benefits) charges incurred during Fiscal 2020, Fiscal 2019 and Fiscal 2018 related to this initiative follow:

(in thousands)	Fiscal 2020	Fiscal 2019	Fiscal 2018
Operating lease cost	(6,959)	46,716	—
Gain on lease assignment	(5,237)	—	—
Lease termination fees (1)	—	—	3,688
Asset disposals and other store-closure costs (2)	(2,658)	(1,687)	—
Employee severance and other employee transition costs	3,218	2,228	2,118
Total flagship store exit (benefits) charges	$(11,636)	$47,257	$5,806

(1)    Under the new lease accounting standard, which the Company adopted on February 3, 2019, similar charges would be incorporated into the above table as a component of operating lease cost.
(2)    Amounts represent costs incurred in returning the store to its original condition, including updates to previous accruals for asset retirement obligations and costs to remove inventory and store assets.

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

Abercrombie & Fitch Co.

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

Abercrombie & Fitch Co.

21. CORRECTION OF ERROR IN PREVIOUSLY REPORTED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

Correction of error in previously reported interim financial statements

Subsequent to filing the Company’s Quarterly Reports on Form 10-Q for the periods ended May 2, 2020, August 1, 2020, and October 31, 2020 (collectively, the “Fiscal 2020 Quarterly Reports on Form 10-Q”), a classification error was identified within the Company’s condensed consolidated statements of cash flows related to the presentation of the withdrawal of excess funds from the over-funded Rabbi Trust assets that occurred during the fiscal quarter ended May 2, 2020. The withdrawal of $50 million of excess funds from the Company’s Rabbi Trust was incorrectly presented as a cash inflow from operating activities, rather than as a cash inflow from investing activities, in the Condensed Consolidated Statements of Cash Flows included within each of the Fiscal 2020 Quarterly Reports on Form 10-Q. Based on quantitative and qualitative assessments, the incorrect presentation of such amounts is considered material to the Condensed Consolidated Financial Statements as of and for the periods ended May 2, 2020, August 1, 2020, and October 31, 2020, which will be restated. This classification error did not have an impact on the cash balances or on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), the Condensed Consolidated Balance Sheets or the Condensed Consolidated Statements of Stockholders’ Equity, included within each of the Fiscal 2020 Quarterly Reports on Form 10-Q.

The effects of the classification error on the Condensed Consolidated Statements of Cash Flows are shown in the tables below.

	Thirteen Weeks Ended
	As Originally Reported		As Restated
(in thousands)	May 2, 2020	Adjustment	May 2, 2020
Net cash used for operating activities	$(90,776)	$(50,000)	$(140,776)
Net cash (used for) provided by investing activities	$(46,990)	$50,000	$3,010
Net cash provided by financing activities	$171,668	—	$171,668
Effect of foreign currency exchange rates on cash	$(3,891)	—	$(3,891)
Net increase in cash and equivalents, and restricted cash and equivalents	$30,011	—	$30,011
Cash and equivalents, and restricted cash and equivalents, beginning of period	$692,264	—	$692,264
Cash and equivalents, and restricted cash and equivalents, end of period	$722,275	—	$722,275

	Twenty-six Weeks Ended
	As Originally Reported		As Restated
(in thousands)	August 1, 2020	Adjustment	August 1, 2020
Net cash provided by operating activities	$96,233	$(50,000)	$46,233
Net cash used for investing activities	$(75,621)	$50,000	$(25,621)
Net cash provided by financing activities	$71,329	—	$71,329
Effect of foreign currency exchange rates on cash	$1,785	—	$1,785
Net increase in cash and equivalents, and restricted cash and equivalents	$93,726	—	$93,726
Cash and equivalents, and restricted cash and equivalents, beginning of period	$692,264	—	$692,264
Cash and equivalents, and restricted cash and equivalents, end of period	$785,990	—	$785,990

	Thirty-nine Weeks Ended
	As Originally Reported		As Restated
(in thousands)	October 31, 2020	Adjustment	October 31, 2020
Net cash provided by operating activities	$158,894	$(50,000)	$108,894
Net cash used for investing activities	$(91,748)	$50,000	$(41,748)
Net cash provided by financing activities	$70,129	—	$70,129
Effect of foreign currency exchange rates on cash	$2,269	—	$2,269
Net increase in cash and equivalents, and restricted cash and equivalents	$139,544	—	$139,544
Cash and equivalents, and restricted cash and equivalents, beginning of period	$692,264	—	$692,264
Cash and equivalents, and restricted cash and equivalents, end of period	$831,808	—	$831,808

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Abercrombie & Fitch Co.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Abercrombie & Fitch Co. and its subsidiaries (the “Company”) as of January 30, 2021 and February 1, 2020, and the related consolidated statements of operations and comprehensive (loss) income, of stockholders’ equity and of cash flows for each of the three years in the period ended January 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to ineffective design and maintenance of controls by the Company to research and apply relevant accounting guidance in assessing the appropriate classification of cash flow activities associated with new transaction types.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the January 30, 2021 financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases on February 3, 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-Lived Assets – Stores

As described in Notes 2, 7 and 9 to the consolidated financial statements, the Company’s consolidated property and equipment, net balance was $550.6 million and consolidated operating lease right-of-use assets balance was $894.0 million as of January 30, 2021. During fiscal 2020, the Company recognized long-lived asset store impairment charges of $72.9 million. The Company’s long-lived assets, primarily operating lease right-of-use assets, leasehold improvements, furniture, fixtures and equipment, are grouped with other assets and liabilities at the store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. On at least a quarterly basis, management reviews its asset groups for indicators of impairment, which include but are not limited to, material declines in operational performance, a history of losses, an expectation of future losses, adverse market conditions, store closure or relocation decisions, and any other events or changes in circumstances that would indicate the carrying amount of an asset group might not be recoverable. If an asset group displays an indicator of impairment, it is tested for recoverability by comparing the sum of the estimated future undiscounted cash flows attributable to the asset group to the carrying amount of the asset group. This recoverability test requires management to make assumptions and judgments related, but not limited, to management’s expectations for future cash flows from operating the store. The key assumptions used in developing these projected cash flows used in the recoverability test include estimates of future sales, gross profit and, to a lesser extent, operating expenses. If the sum of the estimated future undiscounted cash flows attributable to an asset group is less than its carrying amount, and it is determined that the carrying amount of the asset group is not recoverable, management determines if there is an impairment loss by comparing the carrying amount of the asset group to its fair value. Fair value of an asset group is based on the highest and best use of the asset group, often using a discounted cash flow model that utilizes Level 3 fair value inputs. The key assumptions used in estimating fair value of an asset group may include discounted estimates of future cash flows from operating the store or comparable market rents. An impairment loss is recognized based on the excess of the carrying amount of the asset group over its fair value.

The principal considerations for our determination that performing procedures relating to the impairment of long-lived assets - stores is a critical audit matter are (i) the significant judgment by management when testing long-lived asset groups for recoverability and determining the fair value of the asset groups to measure impairment; (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating the assumptions used in management’s future cash flow projections related to estimates of future sales, gross profit and comparable market rents; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s long-lived assets - stores recoverability test and determination of the fair value of the asset groups. These procedures also included, among others (i) testing management’s process for developing the estimates; (ii) evaluating the appropriateness of the models used by management in developing the fair value measurements; (iii) testing the completeness, accuracy, and relevance of underlying data used in the models; and (iv) evaluating the reasonableness of the significant assumptions, related to estimates of future sales, gross profit and comparable market rents. Evaluating whether management’s assumptions related to estimates of future sales, gross profit and comparable market rents were reasonable considering (i) the current and past performance of the asset groups; (ii) the consistency with external market data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the reasonableness of the Company’s comparable market rents assumption.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
March 29, 2021

We have served as the Company’s auditor since 1996.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

A&F maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that A&F files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to A&F’s management, including A&F’s Principal Executive Officer and A&F’s Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s disclosure controls and procedures as of January 30, 2021. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were not effective as of January 30, 2021 due to the material weakness in A&F’s internal control over financial reporting as described in “Management’s Annual Report on Internal Control over Financial Reporting” below.

The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) previously concluded that A&F’s disclosure controls and procedures were effective for the interim periods ended May 2, 2020, August 1, 2020 and October 31, 2020. However, the Chief Executive Officer and Senior Vice President and Chief Financial Officer have subsequently concluded that A&F’s disclosure controls and procedures were not effective for the interim periods ended May 2, 2020, August 1, 2020 and October 31, 2020, due to the material weakness in A&F’s internal control over financial reporting as described in “Management’s Annual Report on Internal Control over Financial Reporting” below.

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

With the participation of the Chief Executive Officer of A&F and the Senior Vice President and Chief Financial Officer of A&F, management evaluated the effectiveness of A&F’s internal control over financial reporting as of January 30, 2021 using criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

A&F did not design and maintain effective controls over the presentation and disclosure of activities in its Consolidated Statements of Cash Flows. Specifically, A&F did not design and maintain controls to research and apply relevant accounting guidance in assessing the appropriate classification of cash flow activities associated with new transaction types. This material weakness resulted in the restatement of the Condensed Consolidated Statements of Cash Flows for the interim periods ended May 2, 2020, August 1, 2020 and October 31, 2020. Refer to Note 21, “CORRECTION OF ERROR IN PREVIOUSLY

REPORTED INTERIM FINANCIAL STATEMENTS (UNAUDITED)” included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” of this Annual Report on Form 10-K. Additionally, this material weakness could result in misstatements of the Consolidated Statements of Cash Flows or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Based on this assessment and because of this material weakness, A&F management concluded that A&F did not maintain effective internal control over financial reporting as of January 30, 2021.

The effectiveness of A&F’s internal control over financial reporting as of January 30, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

REMEDIATION EFFORTS

As part of A&F’s efforts to remediate the material weakness described above, new procedures have been designed to research and apply relevant accounting guidance regarding the classification of cash flow activities associated with new transaction types and to document A&F management’s conclusions with respect to such analysis. Management believes these procedures will remediate the material weakness but it will not be considered remediated until the controls related to these procedures operate for a sufficient period to allow for testing to determine the operating effectiveness of the controls.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in A&F’s internal control over financial reporting during the quarter ended January 30, 2021 that have materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS, EXECUTIVE OFFICERS AND PERSONS NOMINATED OR CHOSEN TO BECOME DIRECTORS OR EXECUTIVE OFFICERS

Information concerning directors and executive officers of A&F as well as persons nominated or chosen to become directors or executive officers is incorporated by reference from the text to be included under the caption “Proposal 1 — Election of Directors” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2021 and from the text under the caption “INFORMATION ABOUT OUR EXECUTIVE OFFICERS” at the end of “ITEM 1. BUSINESS” in PART I of this Annual Report on Form 10-K.

CODE OF BUSINESS CONDUCT AND ETHICS

The Board of Directors has adopted the Abercrombie & Fitch Co. Code of Business Conduct and Ethics, which is available on the “Corporate Governance” page within the “Our Company” section of the Company’s website at corporate.abercrombie.com.

AUDIT AND FINANCE COMMITTEE

Information concerning A&F’s Audit and Finance Committee, including the determination of A&F’s Board of Directors that the Audit and Finance Committee has at least one “audit committee financial expert” (as defined under applicable SEC rules) serving on the Audit and Finance Committee, is incorporated by reference from the text to be included under the captions “Corporate Governance — Committees of the Board and Meeting Attendance — Committees of the Board” and “Audit and Finance Committee Matters” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2021.

PROCEDURES BY WHICH STOCKHOLDERS MAY RECOMMEND NOMINEES TO A&F’S BOARD OF DIRECTORS

Information concerning the procedures by which stockholders of A&F may recommend nominees to A&F’s Board of Directors is incorporated by reference from the text to be included under the captions “Proposal 1 — Election of Directors — Director Nominations,” “Proposal 1 — Election of Directors — Director Qualifications and Consideration of Director Candidates” and “Questions and Answers About Our Annual Meeting and Voting — How do I nominate a director using the ‘Proxy Access’ provisions under the Company’s Bylaws?” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2021. The procedures by which stockholders may recommend nominees to A&F’s Board of Directors have not materially changed from those described in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders held on May 20, 2020.

Item 11. Executive Compensation

Information regarding executive compensation is incorporated by reference from the text to be included under the captions “Corporate Governance — Board Role in Risk Oversight,” “Corporate Governance — Compensation and Organization Committee Interlocks and Insider Participation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Report of the Compensation and Organization Committee on Executive Compensation,” and “Executive Officer Compensation” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the text to be included under the caption “Ownership of Our Shares” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2021.

Information regarding the number of shares of Common Stock of A&F to be issued and remaining available under equity compensation plans of A&F as of January 30, 2021 is incorporated by reference from the text to be included under the caption “Equity Compensation Plans” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and transactions involving the Company and certain related persons within the meaning of Item 404(a) of SEC Regulation S-K as well as information concerning A&F’s policies and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference from the text to be included under the caption “Corporate Governance — Director Independence and Related Person Transactions” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2021.

Information concerning the independence of the directors of A&F is incorporated by reference from the text to be included under the captions “Corporate Governance — Board Leadership Structure,” “Corporate Governance — Committees of the Board and Meeting Attendance,” and “Corporate Governance — Director Independence and Related Person Transactions” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2021.

Item 14. Principal Accountant Fees and Services

Information concerning the pre-approval policies and procedures of A&F’s Audit and Finance Committee and the fees for services rendered by the Company’s principal independent registered public accounting firm is incorporated by reference from the text to be included under the caption “Proposal 4 — Ratification of Appointment of Independent Registered Public Accounting Firm” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

Consolidated Statements of Operations and Comprehensive (Loss) Income for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019.

Consolidated Balance Sheets at January 30, 2021 and February 1, 2020.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019.

Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019.

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
4.3
Indenture, dated as of July 2, 2020, by and among Abercrombie & Fitch Management Co., Abercrombie & Fitch Co., as Parent, the other Guarantors party thereto and U.S. Bank National Association, as Trustee, Registrar, Paying Agent, and Notes Collateral Agent, incorporated herein by reference to Exhibit 4.1 to A&F’s Current Report on Form 8-K dated and filed on July 9, 2020 (File No. 001-12107).

4.4
Form of 8.75% Senior Secured Notes due 2025 (included in Exhibit 4.3), incorporated herein by reference to Exhibit 4.2 (which is in turn included in Exhibit 4.1) to A&F’s Current Report on Form 8-K dated and filed on July 9, 2020 (File No. 001-12107).

4.5
Intercreditor Agreement, entered into as of July 2, 2020, among Wells Fargo Bank, National Association, in its capacity as “ABL Agent,” U.S. Bank National Association, in its capacity as “First Lien Notes Collateral Agent,” and each other "Additional Notes Agent" from time to time party thereto.

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
10.8*
Certificate regarding Approval of Amendment of Section 3(b) of the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan by Board of Directors of Abercrombie & Fitch Co. on August 20, 2014, incorporated herein by reference to Exhibit 10.11 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 (File No. 001-12107).

10.9*
Trust Agreement, made as of October 16, 2006, between A&F and Wilmington Trust Company, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 17, 2006 (File No. 001-12107).

10.10*
Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2011 (File No. 001-12107).

10.11*
Certificate regarding Approval of Amendment of Section 3(b) of the Abercrombie & Fitch Co. Amended and Restated 2007 Long-Term Incentive Plan by Board of Directors of Abercrombie & Fitch Co. on August 20, 2014, incorporated herein by reference to Exhibit 10.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 (File No. 001-12107).

10.12*
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

10.13*
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

10.14*
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

10.15*
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

10.16
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

10.17
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

10.18
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

10.19*
Employment Offer, accepted October 9, 2014, between Fran Horowitz and A&F, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 15, 2014 (File No. 001-12107).

10.20*	Form of Director and Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 21, 2014 (File No. 001-12107).
10.21*
Retirement Agreement, dated December 8, 2014, between Michael S. Jeffries and A&F, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed December 9, 2014 (File No. 001-12107).

10.22*
First Amendment to the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II), as approved on October 14, 2015, incorporated herein by reference to Exhibit 10.4 to A&F’s Current Report on Form 8-K dated and filed October 19, 2015 (File No. 001-12107).

10.23*
Second Amendment to the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II), as approved on December 16, 2019, incorporated herein by reference to Exhibit 10.33 to A&F's Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (File No. 001-12107).

10.24*
Letter, dated December 16, 2015, from Abercrombie & Fitch Management Co. to Fran Horowitz setting forth terms of employment as President and Chief Merchandising Officer, and accepted by Fran Horowitz on December 19, 2015, incorporated herein by reference to Exhibit 10.74 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (File No. 001-12107).

10.25*
Offer Letter from Abercrombie & Fitch to Kristin Scott, executed by Ms. Scott on May 15, 2016, incorporated herein by reference to Exhibit 10.3 to A&F’s Current Report on Form 8-K dated and filed May 23, 2016 (File No. 001-12107).

10.26*
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

10.27*
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

10.28*
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

10.30*
Form of Agreement entered into between Abercrombie & Fitch Management Co. and Fran Horowitz as of May 10, 2017, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed May 12, 2017 (File No. 001-12107).

10.31*
Form of Agreement entered into between Abercrombie & Fitch Management Co. and Kristin Scott as of May 10, 2017, the execution date by Abercrombie & Fitch Management Co., is incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed May 12, 2017 (File No. 001-12107).

10.32*
Form of Director and Officer Indemnification Agreement entered into by Abercrombie & Fitch Co. with directors and officers of international subsidiaries and other key individuals on or after May 11, 2017, incorporated herein by reference to Exhibit 10.3 to A&F's Quarterly Report on Form 10-Q/A for the quarterly period ended April 29, 2017 (File No. 001-12107).

10.33*
Abercrombie & Fitch Co. Short-Term Cash Incentive Compensation Performance Plan, effective from June 15, 2017 to March 20, 2021, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed June 15, 2017 (File No. 001-12107).

10.34*
Abercrombie & Fitch Co. Long-Term Cash Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.2 to A&F's Current Report on Form 8-K dated and filed June 15, 2017 (File No. 001-12107).

10.35*
Offer Letter from Abercrombie & Fitch to Scott Lipesky, executed by Mr. Lipesky on August 29, 2017, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed September 6, 2017 (File No. 001-12107).

10.36*
Agreement entered into between Abercrombie & Fitch Management Co. and Scott Lipesky, effective as of September 7, 2017, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2017 (File No. 001-12107).

10.37
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

10.38
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

10.39*
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

10.41*
Form of Performance Share Award Agreement used to evidence the grant of performance shares to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on or after March 26, 2019, and prior to August 28, 2020 incorporated herein by reference to Exhibit 10.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2019 (File No. 001-12107).

10.42*
Offer Letter from Abercrombie & Fitch to Gregory J. Henchel, executed by Mr. Henchel on September 3, 2018, incorporated herein by reference to Exhibit 10.1 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2018 (File No. 001-12107).

10.43*
Agreement entered into between Abercrombie & Fitch Management Co. and Gregory J. Henchel, effective as of September 13, 2018, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2018 (File No. 001-12107).

10.44*
Summary of Annual Compensation Structure for Non-Associate Directors of Abercrombie & Fitch Co. for Fiscal 2019, incorporated herein by reference to Exhibit 10.2 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2019 (File No. 001-12107).

10.45*
Summary of terms of the Annual Restricted Stock Unit Grants made and to be made to the Non-Associate Directors of Abercrombie & Fitch Co. under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors in Fiscal 2019, incorporated herein by reference to Exhibit 10.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2019 (File No. 001-12107).

10.46*
Agreement entered into between Abercrombie & Fitch Management Co. and John Gabrielli, effective as of May 10, 2017, the date of execution by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.3 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2019 (File No. 001-12107).

10.47*
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on and after March 26, 2019, incorporated herein by reference to Exhibit 10.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2020 (File No. 001-12107).

10.48*
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors (as amended on May 20, 2020), incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed on May 21, 2020 (File No. 001-12107).

10.49*
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates (as amended on May 20, 2020), incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed on May 21, 2020 (File No. 001-12107).

10.50*
Summary of Compensation Structure for Non-Associate Directors of Abercrombie & Fitch Co. for Fiscal 2020, incorporated herein by reference to Exhibit 10.4 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2020 (File No. 001-12107).

10.51*
Summary of Terms of the Annual Restricted Stock Unit Grants made and to be made to the Non-Associate Directors of Abercrombie & Fitch Co. under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors in Fiscal 2020, incorporated herein by reference to Exhibit 10.5 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2020 (File No. 001-12107).

10.52*
Separation Agreement entered into by and between Abercrombie & Fitch Management Co. and John Gabrielli, effective July 2, 2020, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K/A dated and filed on July 7, 2020 (File No. 001-12107).

10.53*
Form of Retention Restricted Stock Unit Award Agreement, made to be effective as of August 28, 2020, between Abercrombie & Fitch Co. and each of Scott Lipesky, Kristin Scott and Gregory J. Henchel, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed on September 2, 2020 (File No. 001-12107).

10.54*
Form of Performance Share Award Agreement used to evidence the grant of performance shares to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on or after August 28, 2020, incorporated herein by reference to Exhibit 10.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2020 (File No. 001-12107).

10.55*
Abercrombie & Fitch Co. Short-Term Cash Incentive Compensation Performance Plan, effective beginning March 21, 2021, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed March 24, 2021 (File No. 001-12107).

10.56*
Offer Letter from Abercrombie & Fitch Co. to Holly May (including as Exhibit A thereto the Agreement entered into between Abercrombie & Fitch Management Co. and Ms. May, effective as of December 1, 2020, the execution date by Abercrombie & Fitch Management Co.), executed by Ms. May on December 1, 2020.

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

ABERCROMBIE & FITCH CO.

Date: March 29, 2021	By:	/s/ Scott D. Lipesky
Scott D. Lipesky
Senior Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2021.

*
Terry L. Burman	Non-Executive Chairman of the Board and Director
/s/ Fran Horowitz
Fran Horowitz	Chief Executive Officer and Director (Principal Executive Officer)
*
Kerrii B. Anderson	Director
*
Felix J. Carbullido	Director
*
Susie Coulter	Director
*
Sarah M. Gallagher	Director
*
James A. Goldman	Director
*
Michael E. Greenlees	Director
*
Archie M. Griffin	Director
/s/ Scott D. Lipesky
Scott D. Lipesky	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
*
Helen E. McCluskey	Director
*
Charles R. Perrin	Director
*
Kenneth B. Robinson	Director
*
Nigel Travis	Director

*    The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this Annual Report on Form 10-K as Exhibit 24.1.

By:	/s/ Scott D. Lipesky
Scott D. Lipesky
Attorney-in-fact