Form 10-Q
period 2021-05-01
ABERCROMBIE & FITCH CO /DE/
filed 2021-06-09
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2021
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Shares outstanding as of June 4, 2021
$0.01 Par Value	61,537,495

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net sales	$781,405	$485,359
Cost of sales, exclusive of depreciation and amortization	286,271	221,214
Gross profit	495,134	264,145
Stores and distribution expense	316,608	322,124
Marketing, general and administrative expense	120,947	108,257
Flagship store exit benefits	(1,100)	(543)
Asset impairment, exclusive of flagship store exit charges	2,664	42,928
Other operating (income) loss, net	(1,418)	506
Operating income (loss)	57,433	(209,127)
Interest expense, net	8,606	3,371
Income (loss) before income taxes	48,827	(212,498)
Income tax expense	6,121	31,533
Net income (loss)	42,706	(244,031)
Less: Net income attributable to noncontrolling interests	938	117
Net income (loss) attributable to A&F	$41,768	$(244,148)

Net income (loss) per share attributable to A&F
Basic	$0.67	$(3.90)
Diluted	$0.64	$(3.90)

Weighted-average shares outstanding
Basic	62,380	62,541
Diluted	65,305	62,541

Other comprehensive income
Foreign currency translation, net of tax	$(1,274)	$(5,399)
Derivative financial instruments, net of tax	2,599	8,865
Other comprehensive income	1,325	3,466
Comprehensive income (loss)	44,031	(240,565)
Less: Comprehensive income attributable to noncontrolling interests	938	117
Comprehensive income (loss) attributable to A&F	$43,093	$(240,682)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.
Condensed Consolidated Balance Sheets
(Thousands, except par value amounts)
(Unaudited)

	May 1, 2021	January 30, 2021
Assets
Current assets:
Cash and equivalents	$909,008	$1,104,862
Receivables	107,821	83,857
Inventories	388,633	404,053
Other current assets	78,727	68,857
Total current assets	1,484,189	1,661,629
Property and equipment, net	533,773	550,587
Operating lease right-of-use assets	839,003	893,989
Other assets	213,585	208,697
Total assets	$3,070,550	$3,314,902
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$236,667	$289,396
Accrued expenses	321,906	396,365
Short-term portion of operating lease liabilities	231,750	248,846
Income taxes payable	26,672	24,792
Total current liabilities	816,995	959,399
Long-term liabilities:
Long-term portion of operating lease liabilities	844,401	957,588
Long-term borrowings, net	344,278	343,910
Other liabilities	114,926	104,693
Total long-term liabilities	1,303,605	1,406,191
Stockholders’ equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	395,277	401,283
Retained earnings	2,169,748	2,149,470
Accumulated other comprehensive loss, net of tax (“AOCL”)	(100,982)	(102,307)
Treasury stock, at average cost: 41,365 and 40,901 shares as of May 1, 2021 and January 30, 2021, respectively	(1,523,902)	(1,512,851)
Total Abercrombie & Fitch Co. stockholders’ equity	941,174	936,628
Noncontrolling interests	8,776	12,684
Total stockholders’ equity	949,950	949,312
Total liabilities and stockholders’ equity	$3,070,550	$3,314,902

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended May 1, 2021
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, January 30, 2021	62,399	$1,033	$401,283	$12,684	$2,149,470	$(102,307)	40,901	$(1,512,851)	$949,312
Net income	—	—	—	938	41,768	—	—	—	42,706
Purchase of Common Stock	(1,077)	—	—	—	—	—	1,077	(35,249)	(35,249)
Share-based compensation issuances and exercises	613	—	(14,456)	—	(21,490)	—	(613)	24,198	(11,748)
Share-based compensation expense	—	—	8,450	—	—	—	—	—	8,450
Derivative financial instruments, net of tax	—	—	—	—	—	2,599	—	—	2,599
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(1,274)	—	—	(1,274)
Distributions to noncontrolling interests, net	—	—	—	(4,846)	—	—	—	—	(4,846)
Ending balance at May 1, 2021	61,935	$1,033	$395,277	$8,776	$2,169,748	$(100,982)	41,365	$(1,523,902)	$949,950

	Thirteen Weeks Ended May 2, 2020
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 1, 2020	62,786	$1,033	$404,983	$12,368	$2,313,745	$(108,886)	40,514	$(1,552,065)	$1,071,178
Net income (loss)	—	—	—	117	(244,148)	—	—	—	(244,031)
Purchase of Common Stock	(1,397)	—	—	—	—	—	1,397	(15,172)	(15,172)
Dividends ($0.20 per share)	—	—	—	—	(12,556)	—	—	—	(12,556)
Share-based compensation issuances and exercises	895	—	(20,241)	—	(34,675)	—	(895)	49,593	(5,323)
Share-based compensation expense	—	—	5,162	—	—	—	—	—	5,162
Derivative financial instruments, net of tax	—	—	—	—	—	8,865	—	—	8,865
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(5,399)	—	—	(5,399)
Distributions to noncontrolling interests, net	—	—	—	(4,658)	—	—	—	—	(4,658)
Ending balance at May 2, 2020	62,284	$1,033	$389,904	$7,827	$2,022,366	$(105,420)	41,016	$(1,517,644)	$798,066

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Cash Flows
(Thousands)
(Unaudited)

	Thirteen Weeks Ended
		As Restated
	May 1, 2021	May 2, 2020
Operating activities
Net income (loss)	$42,706	$(244,031)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	37,856	44,037
Asset impairment	2,664	42,928
Loss on disposal	189	6,283
Provision for deferred income taxes	4,231	23,353
Share-based compensation	8,450	5,162
Changes in assets and liabilities:
Inventories	15,186	6,320
Accounts payable and accrued expenses	(133,506)	(72,533)
Operating lease right-of-use assets and liabilities	(76,379)	20,029
Income taxes	1,751	(3,982)
Other assets	(34,162)	32,213
Other liabilities	(336)	(555)
Net cash used for operating activities	(131,350)	(140,776)
Investing activities
Purchases of property and equipment	(14,404)	(46,990)
Withdrawal of funds from Rabbi Trust assets	—	50,000
Net cash (used for) provided by investing activities	(14,404)	3,010
Financing activities
Proceeds from borrowings under the senior secured asset-based revolving credit facility	—	210,000
Payment of debt issuance or modification costs and fees	(1,490)	—
Purchases of Common Stock	(35,249)	(15,172)
Dividends paid	—	(12,556)
Other financing activities	(16,452)	(10,604)
Net cash (used for) provided by financing activities	(53,191)	171,668
Effect of foreign currency exchange rates on cash	(1,021)	(3,891)
Net (decrease) increase in cash and equivalents, and restricted cash and equivalents	(199,966)	30,011
Cash and equivalents, and restricted cash and equivalents, beginning of period	1,124,157	692,264
Cash and equivalents, and restricted cash and equivalents, end of period	$924,191	$722,275
Supplemental information related to non-cash activities
Purchases of property and equipment not yet paid at end of period	$22,597	$46,174
Operating lease right-of-use assets additions, net of terminations, impairments and other reductions	$4,856	$35,182
Supplemental information related to cash activities
Cash paid for interest	$676	$4,387
Cash paid for income taxes	$1,848	$3,714
Cash received from income tax refunds	$235	$568
Cash paid for amounts included in measurement of operating lease liabilities, net of abatements	$145,052	$66,510

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.
Index for Notes to Condensed Consolidated Financial Statements (Unaudited)

Abercrombie & Fitch Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. NATURE OF BUSINESS

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a global, digitally-led omnichannel retailer. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids, which are sold primarily through its digital channels and Company-owned stores, as well as through various third-party arrangements. As of May 1, 2021, the Company’s two brand-based operating segments were Hollister, which includes the Company’s Hollister and Gilly Hicks brands, and Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. On May 20, 2021, the Company launched its newest brand, Social Tourist. These five brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style. The Company operates primarily in North America, Europe and Asia.

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

Interim financial statements

The Condensed Consolidated Financial Statements as of May 1, 2021, and for the thirteen week periods ended May 1, 2021 and May 2, 2020, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2020 filed with the SEC on March 29, 2021. The January 30, 2021 consolidated balance sheet data, included herein, was derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2021.

Use of estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved with estimates, actual results may differ. The extent to which the current outbreak of coronavirus disease (“COVID-19”)

continues to impact the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the duration and spread of COVID-19 and the emergence of new variants of the coronavirus, the availability and acceptance of effective vaccines or medical treatments, the impact of COVID-19 on the length or frequency of store closures, and the extent to which COVID-19 will impact worldwide macroeconomic conditions including interest rates, the speed of the economic recovery, and governmental, business and consumer reactions to the pandemic. The Company’s assessment of these, as well as other factors, could impact management's estimates and result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Recent accounting pronouncements

The Company reviews recent accounting pronouncements on a quarterly basis and has excluded discussion of those not applicable to the Company and those that did not have, or are not expected to have, a material impact on the Company’s consolidated financial statements.

Restatement of previously issued financial information

As previously disclosed within “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of the Company’s Fiscal 2020 Form 10-K, a classification error was identified within the Company’s Condensed Consolidated Statements of Cash Flows in the Condensed Consolidated Financial Statements as of and for the periods ended May 2, 2020, August 1, 2020, and October 31, 2020, related to the presentation of the withdrawal of excess funds from the Company’s Rabbi Trust that occurred during the fiscal quarter ended May 2, 2020. This withdrawal of $50.0 million was originally presented incorrectly as a cash inflow from operating activities, rather than as a cash inflow from investing activities. The effects of the classification error on the Condensed Consolidated Statement of Cash Flows were disclosed in “Note 21. Correction of Error in Previously Reported Interim Financial Statements (Unaudited)” of the Notes to Consolidated Financial Statements included within “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of the Company’s Fiscal 2020 Form 10-K. The effects of the classification error on the Condensed Consolidated Statements of Cash Flow for the thirteen weeks ended May 2, 2020 is shown in the table below.

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

The Company’s Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 2, 2020 included within this Quarterly Report on Form 10-Q has been restated to reflect the correction of this error.

Condensed Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

(in thousands)	Location	May 1, 2021	January 30, 2021	May 2, 2020	February 1, 2020
Cash and equivalents	Cash and equivalents	$909,008	$1,104,862	$703,989	$671,267
Long-term restricted cash and equivalents	Other assets	14,712	14,814	18,286	18,696
Short-term restricted cash and equivalents	Other current assets	471	4,481	—	2,301
Cash and equivalents and restricted cash and equivalents		$924,191	$1,124,157	$722,275	$692,264

3. IMPACT OF COVID-19

In March 2020, the COVID-19 outbreak was declared to be a global pandemic by the World Health Organization. In response to COVID-19, certain governments imposed travel restrictions and local statutory quarantines and the Company experienced widespread temporary store closures. The Company has seen, and may continue to see, material adverse impacts as a result of COVID-19. The extent of future impacts of COVID-19 on the Company’s business, including the duration and impact on overall customer demand, are uncertain as current circumstances are dynamic and depend on future developments.

During the thirteen weeks ended May 2, 2020, the Company experienced a material adverse impact to net sales across brands and regions as a result of widespread temporary store closures in response to COVID-19, which was not offset by year-over-year digital sales growth. During the thirteen weeks ended May 1, 2021, the vast majority of Company-operated stores were fully open for in-store service, but temporary store closures remained in the EMEA region. During periods of temporary store closures, reductions in revenue were not offset by proportional decreases in expense, as the Company continued to incur store occupancy costs such as operating lease costs, net of rent abatements agreed upon during the period, depreciation expense, and certain other costs such as compensation, net of government payroll relief, and administrative expenses resulting in a negative effect on the relationship between the Company’s costs and revenues.

During the thirteen weeks ended May 2, 2020, the Company recognized $14.8 million of charges to reduce the carrying value of inventory, primarily as a result of COVID-19 and the temporary closure of the Company’s stores, in cost of sales, exclusive of depreciation and amortization on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

During the thirteen weeks ended May 1, 2021 and May 2, 2020, the Company suspended rent payments for a number of stores that were closed, and continues to engage with its landlords to find a mutually beneficial and agreeable path forward. The Company obtained rent abatements of $7.8 million of during the thirteen weeks ended May 1, 2021 and recognized $7.7 million of benefits related to these abatements within variable lease cost during the period. Rent abatements obtained during the thirteen weeks ended May 2, 2020 were not significant. As of May 1, 2021 and January 30, 2021, the Company had $26.1 million and $24.2 million, respectively, related to suspended payments classified within accrued expenses on the Condensed Consolidated Balance Sheets.

During the thirteen weeks ended May 1, 2021 and May 2, 2020, the Company recognized qualified payroll-related credits reducing payroll expenses by approximately $4.2 million and $8.8 million, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). There are also instances where governments have provided wage subsidies through direct payments to the Company’s associates. In these instances, no benefits are recognized on the Consolidated Statements of Operations and Comprehensive (Loss) Income, but the Company does see a reduction in expense incurred. The Company also intends to continue to defer qualified payroll and other tax payments as permitted by regional legislation.

During the thirteen weeks ended May 2, 2020, the Company recognized significant asset impairment charges related to the Company’s operating lease right-of-use assets and property and equipment of $42.9 million, which were principally the result of the impact of COVID-19 on store cash flows. Refer to Note 9, “ASSET IMPAIRMENT,” for additional information.

The Company has also experienced other material impacts as a result of COVID-19, such as deferred tax valuation allowances and other tax charges. Refer to Note 10, “INCOME TAXES,” for additional information.

In March 2020, in an effort to improve the Company’s near-term cash position as a precautionary measure in response to COVID-19, the Company borrowed $210.0 million under its senior secured asset-based revolving credit facility (the “ABL Facility”) and withdrew the majority of excess funds from the overfunded Rabbi Trust assets, providing the Company with $50.0 million of additional cash. In July 2020, the Company took additional actions to preserve liquidity in light of the continued global uncertainty presented by COVID-19, and completed a private offering of $350.0 million aggregate principal amount of senior secured notes (the “Senior Secured Notes”). The Company used the net proceeds of such offering to repay all outstanding borrowings under the Company’s term loan facility (the “Term Loan Facility”), to repay a portion of the outstanding borrowings under the ABL Facility and to pay fees and expenses in connection with such repayments and the offering.

4. REVENUE RECOGNITION

Disaggregation of revenue

All revenues are recognized in net sales in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For information regarding the disaggregation of revenue, refer to Note 15, “SEGMENT REPORTING.”

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of May 1, 2021, January 30, 2021, May 2, 2020 and February 1, 2020:

(in thousands)	May 1, 2021	January 30, 2021	May 2, 2020	February 1, 2020
Gift card liability	$27,919	$28,561	$24,671	$28,844
Loyalty program liability	$19,991	$20,426	$18,814	$23,051

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for the thirteen weeks ended May 1, 2021 and May 2, 2020:

	Thirteen Weeks Ended
(in thousands)	May 1, 2021	May 2, 2020
Revenue associated with gift card redemptions and gift card breakage	$16,156	$11,009
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	$9,553	$5,709

5. NET INCOME (LOSS) PER SHARE

Net income (loss) per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of Class A Common Stock (“Common Stock”). Additional information pertaining to net income (loss) per share attributable to A&F follows:

	Thirteen Weeks Ended
(in thousands)	May 1, 2021	May 2, 2020
Shares of Common Stock issued	103,300	103,300
Weighted-average treasury shares	(40,920)	(40,759)
Weighted-average — basic shares	62,380	62,541
Dilutive effect of share-based compensation awards	2,925	—
Weighted-average — diluted shares	65,305	62,541
Anti-dilutive shares (1)	1,425	2,195
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

The three levels of the hierarchy and the distribution of the Company’s assets and liabilities that were measured at fair value on a recurring basis, as of May 1, 2021 and January 30, 2021 were as follows:

	Assets at Fair Value as of May 1, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$124,293	$11,586	$—	$135,879
Derivative instruments (2)	—	906	—	906
Rabbi Trust assets (3)	1	61,162	—	61,163
Restricted cash equivalents (4)	5,843	4,814	—	10,657
Total assets	$130,137	$78,468	$—	$208,605

Liabilities:
Derivative instruments (2)	$—	$2,518	$—	$2,518
Total liabilities	$—	$2,518	$—	$2,518

	Assets and Liabilities at Fair Value as of January 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$296,279	$11,589	$—	$307,868
Derivative instruments (2)	—	79	—	79
Rabbi Trust assets (3)	1	60,789	—	60,790
Restricted cash equivalents (4)	2,943	7,775	—	10,718
Total assets	$299,223	$80,232	$—	$379,455

Liabilities:
Derivative instruments (2)	$—	$4,694	$—	$4,694
Total liabilities	$—	$4,694	$—	$4,694

(1)    Level 1 assets consisted of investments in money market funds. Level 2 assets consist of time deposits.
(2)    Level 2 assets and liabilities consisted primarily of foreign currency exchange forward contracts.
(3)    Level 1 assets consisted of investments in money market funds. Level 2 assets consist of trust-owned life insurance policies.
(4)    Level 1 assets consisted of investments in money market funds. Level 2 assets consist of time deposits.

The Company’s Level 2 assets and liabilities consisted of:
•Time deposits, which were valued at cost approximating fair value due to the short-term nature of these investments;
•Trust-owned life insurance policies which were valued using the cash surrender value of the life insurance policies; and
•Derivative instruments, primarily foreign currency exchange forward contracts, which were valued using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

Fair value of long-term borrowings

The Company’s borrowings under the Senior Secured Notes are carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. The carrying amount and fair value of the Company’s long-term gross borrowings were as follows:

(in thousands)	May 1, 2021	January 30, 2021
Gross borrowings outstanding, carrying amount	$350,000	$350,000
Gross borrowings outstanding, fair value	$388,063	$389,813

7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

(in thousands)	May 1, 2021	January 30, 2021
Property and equipment, at cost	$2,478,888	$2,488,957
Less: Accumulated depreciation and amortization	(1,945,115)	(1,938,370)
Property and equipment, net	$533,773	$550,587

Refer to Note 9, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during the thirteen weeks ended May 1, 2021 and May 2, 2020.

8. LEASES

The Company is a party to leases related to its Company-operated retail stores as well as for certain of its distribution centers, office space, information technology and equipment.

The following table provides a summary of the Company’s operating lease costs for the thirteen weeks ended May 1, 2021 and May 2, 2020:

	Thirteen Weeks Ended
(in thousands)	May 1, 2021	May 2, 2020
Single lease cost (1)	$69,752	$93,492
Variable lease cost (2)	23,166	27,901
Operating lease right-of-use asset impairment (3)	2,464	35,008
Sublease income (4)	(1,093)	—
Total operating lease cost	$94,289	$156,401
(1)Included amortization and interest expense associated with operating lease right-of-use assets and the impact from remeasurement of operating lease liabilities.
(2)Included variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs, as well as the benefit of $7.7 million of rent abatements in Fiscal 2021 related to the effects of the COVID-19 pandemic that resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract.
(3)Refer to Note 9, “ASSET IMPAIRMENT,” for details related to operating lease right-of-use asset impairment charges.
(4)The terms of the sublease agreement entered into by the Company during Fiscal 2020 related to one of its previous flagship store locations have not changed materially from that disclosed in Note 8, “LEASES,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2020. Sublease income is recognized in other operating (income) loss, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

During the thirteen weeks ended May 1, 2021 and May 2, 2020, the Company suspended rent payments for a number of stores that were closed as a result of COVID-19, and has been successful in obtaining certain rent abatements and landlord concessions of rent payable. Refer to Note 3. “IMPACT OF COVID-19”, for additional details.

As of May 1, 2021, the Company had minimum commitments related to additional operating lease contracts the terms of which have not yet commenced, primarily for its Company-operated retail stores, of approximately $4.5 million.

9. ASSET IMPAIRMENT

Asset impairment charges for the thirteen weeks ended May 1, 2021 and May 2, 2020 were as follows:

	Thirteen Weeks Ended
(in thousands)	May 1, 2021	May 2, 2020
Operating lease right-of-use asset impairment	$2,464	$35,008
Property and equipment asset impairment	200	7,920
Total asset impairment	$2,664	$42,928

Asset impairment charges for the thirteen weeks ended May 1, 2021 related to certain of the Company’s stores across brands, geographies and store formats. The impairment charges for the thirteen weeks ended May 1, 2021 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $6.3 million, including $5.7 million related to operating lease right-of-use assets.

Asset impairment charges for the thirteen weeks ended May 2, 2020 were principally the result of the impact of COVID-19 and were related to certain of the Company’s stores across brands, geographies and store formats. The impairment charges for the thirteen weeks ended May 2, 2020 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $127.9 million, including $118.8 million related to operating lease right-of-use assets.

10. INCOME TAXES

The quarterly provision for income taxes is based on the current estimate of the annual effective income tax rate and the tax effect of discrete items occurring during the quarter. The Company’s quarterly provision and the estimate of the annual effective tax rate are subject to significant variation due to several factors. These factors include variability in the pre-tax jurisdictional mix of earnings, changes in how the Company does business including entering into new businesses or geographies, changes in foreign currency exchange rates, changes in laws, regulations, interpretations and administrative practices, relative changes in expenses or losses for which tax benefits are not recognized and the impact of discrete items. In addition, jurisdictions where the Company anticipates an ordinary loss for the fiscal year for which the Company does not anticipate future benefits are excluded from the overall computation of estimated annual effective tax rate and no tax benefits are recognized in the period related to losses in such jurisdictions. The impact of these items on the effective tax rate will be greater at lower levels of pre-tax earnings.

Impact of valuation allowances and other tax charges

During the thirteen weeks ended May 1, 2021, the Company recognized $3.1 million of tax benefits due to the utilization of deferred tax assets against projected pre-tax income for the full fiscal year in the U.S., based on information available, on which a valuation allowance had previously been established.

During the thirteen weeks ended May 2, 2020, the Company recognized $90.9 million of tax charges, ultimately giving rise to income tax expense on a consolidated pre-tax year-to-date loss. Further details regarding these adverse tax impacts are as follows:
•The Company anticipated pre-tax losses for the full fiscal year in certain jurisdictions, based on information then available, primarily due to the significant adverse impacts of COVID-19. The Company did not recognize income tax benefits on $212.0 million of pre-tax losses during the thirteen weeks ended May 2, 2020, resulting in an adverse tax impact of $56.6 million.
•The Company recognized charges of $34.3 million related to the establishment of valuation allowances and other tax charges in certain jurisdictions during the thirteen weeks ended May 2, 2020, principally as a result of the significant adverse impacts of COVID–19. These charges related to valuation allowances recognized by the Company of $10.5 million and $6.0 million related to the U.S. and Germany, respectively, as well as valuation allowances and other tax charges in certain other jurisdictions against underlying tax asset balances that existed as of February 1, 2020. The Company also recognized valuation allowances of $78.9 million related to Switzerland with a U.S. branch equally offsetting amount, which in net, did not have an impact on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). Changes in assumptions may occur based on new information that becomes available resulting in adjustments in the period in which a determination is made.

The Company continues to review the need for valuation allowances on a quarterly basis. For deferred tax items, primarily occurring in the United States, that are projected to be utilized in the current year against projected income, the corresponding valuation allowance is expected to be released which has reduced the estimated annual effective tax rate. It is reasonably possible, if business conditions continue to improve, that there could be material adjustments over the next 12 months to the total amount of valuation allowances as circumstances may be such that sufficient evidence would exist to indicate that additional deferred taxes currently subject to a valuation allowance are more likely than not to be utilized. It is reasonably possible that sufficient evidence to release certain valuation allowances, primarily in the United States, could exist in Fiscal 2021, however, there is no guarantee that such evidence will exist or that deferred taxes will be utilized.

Share-based compensation

Refer to Note 12, “SHARE-BASED COMPENSATION,” for details on income tax benefits and charges related to share-based compensation awards during the thirteen weeks ended May 1, 2021 and May 2, 2020.

11. BORROWINGS

Details on the Company’s long-term borrowings, net, as of May 1, 2021 and January 30, 2021 are as follows:

(in thousands)	May 1, 2021	January 30, 2021
Long-term portion of borrowings, gross at carrying amount	$350,000	$350,000
Unamortized fees	(5,722)	(6,090)
Long-term borrowings, net	$344,278	$343,910

Senior Secured Notes

On July 2, 2020, Abercrombie & Fitch Management Co. (“A&F Management”), a wholly-owned indirect subsidiary of A&F, completed the private offering of the Senior Secured Notes, with $350.0 million aggregate principal amount due in 2025, at an offering price of 100% of the principal amount thereof and bearing interest at a rate of 8.75% per annum, with semi-annual interest payments which began in January 2021. The Senior Secured Notes were issued pursuant to an indenture, dated as of July 2, 2020, by and among A&F Management, A&F and certain of A&F’s wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, as trustee, and as collateral agent.

The terms of the Senior Secured Notes have not changed materially from those disclosed in Note 13, “BORROWINGS,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2020.

ABL Facility

On April 29, 2021, Abercrombie & Fitch Management Co. (“A&F Management”), a wholly-owned subsidiary of Abercrombie & Fitch Co. (the “Company”), in A&F Management’s capacity as the lead borrower, and the other borrowers and guarantors party thereto, amended and restated in its entirety the Credit Agreement, dated as of August 7, 2014, as amended on September 10, 2015 and as further amended on October 19, 2017 (as amended and restated, the “Amended and Restated Credit Agreement”), among A&F Management, the other borrowers and guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent for the lenders, and the other parties thereto.

The Amended and Restated Credit Agreement continues to provide for a senior secured revolving credit facility of up to $400.0 million (the “ABL Facility”), and (i) extends the maturity date of the ABL Facility from October 19, 2022 to April 29, 2026; and (ii) modifies the required fee on undrawn commitments under the ABL Facility from 0.25% per annum to either 0.25% or 0.375% per annum (with the ultimate amount dependent on the conditions detailed in the Amended and Restated Credit Agreement).

Except for these changes, the terms of the ABL Facility remained substantially unchanged from those disclosed in Note 13, “BORROWINGS,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2020.

The Company did not have any borrowings outstanding under the ABL Facility as of May 1, 2021 or as of January 30, 2021.

As of May 1, 2021, the Company had availability under the ABL Facility of $252.5 million, net of $0.8 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility, borrowing available to the Company under the ABL Facility was $222.5 million as of May 1, 2021.

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

The Senior Secured Notes are guaranteed on a senior secured basis, jointly and severally, by A&F and each of the existing and future wholly-owned domestic restricted subsidiaries of A&F that guarantee or will guarantee A&F Management’s Amended and Restated Credit Agreement or certain future capital markets indebtedness.

Certain of the agreements related to the Senior Secured Notes and ABL Facility also contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance and providing additional guarantees and collateral in certain circumstances.

The Company was in compliance with all debt covenants under these agreements as of May 1, 2021.

12. SHARE-BASED COMPENSATION

Financial statement impact

The following table details share-based compensation expense and the related income tax impacts for the thirteen weeks ended May 1, 2021 and May 2, 2020:

	Thirteen Weeks Ended
(in thousands)	May 1, 2021	May 2, 2020
Share-based compensation expense	$8,450	$5,162
Income tax benefit associated with share-based compensation expense recognized (1)	$298	$—
(1)    No income tax benefit was recognized during the thirteen weeks ended May 2, 2020 due to the establishment of a valuation allowance.

The following table details discrete income tax benefits and charges related to share-based compensation awards during the thirteen weeks ended May 1, 2021 and May 2, 2020:

	Thirteen Weeks Ended
(in thousands)	May 1, 2021	May 2, 2020
Income tax discrete benefits realized for tax deductions related to the issuance of shares (1)	$3,190	$—
Income tax discrete charges realized upon cancellation of stock appreciation rights (1)	(3)	—
Total income tax discrete benefits related to share-based compensation awards	$3,187	$—
(1)    No income tax benefit was recognized during the thirteen weeks ended May 2, 2020 due to the establishment of a valuation allowance.

The following table details the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights for the thirteen weeks ended May 1, 2021 and May 2, 2020:

	Thirteen Weeks Ended
(in thousands)	May 1, 2021	May 2, 2020
Employee tax withheld upon issuance of shares (1)	$11,748	$5,323
(1)    Classified within other financing activities on the Condensed Consolidated Statements of Cash Flows.

Restricted stock units

The following table summarizes activity for restricted stock units for the thirteen weeks ended May 1, 2021:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at January 30, 2021	3,037,098	$11.62	297,216	$22.43	721,879	$21.46
Granted	613,809	31.68	146,580	31.78	73,294	49.81
Adjustments for performance achievement	—	—	(106,715)	21.31	(6,084)	33.69
Vested	(855,914)	12.43	—	—	(100,634)	33.69
Forfeited	(32,474)	11.98	(1,704)	23.05	(10,657)	18.91
Unvested at May 1, 2021 (1)	2,762,519	$15.82	335,377	$26.87	677,798	$22.66
(1)    Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can be achieved at up to 200% of their target vesting amount.

The following table details unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units as of May 1, 2021:

(in thousands)	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost	$39,044	$5,791	$10,662
Remaining weighted-average period cost is expected to be recognized (years)	1.4	1.3	1.1
Additional information pertaining to restricted stock units for the thirteen weeks ended May 1, 2021 and May 2, 2020 follows:

(in thousands)	May 1, 2021	May 2, 2020
Service-based restricted stock units:
Total grant date fair value of awards granted	$19,445	$12,005
Total grant date fair value of awards vested	$10,639	$11,519

Performance-based restricted stock units:
Total grant date fair value of awards granted	$4,658	$—
Total grant date fair value of awards vested	$—	$4,586

Market-based restricted stock units:
Total grant date fair value of awards granted	$3,651	$—
Total grant date fair value of awards vested	$3,390	$4,132

No market-based restricted stock units were granted during the thirteen weeks ended May 2, 2020. The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the thirteen weeks ended May 1, 2021 were as follows:

May 1, 2021
Grant date market price	$31.78
Fair value	$49.81
Assumptions:
Price volatility	66%
Expected term (years)	2.9
Risk-free interest rate	0.3%
Dividend yield	—%
Average volatility of peer companies	72.0%
Average correlation coefficient of peer companies	0.4694

Stock appreciation rights

The following table summarizes stock appreciation rights activity for the thirteen weeks ended May 1, 2021:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (years)
Outstanding at January 30, 2021	384,757	$33.04
Granted	—	—
Exercised	(54,377)	22.13
Forfeited or expired	(34,150)	54.87
Outstanding at May 1, 2021	296,230	$32.53	$2,325,845	3.1
Stock appreciation rights exercisable at May 1, 2021	296,230	$32.53	$2,325,845	3.1
Stock appreciation rights expected to become exercisable in the future as of May 1, 2021	—	$—	$—	0.0

No stock appreciation rights were exercised during the thirteen weeks ended May 2, 2020. Information pertaining to stock appreciation rights exercised during the thirteen weeks ended May 1, 2021 follows:

(in thousands)	May 1, 2021
Total grant date fair value of awards exercised	$427

13. DERIVATIVE INSTRUMENTS

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

As of May 1, 2021, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory sales, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount (1)
Euro	$125,794
British pound	$61,264
Canadian dollar	$17,413
Japanese yen	$3,931
(1)    Amount reported is the U.S. Dollar notional amount outstanding as of May 1, 2021.

The fair value of derivative instruments is valued using quoted market prices of the same or similar instruments, adjusted for counterparty risk. The location and amounts of derivative fair values of foreign currency exchange forward contracts on the Condensed Consolidated Balance Sheets as of May 1, 2021 and January 30, 2021 were as follows:

(in thousands)	Location	May 1, 2021	January 30, 2021	Location	May 1, 2021	January 30, 2021
Derivatives designated as cash flow hedging instruments	Other current assets	$906	$79	Accrued expenses	$2,518	$4,694
Derivatives not designated as hedging instruments	Other current assets	—	—	Accrued expenses	—	—
Total		$906	$79		$2,518	$4,694

Information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for the thirteen weeks ended May 1, 2021 and May 2, 2020 follows:

	Thirteen Weeks Ended
(in thousands)	May 1, 2021	May 2, 2020
Gain recognized in AOCL (1)	$1,144	$12,235
(Loss) gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization (2)	$(1,455)	$3,370
(1)Amount represents the change in fair value of derivative contracts. As a result of COVID-19, there was a significant change in the expected timing of previously hedged intercompany sales transactions, resulting in a dedesignation of the related hedge instruments during the thirteen weeks ended May 2, 2020. At the time of dedesignation of these hedges, they were in a net gain position of approximately $12.6 million. Due to the extenuating circumstances leading to dedesignation, gains associated with these hedges at the time of dedesignation were deferred in AOCL until being reclassified into cost of goods sold, exclusive of depreciation and amortization when the originally forecasted transactions occurred and the hedged items affected earnings. Subsequent to the dedesignation of these hedges, these hedge contracts were settled in Fiscal 2020.
(2)Amount represents (loss) gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the hedged item affects earnings, which is when merchandise is converted to cost of sales, exclusive of depreciation and amortization.

Substantially all of the unrealized gain will be recognized in costs of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the next twelve months.

Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for the thirteen weeks ended May 1, 2021 and May 2, 2020 follows:

	Thirteen Weeks Ended
(in thousands)	May 1, 2021	May 2, 2020
(Loss) gain recognized in other operating (income) loss, net	$(468)	$742

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

For the thirteen weeks ended May 1, 2021, the activity in AOCL was as follows:

	Thirteen Weeks Ended May 1, 2021
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 30, 2021	$(97,772)	$(4,535)	$(102,307)
Other comprehensive (loss) income before reclassifications	(1,274)	1,144	(130)
Reclassified loss from accumulated other comprehensive loss (1)	—	1,455	1,455
Other comprehensive (loss) income after reclassifications (2)	(1,274)	2,599	1,325
Ending balance at May 1, 2021	$(99,046)	$(1,936)	$(100,982)

(1)    Amount represents loss reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(2)    No income tax benefit was recognized during the period due to the establishment of a valuation allowance in Fiscal 2020.

For the thirteen weeks ended May 2, 2020, the activity in AOCL was as follows:

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
(2)    No income tax benefit was recognized during the period due to the establishment of a valuation allowance.

15. SEGMENT REPORTING

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

The Company’s net sales by operating segment for the thirteen weeks ended May 1, 2021 and May 2, 2020 were as follows:

	Thirteen Weeks Ended
(in thousands)	May 1, 2021	May 2, 2020
Hollister	$442,408	$273,012
Abercrombie	338,997	212,347
Total	$781,405	$485,359

Net sales by geographic area are presented by attributing revenues to an individual country on the basis of the country in which the merchandise was sold for in-store purchases and on the basis of the shipping location provided by customers for digital orders. The Company’s net sales by geographic area for the thirteen weeks ended May 1, 2021 and May 2, 2020 were as follows:

	Thirteen Weeks Ended
(in thousands)	May 1, 2021	May 2, 2020
U.S.	$553,846	$322,862
EMEA	159,002	112,654
APAC	46,046	32,335
Other	22,511	17,508
International	$227,559	$162,497
Total	$781,405	$485,359

16. FLAGSHIP STORE EXIT BENEFITS

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

The Company recognizes impacts related to the exit of its flagship stores in flagship store exit benefits on the Consolidated Statements of Operations and Comprehensive Income (Loss). Details of the (benefits) charges incurred during the thirteen weeks ended May 1, 2021 and May 2, 2020 related to this initiative follow:

	Thirteen Weeks Ended
(in thousands)	May 1, 2021	May 2, 2020
Operating lease cost	(841)	—
Asset disposals and other store-closure costs (1)	(514)	—
Employee severance and other employee transition costs	255	(543)
Total flagship store exit benefits	$(1,100)	$(543)
(1)    Amounts represent costs incurred or benefits associated with returning the store to its original condition, including updated estimates to previously established accruals for asset retirement obligations and costs to remove inventory and store assets.

During the thirteen weeks ended May 1, 2021, the Company finalized an agreement with and paid its landlord partner to settle all remaining obligations related to the SoHo Hollister flagship store in New York City, which closed during the second quarter of Fiscal 2019. Prior to this new agreement, the Company was required to make payments in aggregate of $80.1 million pursuant to the lease agreements through the fiscal year ending January 30, 2029 (“Fiscal 2028”). The new agreement resulted in an acceleration of payments and provided for a discount resulting in a reduction of operating lease liabilities of $65.0 million and a cash outflow of $63.8 million to settle all remaining obligations related to this location. This cash outflow was classified within operating lease right-of-use assets and liabilities on the Condensed Consolidated Statement of Cash Flows during the thirteen weeks ended May 1, 2021. The Company recognized a gain of $0.9 million in flagship store exit benefits on the Consolidated Statement of Operations and Comprehensive Income (Loss) related to this transaction.

In addition, during Fiscal 2020, the Company announced the early exit of four European Abercrombie & Fitch flagship locations, Three of the leases were transferred through assignment while the fourth lease has been subleased to a new tenant. The Company no longer has lease obligations for the three transfers and is scheduled to receive payments to fully offset its lease obligations on the sublease. Refer to Note 8, “ LEASES,” for additional information on the sublease arrangement.

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

•Current Trends and Outlook. This section provides a discussion related to certain of the Company’s focus areas for the upcoming fiscal year and discussion of certain risks and challenges, such as COVID-19, as well as a summary of the Company’s performance for the thirteen weeks ended May 1, 2021 and May 2, 2020.

•Results of Operations. This section provides an analysis of certain components of the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended May 1, 2021 and May 2, 2020.

•Liquidity and Capital Resources. This section provides a discussion of the Company’s expected primary sources and uses of cash, financial condition and liquidity as of May 1, 2021, which includes (i) an analysis of financial condition as compared to January 30, 2021; (ii) an analysis of changes in cash flows for the thirteen weeks ended May 1, 2021 as compared to the thirteen weeks ended May 2, 2020; and (iii) an analysis of liquidity, including discussion related to the Company’s Senior Secured Notes and ABL Facility, the Company’s share repurchase and dividend programs, and outstanding debt and covenant compliance.

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

The following risks, categorized by the primary nature of the associated risk, including the disclosures in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2020 in some cases have affected and in the future could affect the Company’s financial performance and cause actual results for Fiscal 2021 and beyond to differ materially from those expressed or implied in any of the forward-looking statements included in this Quarterly Report on Form 10-Q or otherwise made by management. The following risks, or a combination of risks, may be exacerbated by COVID-19 and could result in adverse impacts on the Company’s business, results of operations, financial condition and cash flows.

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

OVERVIEW

Business summary

The Company is a global, digitally-led omnichannel retailer. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids, which are sold primarily through its digital channels and Company-owned stores, as well as through various third-party arrangements. As of May 1, 2021, the Company’s two brand-based operating segments were Hollister, which includes the Company’s Hollister and Gilly Hicks brands, and Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. On May 20, 2021, the Company launched its newest brand, Social Tourist. These five brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style. The Company operates primarily in North America, Europe and Asia.

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

CURRENT TRENDS AND OUTLOOK

Focus areas for Fiscal 2021

The Company remains committed to, and confident in, its long-term vision of becoming a digitally-led global omnichannel apparel retailer and continues to evaluate opportunities to make progress against initiatives that support this vision.

The Company entered Fiscal 2021 on the offense, and has made progress towards recouping COVID-19 driven sales losses. Reflecting ongoing global uncertainty, the Company plans to continue to conservatively manage inventories, optimize its distribution center capacity for digital demand and tightly manage expenses while maintaining flexibility to make strategic investments in the business.

The following focus areas for Fiscal 2021 serve as a framework to the Company achieving its long-term vision of becoming a digitally-led global omnichannel apparel retailer and achieving sustainable long-term operating margin expansion:
•Accelerate digital, data and technology investments to increase agility and improve the customer experience;
•Increase marketing investments to build on momentum across brands and geographies;
•Invest in Gilly Hicks and the Company’s newest brand, Social Tourist, which launched on May 20, 2021;
•Optimize store square footage, while being opportunistic in global store expansion; and
•Integrate environmental, social and governance practices and standards throughout the organization.

Global Store Network Optimization

As part of its ongoing global store network optimization initiative and stated goal of repositioning from larger format, tourist-dependent flagship locations to smaller, omni-enabled stores that cater to local customers, the Company closed its Abercrombie & Fitch brand Orchard Road, Singapore flagship location during the first quarter of Fiscal 2021. This leaves the Company with six operating flagships at the end of the first quarter of Fiscal 2021, down from seven at the beginning of Fiscal 2021 and 15 at the beginning of Fiscal 2020.

In addition, the Company closed 129 non-flagship locations and eight flagship locations during Fiscal 2020. These actions, combined with ongoing digital sales growth, are expected to continue to transform the Company's operating model and reposition the Company for the future as the Company continues to focus on aligning store square footage with digital penetration. Future closures could be completed through natural lease expirations, while certain other leases include early termination options that can be exercised under specific conditions. The Company may also elect to exit or modify other leases, and could incur charges related to these actions.

Additional details related to store count and gross square footage follow:

	Hollister (1)		Abercrombie (2)		Total Company (3)
	U.S.	International	U.S.	International	U.S.	International	Total
Number of stores:
January 30, 2021	347	150	190	48	537	198	735
New	2	1	—	1	2	2	4
Permanently closed	—	(1)	(6)	(1)	(6)	(2)	(8)
May 1, 2021	349	150	184	48	533	198	731
Gross square footage (in thousands):
May 1, 2021	2,324	1,212	1,275	378	3,599	1,590	5,189
(1)Hollister includes the Company’s Hollister and Gilly Hicks brands. Locations with Gilly Hicks carveouts within Hollister stores are represented as a single store count. Excludes 10 international franchise stores as of May 1, 2021 and nine international franchise stores as of January 30, 2021. Excludes 12 Company-operated temporary stores as of each of May 1, 2021 and January 30, 2021.
(2)Abercrombie includes the Company's Abercrombie & Fitch and abercrombie kids brands. Locations with abercrombie kids carveouts within Abercrombie & Fitch stores are represented as a single store count. Excludes 12 international franchise stores as of May 1, 2021 and 10 international franchise stores as of January 30, 2021. Excludes four and two Company-operated temporary stores as of May 1, 2021 and January 30, 2021, respectively.
(3)This store count excludes one international third-party operated multi-brand outlet store as of each of May 1, 2021 and January 30, 2021.

COVID-19

In March 2020, the COVID-19 outbreak was declared to be a global pandemic by the World Health Organization. The Company continues to navigate COVID-19, including by conforming to local government guidance and monitoring health and safety measures with the well-being of the Company’s customers, associates and business partners remaining a top priority.

In response to COVID-19, certain governments imposed travel restrictions and local statutory quarantines and the Company experienced widespread temporary store closures. As of May 1, 2021, the vast majority of Company-operated stores were fully open for in-store service with temporary store closures primarily in the EMEA region. The Company plans to follow the guidance of local governments to determine when it can reopen closed stores and to evaluate whether further store closures will be necessary.

Total net sales increased approximately 61% for the thirteen weeks ended May 1, 2021 as compared to the thirteen weeks ended May 2, 2020 driven by increased store foot traffic relative to last year which was impacted by widespread temporary store closures due to COVID-19, and year-over-year digital sales growth of approximately 45%.

The Company’s digital operations across brands have continued to serve the Company’s customers during periods of temporary store closures as the Company’s distribution centers implemented enhanced cleaning and social distancing measures in order to remain operational. In response to elevated digital demand during this period, the Company has leaned into its omnichannel capabilities by continuing to offer Purchase-Online-Pickup-in-Store, rolling out curbside pick-up at a majority of U.S. locations, and by utilizing ship-from-store capabilities. Despite the recent strength in digital sales, the Company has historically generated the majority of its annual net sales through stores and there can be no assurance that the current performance in the digital channel will continue.

The Company has seen, and may continue to see, material adverse impacts as a result of COVID-19. The extent of future impacts of COVID-19 on the Company’s business, including the impact on overall customer demand, are uncertain as current circumstances are dynamic and depend on future developments, including, but not limited to, the duration and spread of COVID-19, potential future outbreaks, the emergence of new variants of the coronavirus and the acceptance of effective vaccines or medical treatments.

For a discussion of material risks that have the potential to cause our actual results to differ materially from our expectations, refer to the disclosures under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2020.

Summary of results
A summary of results for the thirteen weeks ended May 1, 2021 and May 2, 2020 follows:

	GAAP		Non-GAAP (1)
(in thousands, except change in net sales, gross profit rate, operating margin and per share amounts)	May 1, 2021	May 2, 2020 (2)	May 1, 2021	May 2, 2020 (2)
Thirteen Weeks Ended
Net sales	$781,405	$485,359
Change in net sales	61.0%	(33.9)%
Gross profit rate	63.4%	54.4%
Operating income (loss)	$57,433	$(209,127)	$60,097	$(166,199)
Operating income (loss) margin	7.3%	(43.1)%	7.7%	(34.2)%
Net income (loss) attributable to A&F	$41,768	$(244,148)	$43,983	$(205,652)
Net income (loss) per diluted share attributable to A&F	$0.64	$(3.90)	$0.67	$(3.29)
(1)    Discussion as to why the Company believes that these non-GAAP financial measures are useful to investors is provided below under “NON-GAAP FINANCIAL MEASURES.”
(2)    Results for Fiscal 2020 reflect significant adverse tax impacts related to valuation allowances on deferred tax assets and other tax charges. Refer to Note 10, “INCOME TAXES.”

Certain components of the Company’s Condensed Consolidated Balance Sheets as of May 1, 2021 and January 30, 2021 were as follows:

(in thousands)	May 1, 2021	January 30, 2021
Cash and equivalents	$909,008	$1,104,862
Gross long-term borrowings outstanding, carrying amount	$350,000	$350,000
Inventories	$388,633	$404,053

Certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirteen week periods ended May 1, 2021 and May 2, 2020 were as follows:

(in thousands)	May 1, 2021	May 2, 2020
Net cash used for operating activities	$(131,350)	$(140,776)
Net cash (used for) provided by investing activities	$(14,404)	$3,010
Net cash (used for) provided by financing activities	$(53,191)	$171,668

RESULTS OF OPERATIONS

The estimated basis point (“BPS”) change disclosed throughout this Results of Operations has been rounded based on the change in the percentage of net sales.

Net sales

The Company’s net sales by operating segment for the thirteen weeks ended May 1, 2021 and May 2, 2020 were as follows:

	Thirteen Weeks Ended
(in thousands)	May 1, 2021	May 2, 2020	$ Change	% Change
Hollister (1)	$442,408	$273,012	$169,396	62%
Abercrombie (2)	338,997	212,347	126,650	60%
Total	$781,405	$485,359	$296,046	61%
(1)    Includes Hollister and Gilly Hicks brands.
(2)    Includes Abercrombie & Fitch and abercrombie kids brands.

Net sales by geographic area are presented by attributing revenues to an individual country on the basis of the country in which the merchandise was sold for in-store purchases and the shipping location provided by customers for digital orders. The Company’s net sales by geographic area for the thirteen weeks ended May 1, 2021 and May 2, 2020 were as follows:

	Thirteen Weeks Ended
(in thousands)	May 1, 2021	May 2, 2020	$ Change	% Change
U.S.	$553,846	$322,862	$230,984	72%
EMEA	159,002	112,654	46,348	41%
APAC	46,046	32,335	13,711	42%
Other	22,511	17,508	5,003	29%
International	$227,559	$162,497	$65,062	40%
Total	$781,405	$485,359	$296,046	61%

For the first quarter of Fiscal 2021, net sales increased 61% as compared to the first quarter of Fiscal 2020, primarily due to an increase in units sold as a result of increased store foot traffic relative to last year, which was impacted by widespread temporary store closures due to COVID-19, and 45% digital sales growth. Average unit retail increased year-over-year, driven by lower promotions and markdowns, with benefits from changes in foreign currency exchange rates of approximately $12 million.

Cost of sales, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	May 1, 2021		May 2, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$286,271	36.6%	$221,214	45.6%	(900)

For the first quarter of Fiscal 2021, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 900 basis points as compared to the first quarter of Fiscal 2020. The year-over-year decline was primarily attributable to increased average unit retail on reduced promotions and markdowns.

Gross profit, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	May 1, 2021		May 2, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Gross profit, exclusive of depreciation and amortization	$495,134	63.4%	$264,145	54.4%	900

Stores and distribution expense

	Thirteen Weeks Ended
	May 1, 2021		May 2, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Stores and distribution expense	$316,608	40.5%	$322,124	66.4%	(2,590)

For the first quarter of Fiscal 2021, stores and distribution expense decreased 2% as compared to the first quarter of Fiscal 2020, primarily driven by a $32 million reduction in store occupancy expense reflecting a decrease in store count and favorable rent negotiations. The decrease in store occupancy expense was partially offset by a $13 million increase in store payroll expense, reflecting the return of certain expenses saved last year from COVID-19 temporary store closures, and a $9 million increase in digital shipping and handling expense reflecting 45% year-over-year digital sales growth.

Marketing, general and administrative expense

	Thirteen Weeks Ended
	May 1, 2021		May 2, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Marketing, general and administrative expense	$120,947	15.5%	$108,257	22.3%	(680)

For the first quarter of Fiscal 2021, marketing, general and administrative expense increased 12% as compared to the first quarter of Fiscal 2020, primarily driven by increased performance-based compensation and digital media spend, partially offset by lower non-customer-facing controllable expenses and in-store marketing costs.

Flagship store exit benefits

	Thirteen Weeks Ended
	May 1, 2021		May 2, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Flagship store exit benefits	$(1,100)	(0.1)%	$(543)	(0.1)%	—

Refer to Note 16, “FLAGSHIP STORE EXIT BENEFITS.”

Asset impairment, exclusive of flagship store exit charges

	Thirteen Weeks Ended
	May 1, 2021		May 2, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Asset impairment, exclusive of flagship store exit charges	$2,664	0.3%	$42,928	8.8%	(850)
Excluded items:
Asset impairment charges (1)	(2,664)	(0.3)%	(42,928)	(8.8)%	850
Adjusted non-GAAP asset impairment, exclusive of flagship store exit charges	$—	0.0%	$—	—%	—
(1)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Refer to Note 9, “ASSET IMPAIRMENT.”

Other operating income (loss), net

	Thirteen Weeks Ended
	May 1, 2021		May 2, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Other operating income (loss), net	$1,418	0.2%	$(506)	(0.1)%	(30)

Operating income (loss)

	Thirteen Weeks Ended
	May 1, 2021		May 2, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Operating income (loss)	$57,433	7.3%	$(209,127)	(43.1)%	5,040
Excluded items:
Asset impairment charges (1)	2,664	0.3%	42,928	8.8%	(850)
Adjusted non-GAAP operating income (loss)	$60,097	7.7%	$(166,199)	(34.2)%	4,190
(1)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Interest expense, net

	Thirteen Weeks Ended
	May 1, 2021		May 2, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Interest expense	$9,143	1.2%	$5,073	1.0%	20
Interest income	(537)	(0.1)%	(1,702)	(0.4)%	30
Interest expense, net	$8,606	1.1%	$3,371	0.7%	40

For the first quarter of Fiscal 2021, interest expense, net increased $5.2 million as compared to the first quarter of Fiscal 2020. The increase in interest expense, net, is primarily driven by higher interest expense in the current year, reflecting higher average borrowings outstanding at a higher interest rate, as well as lower interest income earned on the Company’s investments and cash holdings.

Income tax expense

	Thirteen Weeks Ended
	May 1, 2021		May 2, 2020
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$6,121	12.5%	$31,533	(14.8)%
Excluded items:
Tax effect of pre-tax excluded items (1)	449		4,432
Adjusted non-GAAP income tax expense	$6,570	12.8%	$35,965	(21.2)%
(1)    The tax effect of pre-tax excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis. Refer to “Operating income (loss)” for details of pre-tax excluded items.

Refer to Note 10, “INCOME TAXES.”

Net income (loss) attributable to A&F

	Thirteen Weeks Ended
	May 1, 2021		May 2, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Net income (loss) attributable to A&F	$41,768	5.3%	$(244,148)	(50.3)%	5,560
Excluded items, net of tax (1)	2,215	0.3%	38,496	7.9%	(760)
Adjusted non-GAAP net income (loss) attributable to A&F	$43,983	5.6%	$(205,652)	(42.4)%	4,800
(1)    Excluded items presented above under “Operating income (loss),” and “Income tax expense.”

Net income (loss) per diluted share attributable to A&F

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020	$ Change
Net income (loss) per diluted share attributable to A&F	$0.64	$(3.90)	$4.54
Excluded items, net of tax (1)	$0.03	$0.62	$(0.59)
Adjusted non-GAAP net income (loss) per diluted share attributable to A&F	$0.67	$(3.29)	$3.96
Impact from changes in foreign currency exchange rates	$—	$(0.01)	$0.01
Adjusted non-GAAP net income (loss) per diluted share attributable to A&F on a constant currency basis (2)	$0.67	$(3.30)	$3.97
(1)    Excluded items presented above under “Operating income (loss),” and “Income tax expense.”
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

Over the next twelve months, the Company expects its primary cash requirements to be directed towards prioritizing investments in the business and continuing to fund operating activities, including the acquisition of inventory, and obligations related to compensation, marketing, leases and any lease buyouts or modifications it may exercise, taxes and other operating activities.

The Company evaluates opportunities for investments in the business that are in line with initiatives that position the business for sustainable long-term growth that align with its strategic pillars as described within “ITEM 1. BUSINESS - STRATEGY AND KEY BUSINESS PRIORITIES” of A&F’s Annual Report on Form 10-K for Fiscal 2020, including being opportunistic regarding growth opportunities, such as launching Social Tourist. Examples of potential investment opportunities include, but are not limited to, new store experiences and options to early terminate store leases, investments in its omnichannel initiatives and investments to increase the Company’s capacity to fulfill digital orders. Historically, the Company has utilized free cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as digital and omnichannel investments, information technology, and other projects. For the year-to-date period ended May 1, 2021, the Company used $14.4 million towards capital expenditures. Total capital expenditures for Fiscal 2021 are expected to be approximately $100 million as compared to $101.9 million of capital expenditures in Fiscal 2020.

The Company entered Fiscal 2021 in a strong financial position, with cash and cash equivalents of $1.1 billion and total liquidity of approximately $1.3 billion. This allows the Company to evaluate potential opportunities to strategically deploy excess cash and delever the balance sheet, depending on various factors, such as market and business conditions. In Fiscal 2021, the Company has and continues to focus on such opportunities including, but not limited to, accelerating investments in the business, returning cash to shareholders through share repurchases, and repurchasing outstanding senior secured notes.

Share repurchases and dividends

In order to preserve liquidity and maintain financial flexibility in light of COVID-19, in March 2020, the Company announced that it had temporarily suspended its share repurchase program and in May 2020, the Company announced that it had temporarily suspended its dividend program. Although the dividend program remains suspended, the Company has since resumed share repurchases and may repurchase shares in the future, dependent on various factors, such as market and business conditions, including the Company’s ability to accelerate investments in the business. The Company may in the future review its dividend program to determine, in light of facts and circumstances at that time, whether and when to reinstate.

Historically, the Company has repurchased shares of its Common Stock from time to time, dependent on market and business conditions, with the objectives of offsetting dilution from issuances of Common Stock associated with the exercise of employee stock appreciation rights and the vesting of restricted stock units and returning excess cash to shareholders. Shares may be repurchased in the open market, including pursuant to any trading plans established in accordance with Rule 10b5-1 of the Exchange Act, through privately negotiated transactions or other transactions or by a combination of such methods. Refer to “ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS” of Part II of this Quarterly Report on Form 10-Q for the number of shares remaining available for purchase under the Company’s publicly announced stock repurchase authorization.

Dividends are declared at the discretion of A&F’s Board of Directors. A quarterly dividend, of $0.20 per share outstanding, was declared in February and paid in March for Fiscal 2020. A&F’s Board of Directors reviews and establishes a dividend amount, if any, based on A&F’s financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors, including the potential severity of impacts to the business resulting from COVID-19 and any restrictions under the Company’s agreements related to the Senior Secured Notes and the ABL Facility. There can be no assurance that the Company will pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

Credit facilities and Senior Secured Notes

In July 2020, the Company completed the private offering of the Senior Secured Notes, and received gross proceeds of $350.0 million. The Senior Secured Notes will mature on July 15, 2025 and bear interest at a rate of 8.75% per annum, with semi-annual interest payments which began in January 2021. The Company’s debt related to the Senior Secured Notes is presented on the Condensed Consolidated Balance Sheets, net of the unamortized fees. As of May 1, 2021, the Company had $350.0 million of gross borrowings outstanding under the Senior Secured Notes.

In addition, the ABL Facility provides for a senior secured asset-based revolving credit facility of up to $400 million. As of May 1, 2021, the Company did not have any borrowings outstanding under the ABL Facility. The ABL Facility matures on April 29, 2026.

Details regarding the remaining borrowing capacity under the ABL Facility as of May 1, 2021 are as follows:

(in thousands)	May 1, 2021
Borrowing base	$253,370
Less: Outstanding stand-by letters of credit	(837)
Borrowing capacity	252,533
Less: Minimum excess availability (1)	(30,000)
Borrowing available	$222,533
(1)    The Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility.

Refer to Note 11, “BORROWINGS.”

Income taxes

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S., without incurring additional federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019 are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds could be repatriated without incurring additional tax expense. As of May 1, 2021, $374.9 million of the Company’s $909.0 million of cash and equivalents were held by foreign affiliates. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or pay dividends, if any, to A&F’s stockholders.

Refer to Note 10, “INCOME TAXES.”

Analysis of cash flows

The table below provides certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 1, 2021 and May 2, 2020:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
(in thousands)
Cash and equivalents, and restricted cash and equivalents, beginning of period	$1,124,157	$692,264
Net cash used for operating activities	(131,350)	(140,776)
Net cash (used for) provided by investing activities	(14,404)	3,010
Net cash (used for) provided by financing activities	(53,191)	171,668
Effect of foreign currency exchange rates on cash	(1,021)	(3,891)
Net (decrease) increase in cash and equivalents, and restricted cash and equivalents	(199,966)	30,011
Cash and equivalents, and restricted cash and equivalents, end of period	$924,191	$722,275

Operating activities - During the year-to-date period ended May 1, 2021, the Company recognized higher cash receipts as compared to the year-to-date period ended May 2, 2020 as a result of the 61% year-over-year increase in net sales as the Company experienced widespread temporary store closures in response to COVID-19 during Fiscal 2020.

The Company also took various immediate, aggressive actions during Fiscal 2020 to preserve liquidity and manage cash flows in light of COVID-19 in order to best position the business for key stakeholders, including, but not limited to (i) partnering with merchandise and non-merchandise vendors in regards to payment terms; (ii) tightly managing inventory receipts to align inventory with expected market demand; and (iii) significantly reducing expenses to better align operating costs with sales. The Company also suspended rent payments for a larger proportion of its stores in Fiscal 2020 than it has in Fiscal 2021 related to stores that were closed for a period of time as a result of COVID-19. Certain payment term extensions were temporary and certain previously deferred payments have since been made. There can be no assurance that the Company will be able to maintain extended payment terms or continue to defer payments, which may result in incremental operating cash outflows in future periods.

In addition, during the year-to-date period ended May 1, 2021, the Company finalized an agreement with and paid its landlord partner to settle all remaining obligations related to the SoHo Hollister flagship store in New York City, which closed during the second quarter of Fiscal 2019. Prior to this new agreement, the Company was required to make payments in aggregate of $80.1 million pursuant to the lease agreements through Fiscal 2028. The new agreement resulted in an acceleration of payments and provided for a discount resulting in an operating cash outflow of $63.8 million during the year-to-date period ended May 1, 2021.

Investing activities - During the year-to-date period ended May 1, 2021, net cash outflows for investing activities were used for capital expenditures of $14.4 million as compared to $47.0 million for the year-to-date period ended May 2, 2020. In addition, the year-to-date period ended May 2, 2020, reflects the withdrawal of $50.0 million from the overfunded Rabbi Trust assets, which represented the majority of excess funds, improving the Company’s near-term cash position in light of COVID-19.

Financing activities - During the year-to-date period ended May 2, 2020, in an effort to further improve the Company’s near-term cash position as a precautionary measure in response to COVID-19, the Company borrowed $210.0 million under the ABL Facility. The Company repaid all outstanding borrowings under the ABL Facility in July 2020, using a portion of the net proceeds from the offering of the Senior Secured Notes and cash on hand. In addition, during the year-to-date period ended May 2, 2020, the Company repurchased approximately 1.4 million shares of A&F’s Common Stock with a market value of approximately $15.2 million and paid dividends of $12.6 million, prior to the Company’s decision to temporarily suspend its share repurchase and dividend programs in light of COVID-19. The Company resumed share repurchase activity beginning March 2021 and repurchased approximately 1.1 million shares of A&F’s Common Stock with a market value of approximately $35.2 million during the year-to-date period ended May 1, 2021.

Off-balance sheet arrangements

As of May 1, 2021, the Company did not have any material off-balance sheet arrangements.

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

There have been no material changes during the thirteen weeks ended May 1, 2021 in the contractual obligations as of January 30, 2021, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

RECENT ACCOUNTING PRONOUNCEMENTS

The Company describes its significant accounting policies in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2020. The Company reviews recent accounting pronouncements on a quarterly basis and has excluded discussion of those not applicable to the Company and those that did not have, or are not expected to have, a material impact on the Company’s consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company describes its critical accounting policies and estimates in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” of A&F’s Annual Report on Form 10-K for Fiscal 2020. There have been no significant changes in critical accounting policies and estimates since the end of Fiscal 2020.

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q includes discussion of certain financial measures on both a GAAP and a non-GAAP basis. The Company believes that each of the non-GAAP financial measures presented in this “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” is useful to investors as it provides a meaningful basis to evaluate the Company’s operating performance excluding the effect of certain items that the Company believes do not reflect its future operating outlook, such as certain asset impairment charges related to the Company’s flagship stores and significant impairments primarily attributable to the COVID-19 pandemic, thereby supplementing investors’ understanding of comparability of operations across periods. Management used these non-GAAP financial measures during the periods presented to assess the Company’s performance and to develop expectations for future operating performance. These non-GAAP financial measures should be used as a supplement to, and not as an alternative to, the Company’s GAAP financial results, and may not be calculated in the same manner as similar measures presented by other companies.

Comparable sales

At times, the Company provides comparable sales, defined as the year-over-year percentage change in the aggregate of (1) sales for stores that have been open as the same brand at least one year and whose square footage has not been expanded or reduced by more than 20% within the past year, with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations, and (2) digital sales with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations. Comparable sales exclude revenue other than store and digital sales. Management uses comparable sales to understand the drivers of year-over-year changes in net sales and believes comparable sales is a useful metric as it can assist investors in distinguishing the portion of the Company’s revenue attributable to existing locations from the portion attributable to the opening or closing of stores. The most directly comparable GAAP financial measure is change in net sales. In light of store closures related to COVID-19, the Company has not disclosed comparable sales for Fiscal 2020 or Fiscal 2021.

Excluded items

The following financial measures are disclosed on a GAAP and on an adjusted non-GAAP basis excluding the following items, as applicable:

Financial measures (1)	Excluded items
Asset impairment, exclusive of flagship store exit charges	Asset impairment charges
Operating income (loss)	Asset impairment charges
Income tax expense (2)	Tax effect of pre-tax excluded items
Net income (loss) and net income (loss) per share attributable to A&F (2)	Pre-tax excluded items and the tax effect of pre-tax excluded items
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

A reconciliation of financial metrics on a constant currency basis to GAAP for the thirteen weeks ended May 1, 2021 and May 2, 2020 follows:

(in thousands, except change in net sales, gross profit rate, operating margin and per share data)	Thirteen Weeks Ended
Net sales	May 1, 2021	May 2, 2020	% Change
GAAP	$781,405	$485,359	61%
Impact from changes in foreign currency exchange rates	—	12,273	(4)%
Non-GAAP on a constant currency basis	$781,405	$497,632	57%
Gross profit, exclusive of depreciation and amortization expense	May 1, 2021	May 2, 2020	BPS Change (1)
GAAP	$495,134	$264,145	900
Impact from changes in foreign currency exchange rates	—	7,384	(20)
Non-GAAP on a constant currency basis	$495,134	$271,529	880
Operating income (loss)	May 1, 2021	May 2, 2020	BPS Change (1)
GAAP	$57,433	$(209,127)	5,040
Excluded items (2)	(2,664)	(42,928)	850
Adjusted non-GAAP	$60,097	$(166,199)	4,190
Impact from changes in foreign currency exchange rates	—	(900)	(60)
Adjusted non-GAAP on a constant currency basis	$60,097	$(167,099)	4,130
Net income (loss) per diluted share attributable to A&F	May 1, 2021	May 2, 2020	$ Change
GAAP	$0.64	$(3.90)	$4.54
Excluded items, net of tax (2)	(0.03)	(0.62)	0.59
Adjusted non-GAAP	$0.67	$(3.29)	$3.96
Impact from changes in foreign currency exchange rates	—	(0.01)	0.01
Adjusted non-GAAP on a constant currency basis	$0.67	$(3.30)	$3.97

(1)    The estimated basis point change has been rounded based on the change in the percentage of net sales.
(2)    Excluded items for the thirteen weeks ended May 1, 2021 and May 2, 2020 consisted of pre-tax store asset impairment charges and the tax effect of pre-tax excluded items.

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
The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.4 million and $0.6 million for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively, which are recorded in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Rabbi Trust assets were included in other assets on the Condensed Consolidated Balance Sheets as of May 1, 2021 and January 30, 2021, and are restricted in their use as noted above.

INTEREST RATE RISK

Prior to July 2, 2020, the Company’s exposure to market risk due to changes in interest rates related primarily to the increase or decrease in the amount of interest expense from fluctuations in the LIBO rate, or an alternate base rate associated with the Term Loan Facility and the ABL Facility. On July 2, 2020 the Company issued the Senior Secured Notes due in 2025 with a 8.75% fixed interest rate per annum and repaid all outstanding borrowings under the Term Loan Facility and the ABL Facility, thereby eliminating any then existing cash flow market risk due to changes in interest rates. The Senior Secured Notes are exposed to interest rate risk that is limited to changes in fair value. This analysis for Fiscal 2021 may differ from the actual results due to potential changes in gross borrowings outstanding under the ABL Facility and potential changes in interest rate terms and limitations described within the associated credit agreement.

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

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. Such a hypothetical devaluation would decrease derivative contract fair values by approximately $21.0 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair values would be expected to be largely offset by the net change in fair values of the underlying hedged items. Refer to Note 13, “DERIVATIVE INSTRUMENTS,” for the fair value of any outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of May 1, 2021 and January 30, 2021.

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Executive Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended May 1, 2021. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Executive Vice President and Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were not effective at a reasonable level of assurance as of May 1, 2021, due to the material weakness in A&F’s internal control over financial reporting as described further below.

REMEDIATION EFFORTS TO ADDRESS PREVIOUSLY IDENTIFIED MATERIAL WEAKNESS

As previously disclosed within “ITEM 9A. CONTROLS AND PROCEDURES” of the Company’s Fiscal 2020 Form 10-K, A&F did not design and maintain effective controls over the presentation and disclosure of activities in its Condensed Statements of Cash Flows. Specifically, A&F did not design and maintain controls to research and apply relevant accounting guidance in assessing the appropriate classification of cash flow activities associated with new transaction types. This material weakness resulted in the restatement of the Condensed Consolidated Statement of Cash Flows for the interim periods ended May 2, 2020, August 1, 2020, and October 31, 2020.

As part of A&F’s efforts to remediate the material weakness described above, new procedures have been designed and implemented during A&F’s fiscal quarter ended May 1, 2021 to research and apply relevant accounting guidance regarding the classification of cash flow activities associated with new transaction types and to document A&F management’s conclusions with respect to such analysis. Management believes these procedures will remediate the material weakness during Fiscal 2021 but it will not be considered remediated until the controls related to these procedures operate for a sufficient period to allow for testing to determine the operating effectiveness of the controls.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The remediation activities described above under “Remediation Efforts” are changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended May 1, 2021 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. The Company’s legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes estimated liabilities for the outcome of litigation where losses are deemed probable and the amount of loss, or range of loss, is reasonably estimable. The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates. The Company’s accrued charges for certain legal contingencies are classified within accrued expenses on the Condensed Consolidated Balance Sheets included in “ITEM 1. FINANCIAL STATEMENTS (UNAUDITED),” of Part I of this Quarterly Report on Form 10-Q. Based on currently available information, the Company cannot estimate a range of reasonably possible losses in excess of the accrued charges for legal contingencies. In addition, the Company has not established accruals for certain claims and legal proceedings pending against the Company where it is not possible to reasonably estimate the outcome or potential liability, and the Company cannot estimate a range of reasonably possible losses for these legal matters. Actual liabilities may differ from the amounts recorded, due to uncertainties regarding final settlement agreement negotiations, court approvals and the terms of any approval by the courts, and there can be no assurance that the final resolution of legal matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts.

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

Item 1A. Risk Factors.

The Company’s risk factors as of May 1, 2021 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the first quarter of Fiscal 2021 that were not registered under the Securities Act of 1933, as amended.

The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen weeks ended May 1, 2021:

Period (fiscal month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (3)
January 31, 2021 through February 27, 2021	1,626	$25.92	—	10,000,000
February 28, 2021 through April 3, 2021	1,385,047	$32.62	1,025,515	8,974,485
April 4, 2021 through May 1, 2021	51,991	$34.19	51,700	8,922,785
Total	1,438,664	$32.67	1,077,215	8,922,785
(1)An aggregate of 361,449 shares of A&F’s Common Stock purchased during the thirteen weeks ended May 1, 2021 were withheld for tax payments due upon the vesting of employee restricted stock units and the exercise of employee stock appreciation rights.
(2)On February 19, 2021, A&F’s Board of Directors authorized the repurchase of 10.0 million shares of the Company’s Common Stock, which was announced on March 2, 2021.
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

10.2
Form of Performance Share Award Agreement used to evidence the grant of performance shares to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on or after March 23, 2021.*

10.3
Amended and Restated Credit Agreement, dated as of April 29, 2021, among Abercrombie & Fitch Management Co., as lead borrower, the other borrowers and guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders, a L/C Issuer and Swing Line Lender, Citizens Bank, N.A., as Syndication Agent, Citizens Business Capital, as a L/C Issuer and JP Morgan Chase Bank, N..A., as a L/C Issuer and Documentation Agent.*†

10.4	Summary of Compensation Structure for Non-Associate Directors of Abercrombie & Fitch Co. for Fiscal 2021.*
10.5
Summary of Terms of the Annual Restricted Stock Unit Grants for the Non-Associate Directors of Abercrombie & Fitch Co. under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors in Fiscal 2021.*

31.1
Certifications by Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certifications by Executive Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certifications by Chief Executive Officer (who serves as Principal Executive Officer) and Executive Vice President and Chief Financial Officer (who serves as Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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

*     Filed herewith.
**    Furnished herewith.
† Certain portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K(b)(10)(iv).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abercrombie & Fitch Co.

Date: June 9, 2021	By:	/s/ Scott Lipesky
Scott Lipesky
Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)