Form 10-Q
period 2021-07-31
ABERCROMBIE & FITCH CO /DE/
filed 2021-09-08
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Shares outstanding as of September 3, 2021
$0.01 Par Value	59,082,477

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	$864,850	$698,328	$1,646,255	$1,183,687
Cost of sales, exclusive of depreciation and amortization	301,365	274,720	587,636	495,934
Gross profit	563,485	423,608	1,058,619	687,753
Stores and distribution expense	325,935	310,370	642,543	632,494
Marketing, general and administrative expense	123,913	97,252	244,860	205,509
Flagship store exit benefits	(88)	(3,884)	(1,188)	(4,427)
Asset impairment	786	8,083	3,450	51,011
Other operating income, net	(1,848)	(2,356)	(3,266)	(1,850)
Operating income (loss)	114,787	14,143	172,220	(194,984)
Interest expense, net	11,275	7,098	19,881	10,469
Income (loss) before income taxes	103,512	7,045	152,339	(205,453)
Income tax (benefit) expense	(6,944)	1,253	(823)	32,786
Net income (loss)	110,456	5,792	153,162	(238,239)
Less: Net income attributable to noncontrolling interests	1,956	328	2,894	445
Net income (loss) attributable to A&F	$108,500	$5,464	$150,268	$(238,684)

Net income (loss) per share attributable to A&F
Basic	$1.77	$0.09	$2.43	$(3.82)
Diluted	$1.69	$0.09	$2.32	$(3.82)

Weighted-average shares outstanding
Basic	61,428	62,527	61,914	62,543
Diluted	64,136	63,286	64,803	62,543

Other comprehensive income (loss)
Foreign currency translation, net of tax	$(1,986)	$8,734	$(3,260)	$3,335
Derivative financial instruments, net of tax	2,703	(2,407)	5,302	6,458
Other comprehensive income	717	6,327	2,042	9,793
Comprehensive income (loss)	111,173	12,119	155,204	(228,446)
Less: Comprehensive income attributable to noncontrolling interests	1,956	328	2,894	445
Comprehensive income (loss) attributable to A&F	$109,217	$11,791	$152,310	$(228,891)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.
Condensed Consolidated Balance Sheets
(Thousands, except par value amounts)
(Unaudited)

	July 31, 2021	January 30, 2021
Assets
Current assets:
Cash and equivalents	$921,504	$1,104,862
Receivables	87,151	83,857
Inventories	415,604	404,053
Other current assets	77,392	68,857
Total current assets	1,501,651	1,661,629
Property and equipment, net	532,795	550,587
Operating lease right-of-use assets	791,036	893,989
Other assets	229,911	208,697
Total assets	$3,055,393	$3,314,902
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$289,475	$289,396
Accrued expenses	351,991	396,365
Short-term portion of operating lease liabilities	219,453	248,846
Income taxes payable	26,260	24,792
Total current liabilities	887,179	959,399
Long-term liabilities:
Long-term portion of operating lease liabilities	791,793	957,588
Long-term borrowings, net	303,015	343,910
Other liabilities	106,473	104,693
Total long-term liabilities	1,201,281	1,406,191
Stockholders’ equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	399,891	401,283
Retained earnings	2,275,009	2,149,470
Accumulated other comprehensive loss, net of tax (“AOCL”)	(100,265)	(102,307)
Treasury stock, at average cost: 43,609 and 40,901 shares as of July 31, 2021 and January 30, 2021, respectively	(1,619,102)	(1,512,851)
Total Abercrombie & Fitch Co. stockholders’ equity	956,566	936,628
Noncontrolling interests	10,367	12,684
Total stockholders’ equity	966,933	949,312
Total liabilities and stockholders’ equity	$3,055,393	$3,314,902

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended July 31, 2021
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, May 1, 2021	61,935	$1,033	$395,277	$8,776	$2,169,748	$(100,982)	41,365	$(1,523,902)	$949,950
Net income	—	—	—	1,956	108,500	—	—	—	110,456
Purchase of Common Stock	(2,374)	—	—	—	—	—	2,374	(100,000)	(100,000)
Share-based compensation issuances and exercises	130	—	(1,873)	—	(3,239)	—	(130)	4,800	(312)
Share-based compensation expense	—	—	6,487	—	—	—	—	—	6,487
Derivative financial instruments, net of tax	—	—	—	—	—	2,703	—	—	2,703
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(1,986)	—	—	(1,986)
Distributions to noncontrolling interests, net	—	—	—	(365)	—	—	—	—	(365)
Ending balance at July 31, 2021	59,691	$1,033	$399,891	$10,367	$2,275,009	$(100,265)	43,609	$(1,619,102)	$966,933

	Thirteen Weeks Ended August 1, 2020
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, May 2, 2020	62,284	$1,033	$389,904	$7,827	$2,022,366	$(105,420)	41,016	$(1,517,644)	$798,066
Net income	—	—	—	328	5,464	—	—	—	5,792
Share-based compensation issuances and exercises	81	—	(1,376)	—	(1,919)	—	(81)	3,202	(93)
Share-based compensation expense	—	—	3,744	—	—	—	—	—	3,744
Derivative financial instruments, net of tax	—	—	—	—	—	(2,407)	—	—	(2,407)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	8,734	—	—	8,734
Distributions to noncontrolling interests, net	—	—	—	(226)	—	—	—	—	(226)
Ending balance at August 1, 2020	62,365	$1,033	$392,272	$7,929	$2,025,911	$(99,093)	40,935	$(1,514,442)	$813,610

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Twenty-six Weeks Ended July 31, 2021
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, January 30, 2021	62,399	$1,033	$401,283	$12,684	$2,149,470	$(102,307)	40,901	$(1,512,851)	$949,312
Net income	—	—	—	2,894	150,268	—	—	—	153,162
Purchase of Common Stock	(3,451)	—	—	—	—	—	3,451	(135,249)	(135,249)
Share-based compensation issuances and exercises	743	—	(16,329)	—	(24,729)	—	(743)	28,998	(12,060)
Share-based compensation expense	—	—	14,937	—	—	—	—	—	14,937
Derivative financial instruments, net of tax	—	—	—	—	—	5,302	—	—	5,302
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(3,260)	—	—	(3,260)
Distributions to noncontrolling interests, net	—	—	—	(5,211)	—	—	—	—	(5,211)
Ending balance at July 31, 2021	59,691	$1,033	$399,891	$10,367	$2,275,009	$(100,265)	43,609	$(1,619,102)	$966,933

	Twenty-six Weeks Ended August 1, 2020
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 1, 2020	62,786	$1,033	$404,983	$12,368	$2,313,745	$(108,886)	40,514	$(1,552,065)	$1,071,178
Net income (loss)	—	—	—	445	(238,684)	—	—	—	(238,239)
Purchase of Common Stock	(1,397)	—	—	—	—	—	1,397	(15,172)	(15,172)
Dividends ($0.20 per share)	—	—	—	—	(12,556)	—	—	—	(12,556)
Share-based compensation issuances and exercises	976	—	(21,617)	—	(36,594)	—	(976)	52,795	(5,416)
Share-based compensation expense	—	—	8,906	—	—	—	—	—	8,906
Derivative financial instruments, net of tax	—	—	—	—	—	6,458	—	—	6,458
Foreign currency translation adjustments, net of tax	—	—	—	—	—	3,335	—	—	3,335
Distributions to noncontrolling interests, net	—	—	—	(4,884)	—	—	—	—	(4,884)
Ending balance at August 1, 2020	62,365	$1,033	$392,272	$7,929	$2,025,911	$(99,093)	40,935	$(1,514,442)	$813,610

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Cash Flows
(Thousands)
(Unaudited)

	Twenty-six Weeks Ended
		As Restated
	July 31, 2021	August 1, 2020
Operating activities
Net income (loss)	$153,162	$(238,239)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72,249	82,753
Asset impairment	3,450	51,011
Loss on disposal	2,188	7,617
(Benefit) Provision for deferred income taxes	(21,187)	23,037
Share-based compensation	14,937	8,906
Loss on extinguishment of debt	5,347	—
Changes in assets and liabilities:
Inventories	(11,849)	(18,378)
Accounts payable and accrued expenses	(63,562)	122,004
Operating lease right-of-use assets and liabilities	(93,040)	(20,266)
Income taxes	1,379	(7,379)
Other assets	(11,575)	29,940
Other liabilities	(1,554)	5,227
Net cash provided by operating activities	49,945	46,233
Investing activities
Purchases of property and equipment	(35,269)	(75,621)
Withdrawal of funds from Rabbi Trust assets	—	50,000
Net cash used for investing activities	(35,269)	(25,621)
Financing activities
Proceeds from issuance of senior secured notes	—	350,000
Purchase of senior secured notes	(46,969)	—
Proceeds from borrowings under the senior secured asset-based revolving credit facility	—	210,000
Repayment of borrowings under the term loan facility	—	(233,250)
Repayment of borrowings under the senior secures asset-based revolving credit facility	—	(210,000)
Payment of debt issuance or modification costs and fees	(1,837)	(6,558)
Purchases of Common Stock	(135,249)	(15,172)
Dividends paid	—	(12,556)
Other financing activities	(16,192)	(11,135)
Net cash (used for) provided by financing activities	(200,247)	71,329
Effect of foreign currency exchange rates on cash	(2,547)	1,785
Net (decrease) increase in cash and equivalents, and restricted cash and equivalents	(188,118)	93,726
Cash and equivalents, and restricted cash and equivalents, beginning of period	1,124,157	692,264
Cash and equivalents, and restricted cash and equivalents, end of period	$936,039	$785,990
Supplemental information related to non-cash activities
Purchases of property and equipment not yet paid at end of period	$35,789	$34,865
Operating lease right-of-use assets additions, net of terminations, impairments and other reductions	$17,159	$23,119
Supplemental information related to cash activities
Cash paid for interest	$14,950	$8,127
Cash paid for income taxes	$24,132	$8,460
Cash received from income tax refunds	$570	$1,426
Cash paid for amounts included in measurement of operating lease liabilities, net of abatements	$230,836	$122,128

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.
Index for Notes to Condensed Consolidated Financial Statements (Unaudited)

Abercrombie & Fitch Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. NATURE OF BUSINESS

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a global, digitally-led omnichannel retailer. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids, which are sold primarily through its digital channels and Company-owned stores, as well as through various third-party arrangements. The Company’s two brand-based operating segments are Hollister, which includes the Company’s Hollister, Gilly Hicks and Social Tourist brands, and Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. These five brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style. The Company operates primarily in North America, Europe and Asia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying Condensed Consolidated Financial Statements include historical financial statements of, and transactions applicable to, the Company and reflect its financial position, results of operations and cash flows.

The Company has interests in an Emirati business venture and in a Kuwaiti business venture with Majid al Futtaim Fashion L.L.C. (“MAF”) and in a U.S. business venture with Dixar L.L.C. (“Dixar”), each of which meets the definition of a variable interest entity (“VIE”). The purpose of these business ventures with MAF is to operate stores in the United Arab Emirates and Kuwait and the purpose of the business venture with Dixar is to hold the intellectual property related to the Social Tourist brand. The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the operating results, assets and liabilities of these VIEs, with the noncontrolling interests’ (“NCI”) portions of net income presented as net income attributable to NCI on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and the NCI portion of stockholders equity presented as NCI on the Condensed Consolidated Balance Sheets.

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

Interim financial statements

The Condensed Consolidated Financial Statements as of July 31, 2021, and for the thirteen and twenty-six week periods ended July 31, 2021 and August 1, 2020, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements. Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2020 filed with the SEC on March 29, 2021. The January 30, 2021 consolidated balance sheet data, included herein, was derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2021.

Use of estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved with estimates, actual results may differ. The extent to which the current outbreak of coronavirus disease (“COVID-19”) continues to impact the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the duration and spread of COVID-19 and the emergence of new variants, such as the Delta variant, of the coronavirus, the availability and acceptance of effective vaccines, boosters or medical treatments, the impact of COVID-19 on the length or frequency of store closures, and the extent to which COVID-19 impacts worldwide macroeconomic conditions including interest rates, the speed of the economic recovery, and governmental, business and consumer reactions to the pandemic. The Company’s assessment of these, as well as other factors, could impact management's estimates and result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Recent accounting pronouncements

The Company reviews recent accounting pronouncements on a quarterly basis and has excluded discussion of those not applicable to the Company and those that did not have, or are not expected to have, a material impact on the Company’s consolidated financial statements.

Restatement of previously issued financial information

As previously disclosed within “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Fiscal 2020 Form 10-K, a classification error was identified within the Company’s Condensed Consolidated Statements of Cash Flows in the Condensed Consolidated Financial Statements as of and for the periods ended May 2, 2020, August 1, 2020, and October 31, 2020, related to the presentation of the withdrawal of excess funds from the Company’s Rabbi Trust that occurred during the fiscal quarter ended May 2, 2020. This withdrawal of $50.0 million was originally presented incorrectly as a cash inflow from operating activities, rather than as a cash inflow from investing activities. The effects of the classification error on the Condensed Consolidated Statement of Cash Flows were disclosed in “Note 21. Correction of Error in Previously Reported Interim Financial Statements (Unaudited)” of the Notes to Consolidated Financial Statements included within “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’’s Fiscal 2020 Form 10-K. The effects of the classification error on the Condensed Consolidated Statement of Cash Flow for the twenty-six weeks ended August 1, 2020 is shown in the table below.

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

The Company’s Condensed Consolidated Statement of Cash Flows for the twenty-six weeks ended August 1, 2020 included within this Quarterly Report on Form 10-Q has been restated to reflect the correction of this error.

Condensed Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

(in thousands)	Location	July 31, 2021	January 30, 2021	August 1, 2020	February 1, 2020
Cash and equivalents	Cash and equivalents	$921,504	$1,104,862	$766,721	$671,267
Long-term restricted cash and equivalents	Other assets	14,268	14,814	19,269	18,696
Short-term restricted cash and equivalents	Other current assets	267	4,481	—	2,301
Cash and equivalents and restricted cash and equivalents		$936,039	$1,124,157	$785,990	$692,264

3. IMPACT OF COVID-19

In March 2020, the COVID-19 outbreak was declared to be a global pandemic by the World Health Organization. In response to COVID-19, certain governments imposed travel restrictions and local statutory quarantines and the Company experienced widespread temporary store closures. The Company has seen, and may continue to see, material adverse impacts as a result of COVID-19. The extent of future impacts of COVID-19 on the Company’s business, including the duration and impact on overall customer demand, are uncertain as current circumstances are dynamic and depend on future developments, including, but not limited to, the duration and spread of COVID-19, the emergence of new variants of the coronavirus, such as the Delta variant, and the availability and acceptance of effective vaccines, boosters or medical treatments.

During the thirteen and twenty-six weeks ended August 1, 2020, the Company experienced a material adverse impact to net sales across brands and regions as a result of widespread temporary store closures in response to COVID-19, which was not offset by year-over-year digital sales growth. During the thirteen and twenty-six weeks ended July 31, 2021, the vast majority of Company-operated stores were fully open for in-store service, but temporary store closures remained in the EMEA region during this period. As of July 31, 2021, all of the Company-operated stores were open for in-store service. During periods of temporary store closures, reductions in revenue were not offset by proportional decreases in expense, as the Company continued to incur store occupancy costs such as operating lease costs, net of rent abatements agreed upon during the period, depreciation expense, and certain other costs such as compensation, net of government payroll relief, and administrative expenses resulting in a negative effect on the relationship between the Company’s costs and revenues.

During the thirteen weeks ended May 2, 2020, the Company recognized $14.8 million of charges to reduce the carrying value of inventory, primarily as a result of COVID-19 and the temporary closure of the Company’s stores, in cost of sales, exclusive of depreciation and amortization on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

During the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020, the Company suspended rent payments for a number of stores that were closed, and continues to engage with its landlords to find a mutually beneficial and agreeable path forward. The Company obtained rent abatements of $5.2 million and $13.0 million, respectively, during the thirteen and twenty-six weeks ended July 31, 2021 and recognized all of the benefits related to these abatements within variable lease cost during the applicable periods. Rent abatements obtained during the thirteen and twenty-six weeks ended August 1, 2020 were not significant. As of July 31, 2021 and January 30, 2021, the Company had $22.2 million and $24.2 million, respectively, related to suspended payments classified within accrued expenses on the Condensed Consolidated Balance Sheets.

During the thirteen weeks ended July 31, 2021 and August 1, 2020, the Company recognized qualified payroll-related credits reducing payroll expenses by approximately $0.5 million and $3.1 million, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the twenty-six weeks ended July 31, 2021 and August 1, 2020, the Company recognized qualified payroll-related credits reducing payroll expenses by approximately $4.8 million and $11.8 million, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). There are also instances where governments have provided wage subsidies through direct payments to the Company’s associates. In these instances, no benefits are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss), but the Company does see a reduction in expense incurred. The Company also intends to continue to defer qualified payroll and other tax payments as permitted by regional legislation.

During the thirteen and twenty-six weeks ended August 1, 2020, the Company recognized significant asset impairment charges related to the Company’s operating lease right-of-use assets and property and equipment of $8.1 million and $51.0 million, respectively, which were principally the result of the impact of COVID-19 on store cash flows. Refer to Note 9, “ASSET IMPAIRMENT,” for additional information.

The Company has also experienced other material impacts as a result of COVID-19, such as deferred tax valuation allowances and other tax charges. Refer to Note 10, “INCOME TAXES,” for additional information.

In March 2020, in an effort to improve the Company’s then near-term cash position as a precautionary measure in response to COVID-19, the Company borrowed $210.0 million under its senior secured asset-based revolving credit facility (the “ABL Facility”) and withdrew the majority of excess funds from the overfunded Rabbi Trust assets, providing the Company with $50.0 million of additional cash. In July 2020, the Company took additional actions to preserve liquidity in light of the continued global uncertainty then presented by COVID-19, and completed a private offering of $350.0 million aggregate principal amount of senior secured notes (the “Senior Secured Notes”). The Company used the net proceeds of such offering to repay all outstanding borrowings under the Company’s term loan facility (the “Term Loan Facility”), to repay a portion of the outstanding borrowings under the ABL Facility and to pay fees and expenses in connection with such repayments and the offering.

4. REVENUE RECOGNITION

Disaggregation of revenue

All revenues are recognized in net sales in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For information regarding the disaggregation of revenue, refer to Note 15, “SEGMENT REPORTING.”

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of July 31, 2021, January 30, 2021, August 1, 2020 and February 1, 2020:

(in thousands)	July 31, 2021	January 30, 2021	August 1, 2020	February 1, 2020
Gift card liability	$29,038	$28,561	$22,461	$28,844
Loyalty program liability	$20,962	$20,426	$19,674	$23,051

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Revenue associated with gift card redemptions and gift card breakage	$17,353	$10,066	$33,509	$21,075
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	$9,897	$7,982	$19,450	$13,691

5. NET INCOME (LOSS) PER SHARE

Net income (loss) per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of Class A Common Stock (“Common Stock”). Additional information pertaining to net income (loss) per share attributable to A&F follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Weighted-average treasury shares	(41,872)	(40,773)	(41,386)	(40,757)
Weighted-average — basic shares	61,428	62,527	61,914	62,543
Dilutive effect of share-based compensation awards	2,708	759	2,889	—
Weighted-average — diluted shares	64,136	63,286	64,803	62,543
Anti-dilutive shares (1)	1,194	2,026	1,277	2,123
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

The three levels of the hierarchy and the distribution of the Company’s assets and liabilities that were measured at fair value on a recurring basis, as of July 31, 2021 and January 30, 2021, were as follows:

	Assets and Liabilities at Fair Value as of July 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$131,301	$46,598	$—	$177,899
Derivative instruments (2)	—	1,872	—	1,872
Rabbi Trust assets (3)	1	61,538	—	61,539
Restricted cash equivalents (1)	3,109	4,798	—	7,907
Total assets	$134,411	$114,806	$—	$249,217

Liabilities:
Derivative instruments (2)	$—	$794	$—	$794
Total liabilities	$—	$794	$—	$794

	Assets and Liabilities at Fair Value as of January 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$296,279	$11,589	$—	$307,868
Derivative instruments (2)	—	79	—	79
Rabbi Trust assets (3)	1	60,789	—	60,790
Restricted cash equivalents (1)	2,943	7,775	—	10,718
Total assets	$299,223	$80,232	$—	$379,455

Liabilities:
Derivative instruments (2)	$—	$4,694	$—	$4,694
Total liabilities	$—	$4,694	$—	$4,694

(1)    Level 1 assets consisted of investments in money market funds. Level 2 assets consisted of time deposits.
(2)    Level 2 assets and liabilities consisted primarily of foreign currency exchange forward contracts.
(3)    Level 1 assets consisted of investments in money market funds. Level 2 assets consisted of trust-owned life insurance policies.

The Company’s Level 2 assets and liabilities consisted of:
•Time deposits, which were valued at cost, approximating fair value, due to the short-term nature of these investments;
•Trust-owned life insurance policies, which were valued using the cash surrender value of the life insurance policies; and
•Derivative instruments, primarily foreign currency exchange forward contracts, which were valued using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

Fair value of long-term borrowings

The Company’s borrowings under the Senior Secured Notes are carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. The carrying amount and fair value of the Company’s long-term gross borrowings were as follows:

(in thousands)	July 31, 2021	January 30, 2021
Gross borrowings outstanding, carrying amount	$307,730	$350,000
Gross borrowings outstanding, fair value	$340,811	$389,813

7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

(in thousands)	July 31, 2021	January 30, 2021
Property and equipment, at cost	$2,485,623	$2,488,957
Less: Accumulated depreciation and amortization	(1,952,828)	(1,938,370)
Property and equipment, net	$532,795	$550,587

Refer to Note 9, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020.

8. LEASES

The Company is a party to leases related to its Company-operated retail stores as well as for certain of its distribution centers, office space, information technology and equipment.

The following table provides a summary of the Company’s operating lease costs for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Single lease cost (1)	$70,325	$87,698	$140,077	$181,189
Variable lease cost (2)	19,300	19,433	42,466	47,335
Operating lease right-of-use asset impairment (3)	240	5,410	2,704	40,418
Sublease income (4)	(1,095)	—	(2,188)	—
Total operating lease cost	$88,770	$112,541	$183,059	$268,942
(1)Included amortization and interest expense associated with operating lease right-of-use assets and the impact from remeasurement of operating lease liabilities.
(2)Included variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs, as well as the benefit of $5.2 million and $13.0 million of rent abatements during the thirteen and twenty-six weeks ended July 31, 2021 related to the effects of the COVID-19 pandemic that resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract. Rent abatements obtained during the thirteen and twenty-six weeks ended August 1, 2020 were not significant.
(3)Refer to Note 9, “ASSET IMPAIRMENT,” for details related to operating lease right-of-use asset impairment charges.
(4)The terms of the sublease agreement entered into by the Company with a third party during Fiscal 2020 related to one of its previous flagship store locations have not changed materially from that disclosed in Note 8, “LEASES,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2020. Sublease income is recognized in other operating income (loss), net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

During the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020, the Company suspended rent payments for a number of stores that were closed as a result of COVID-19, and has been successful in obtaining certain rent abatements and landlord concessions of rent payable. Refer to Note 3. “IMPACT OF COVID-19”, for additional details.

As of July 31, 2021, the Company had minimum commitments related to additional operating lease contracts the terms of which have not yet commenced, primarily for its Company-operated retail stores, of approximately $2.5 million.

9. ASSET IMPAIRMENT

Asset impairment charges for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Operating lease right-of-use asset impairment	$240	$5,410	$2,704	$40,418
Property and equipment asset impairment	546	2,673	746	10,593
Total asset impairment	$786	$8,083	$3,450	$51,011

Asset impairment charges for the thirteen and twenty-six weeks ended July 31, 2021 related to certain of the Company’s stores across brands, geographies and store formats. The impairment charges for the twenty-six weeks ended July 31, 2021 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $9.4 million, including $8.8 million related to operating lease right-of-use assets.

Asset impairment charges for the thirteen and twenty-six weeks ended August 1, 2020 were principally the result of the impact of COVID-19 and were related to certain of the Company’s stores across brands, geographies and store formats. The impairment charges for the twenty-six weeks ended August 1, 2020 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $135.5 million, including $124.6 million related to operating lease right-of-use assets.

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

Impact of valuation allowances and other tax charges

During the thirteen weeks ended July 31, 2021, as a result of the improvement seen in business conditions, the Company recognized $23.5 million of discrete tax benefits due to the release of valuation allowances, primarily in the U.S. and Germany, and a discrete tax benefit of $3.9 million due to the impact of a statutory rate change in the U.K on the valuation of deferred tax assets. The Company also recognized $6.7 million of tax benefits related to the utilization of deferred tax assets against projected pre-tax income for the full fiscal year, primarily in the U.S. and Germany, based on information available, on which a valuation allowance had previously been established.

During the twenty-six weeks ended July 31, 2021, as a result of the improvement seen in business conditions, the Company recognized $23.6 million of discrete tax benefits due to the release of valuation allowances, primarily in the U.S. and Germany, and a discrete tax benefit of $3.9 million due to the impact of a statutory rate change in the U.K on the valuation of deferred tax assets. The Company also recognized $10.1 million of tax benefits related to the utilization of deferred tax assets against projected pre-tax income for the full fiscal year, primarily in the U.S. and Germany, based on information available, on which a valuation allowance had previously been established. The Company continues to maintain valuation allowances in certain jurisdictions, principally Japan, Korea, and Switzerland.

During the twenty-six weeks ended August 1, 2020, the Company recognized $84.1 million of tax charges, ultimately giving rise to income tax expense on a consolidated pre-tax year-to-date loss. Further details regarding these adverse tax impacts are as follows:
•The Company anticipated pre-tax losses for the full fiscal year in certain jurisdictions, based on information then available, primarily due to the significant adverse impacts of COVID-19. The Company did not recognize income tax benefits on $204.1 million of pre-tax losses during the twenty-six weeks ended August 1, 2020, resulting in an adverse tax impact of $47.6 million.
•The Company recognized charges of $36.5 million related to the establishment of valuation allowances and other tax charges in certain jurisdictions during the twenty-six weeks ended August 1, 2020, principally as a result of the significant adverse impacts of COVID–19. These charges related to valuation allowances recognized by the Company of $10.6 million and $6.0 million related to the U.S. and Germany, respectively, as well as valuation allowances and other tax charges in certain other jurisdictions against underlying tax asset balances that existed as of February 1, 2020. The Company also recognized valuation allowances of $78.9 million related to Switzerland with a U.S. branch equally offsetting amount, which in net, did not have an impact on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss).

The Company continues to review the need for valuation allowances in certain jurisdictions, principally Japan, Korea and Switzerland, on a quarterly basis. It is reasonably possible, if business conditions continue to improve, that there could be material adjustments over the next 12 months to the total amount of valuation allowances as circumstances may be such that sufficient evidence would exist to indicate that additional deferred taxes currently subject to a valuation allowance are more likely than not to be utilized. Changes in assumptions may occur based on new information that becomes available resulting in adjustments in the period in which a determination is made.

Share-based compensation

Refer to Note 12, “SHARE-BASED COMPENSATION,” for details on income tax benefits and charges related to share-based compensation awards during the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020.

11. BORROWINGS

Details on the Company’s long-term borrowings, net, as of July 31, 2021 and January 30, 2021 are as follows:

(in thousands)	July 31, 2021	January 30, 2021
Long-term portion of borrowings, gross at carrying amount	$307,730	$350,000
Unamortized fees	(4,715)	(6,090)
Long-term borrowings, net	$303,015	$343,910

Senior Secured Notes

On July 2, 2020, Abercrombie & Fitch Management Co. (“A&F Management”), a wholly-owned indirect subsidiary of A&F, completed the private offering of the Senior Secured Notes, with $350.0 million aggregate principal amount due in 2025, at an offering price of 100% of the principal amount thereof and bearing interest at a rate of 8.75% per annum, with semi-annual interest payments which began in January 2021. The Senior Secured Notes were issued pursuant to an indenture, dated as of July 2, 2020, by and among A&F Management, A&F and certain of A&F’s wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, as trustee, and as collateral agent. During the thirteen weeks ended July 31, 2021, A&F Management purchased $42.3 million of its outstanding Senior Secured Notes and incurred $5.3 million of loss on extinguishment of debt, comprised of a premium of $4.7 million and the write-off of unamortized fees of $0.6 million, in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The terms of the Senior Secured Notes have not changed materially from those disclosed in Note 13, “BORROWINGS,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Annual Report on Form 10-K for Fiscal 2020.

ABL Facility

On April 29, 2021, A&F Management, in A&F Management’s capacity as the lead borrower, and the other borrowers and guarantors party thereto, amended and restated in its entirety the Credit Agreement, dated as of August 7, 2014, as amended on September 10, 2015 and as further amended on October 19, 2017 (as amended and restated, the “Amended and Restated Credit Agreement”), among A&F Management, the other borrowers and guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent for the lenders, and the other parties thereto.

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

The Company did not have any borrowings outstanding under the ABL Facility as of July 31, 2021 or as of January 30, 2021.

As of July 31, 2021, the Company had availability under the ABL Facility of $278.6 million, net of $0.8 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility, borrowing available to the Company under the ABL Facility was $248.6 million as of July 31, 2021.

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

Certain of the agreements related to the Senior Secured Notes and the ABL Facility also contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance and providing additional guarantees and collateral in certain circumstances.

The Company was in compliance with all debt covenants under these agreements as of July 31, 2021.

12. SHARE-BASED COMPENSATION

Financial statement impact

The following table details share-based compensation expense and the related income tax impacts for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Share-based compensation expense	$6,487	$3,744	$14,937	$8,906
Income tax benefit associated with share-based compensation expense recognized (1)	$1,388	$—	$1,686	$—
(1)    No income tax benefit was recognized during the thirteen and twenty-six weeks ended August 1, 2020 due to the establishment of a valuation allowance.

The following table details discrete income tax benefits and charges related to share-based compensation awards during the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Income tax discrete benefits realized for tax deductions related to the issuance of shares (1)	$826	$—	$4,016	$—
Income tax discrete charges realized upon cancellation of stock appreciation rights (1)	—	—	(3)	—
Total income tax discrete benefits related to share-based compensation awards (1)	$826	$—	$4,013	$—
(1)    No income tax benefit was recognized during the thirteen and twenty-six weeks ended August 1, 2020 due to the establishment of a valuation allowance.

The following table details the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Employee tax withheld upon issuance of shares (1)	$312	$93	$12,060	$5,416
(1)    Classified within other financing activities on the Condensed Consolidated Statements of Cash Flows.

Restricted stock units

The following table summarizes activity for restricted stock units for the twenty-six weeks ended July 31, 2021:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at January 30, 2021	3,037,098	$11.62	297,216	$22.43	721,879	$21.46
Granted	659,612	32.38	146,580	31.78	73,294	49.81
Adjustments for performance achievement	—	—	(106,715)	21.31	(6,084)	33.69
Vested	(1,019,420)	12.19	—	—	(100,634)	33.69
Forfeited	(45,199)	12.73	(1,704)	23.05	(10,657)	17.84
Unvested at July 31, 2021 (1)	2,632,091	$16.58	335,377	$26.87	677,798	$22.66
(1)    Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can be achieved at up to 200% of their target vesting amount.

The following table details unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units as of July 31, 2021:

(in thousands)	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost	$36,486	$5,076	$9,330
Remaining weighted-average period cost is expected to be recognized (years)	1.3	1.2	1.0
Additional information pertaining to restricted stock units for the twenty-six weeks ended July 31, 2021 and August 1, 2020 follows:

(in thousands)	July 31, 2021	August 1, 2020
Service-based restricted stock units:
Total grant date fair value of awards granted	$21,358	$13,752
Total grant date fair value of awards vested	$12,427	$12,834

Performance-based restricted stock units:
Total grant date fair value of awards granted	$4,658	$—
Total grant date fair value of awards vested	$—	$4,635

Market-based restricted stock units:
Total grant date fair value of awards granted	$3,651	$—
Total grant date fair value of awards vested	$3,390	$4,132

No market-based restricted stock units were granted during the twenty-six weeks ended August 1, 2020. The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the twenty-six weeks ended July 31, 2021 were as follows:

July 31, 2021
Grant date market price	$31.78
Fair value	$49.81
Assumptions:
Price volatility	66%
Expected term (years)	2.9
Risk-free interest rate	0.3%
Dividend yield	—%
Average volatility of peer companies	72.0%
Average correlation coefficient of peer companies	0.4694

Stock appreciation rights

The following table summarizes stock appreciation rights activity for the twenty-six weeks ended July 31, 2021:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (years)
Outstanding at January 30, 2021	384,757	$33.04
Granted	—	—
Exercised	(107,068)	26.89
Forfeited or expired	(34,150)	54.87
Outstanding at July 31, 2021	243,539	$32.69	$2,029,216	2.8
Stock appreciation rights exercisable at July 31, 2021	243,539	$32.69	$2,029,216	2.8
Stock appreciation rights expected to become exercisable in the future as of July 31, 2021	—	$—	$—	0.0

No stock appreciation rights were exercised during the twenty-six weeks ended August 1, 2020. Information pertaining to stock appreciation rights exercised during the twenty-six weeks ended July 31, 2021 follows:

(in thousands)	July 31, 2021
Total grant date fair value of awards exercised	$1,020

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

As of July 31, 2021, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory sales, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount (1)
Euro	$123,157
British pound	$82,236
Canadian dollar	$18,181
Japanese yen	$7,120
(1)    Amount reported is the U.S. Dollar notional amount outstanding as of July 31, 2021.

The fair value of derivative instruments is valued using quoted market prices of the same or similar instruments, adjusted for counterparty risk. The location and amounts of derivative fair values of foreign currency exchange forward contracts on the Condensed Consolidated Balance Sheets as of July 31, 2021 and January 30, 2021 were as follows:

(in thousands)	Location	July 31, 2021	January 30, 2021	Location	July 31, 2021	January 30, 2021
Derivatives designated as cash flow hedging instruments	Other current assets	$1,872	$79	Accrued expenses	$794	$4,694
Derivatives not designated as hedging instruments	Other current assets	—	—	Accrued expenses	—	—
Total		$1,872	$79		$794	$4,694

Information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Gain recognized in AOCL (1)	$1,084	$—	$2,228	$12,235
(Loss) gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization (2)	$(1,697)	$2,407	$(3,152)	$5,777
(1)Amount represents the change in fair value of derivative contracts. As a result of COVID-19, there was a significant change in the expected timing of previously hedged intercompany sales transactions, resulting in a dedesignation of the related hedge instruments during the twenty-six weeks ended August 1, 2020. At the time of dedesignation of these hedges, they were in a net gain position of approximately $12.6 million. Due to the extenuating circumstances leading to dedesignation, gains associated with these hedges at the time of dedesignation were deferred in AOCL until being reclassified into cost of goods sold, exclusive of depreciation and amortization when the originally forecasted transactions occurred and the hedged items affected earnings. Subsequent to the dedesignation of these hedges, these hedge contracts were settled in Fiscal 2020.
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

Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Gain (loss) recognized in other operating income, net	$304	$—	$(164)	$742

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

For the thirteen and twenty-six weeks ended July 31, 2021, the activity in AOCL was as follows:

	Thirteen Weeks Ended July 31, 2021
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at May 1, 2021	$(99,046)	$(1,936)	$(100,982)
Other comprehensive (loss) income before reclassifications	(1,986)	1,084	(902)
Reclassified loss from accumulated other comprehensive loss (1)	—	1,697	1,697
Tax effect	—	(78)	(78)
Other comprehensive (loss) income after reclassifications	(1,986)	2,703	717
Ending balance at July 31, 2021	$(101,032)	$767	$(100,265)

	Twenty-six Weeks Ended July 31, 2021
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 30, 2021	$(97,772)	$(4,535)	$(102,307)
Other comprehensive (loss) income before reclassifications	(3,260)	2,228	(1,032)
Reclassified loss from accumulated other comprehensive loss (1)	—	3,152	3,152
Tax effect	—	(78)	(78)
Other comprehensive income after reclassifications	(3,260)	5,302	2,042
Ending balance at July 31, 2021	$(101,032)	$767	$(100,265)

(1)    Amount represents loss reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

For the thirteen and twenty-six weeks ended August 1, 2020, the activity in AOCL was as follows:

	Thirteen Weeks Ended August 1, 2020
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at May 2, 2020	$(115,366)	$9,946	$(105,420)
Other comprehensive income before reclassifications	8,734	—	8,734
Reclassified gain from accumulated other comprehensive loss (1)	—	(2,407)	(2,407)
Other comprehensive (loss) income after reclassifications (2)	8,734	(2,407)	6,327
Ending balance at August 1, 2020	$(106,632)	$7,539	$(99,093)

	Twenty-six Weeks Ended August 1, 2020
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 1, 2020	$(109,967)	$1,081	$(108,886)
Other comprehensive income before reclassifications	3,335	12,235	15,570
Reclassified gain from accumulated other comprehensive loss (1)	—	(5,777)	(5,777)
Other comprehensive (loss) income after reclassifications (2)	3,335	6,458	9,793
Ending balance at August 1, 2020	$(106,632)	$7,539	$(99,093)

(1)    Amount represents gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(2)    No income tax benefit was recognized during the period due to the establishment of a valuation allowance.

15. SEGMENT REPORTING

The Company’s two operating segments are brand-based: Hollister, which includes the Company’s Hollister, Gilly Hicks and Social Tourist brands, and Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. These operating segments have similar economic characteristics, classes of consumers, products, and production and distribution methods, operate in the same regulatory environments, and have been aggregated into one reportable segment. Amounts shown below include net sales from wholesale, franchise and licensing operations, which are not a significant component of total revenue, and are aggregated within their respective operating segment and geographic area.

The Company’s net sales by operating segment for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Hollister	$514,483	$429,248	$956,891	$702,260
Abercrombie	350,367	269,080	689,364	481,427
Total	$864,850	$698,328	$1,646,255	$1,183,687

Net sales by geographic area are presented by attributing revenues to an individual country on the basis of the country in which the merchandise was sold for in-store purchases and on the basis of the shipping location provided by customers for digital orders. The Company’s net sales by geographic area for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
U.S.	$601,767	$458,671	$1,155,613	$781,533
EMEA	190,840	171,297	349,842	283,951
APAC	41,228	41,814	87,274	74,150
Other	31,015	26,546	53,526	44,053
International	$263,083	$239,657	$490,642	$402,154
Total	$864,850	$698,328	$1,646,255	$1,183,687

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

The Company recognizes impacts related to the exit of its flagship stores in flagship store exit benefits on the Consolidated Statements of Operations and Comprehensive Income (Loss). Details of the (benefits) charges recognized during the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 related to this initiative follow:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Operating lease cost	—	(5,230)	(841)	(5,230)
Asset disposals and other store-closure costs (1)	—	(3,205)	(514)	(3,205)
Employee severance and other employee transition costs	(88)	4,551	167	4,008
Total flagship store exit benefits	$(88)	$(3,884)	$(1,188)	$(4,427)
(1)    Amounts represent costs incurred or benefits realized associated with returning the store to its original condition, including updated estimates to previously established accruals for asset retirement obligations and costs to remove inventory and store assets.

During the thirteen weeks ended May 1, 2021, the Company finalized an agreement with and paid its landlord partner to settle all remaining obligations related to the SoHo Hollister flagship store in New York City, which closed during the second quarter of Fiscal 2019. Prior to this new agreement, the Company was required to make payments in aggregate of $80.1 million pursuant to the lease agreements through the fiscal year ending January 30, 2029 (“Fiscal 2028”). The new agreement resulted in an acceleration of payments and provided for a discount resulting in a reduction of operating lease liabilities of $65.0 million and a cash outflow of $63.8 million to settle all remaining obligations related to this location. This cash outflow was classified within operating lease right-of-use assets and liabilities within Operating activities on the Condensed Consolidated Statement of Cash Flows during the twenty-six weeks ended July 31, 2021. The Company recognized a gain of $0.9 million in flagship store exit benefits on the Consolidated Statement of Operations and Comprehensive Income (Loss) related to this transaction.

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

•Current Trends and Outlook. This section provides a discussion related to certain of the Company’s focus areas for the current fiscal year and discussion of certain risks and challenges, such as COVID-19, as well as a summary of the Company’s performance for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020.

•Results of Operations. This section provides an analysis of certain components of the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020.

•Liquidity and Capital Resources. This section provides a discussion of the Company’s expected primary sources and uses of cash, financial condition and liquidity as of July 31, 2021, which includes (i) an analysis of financial condition as compared to January 30, 2021; (ii) an analysis of changes in cash flows for the twenty-six weeks ended July 31, 2021 as compared to the twenty-six weeks ended August 1, 2020; and (iii) an analysis of liquidity, including discussion related to the Company’s Senior Secured Notes and ABL Facility, the Company’s share repurchase and dividend programs, and outstanding debt and covenant compliance.

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

•Non-GAAP Financial Measures. MD&A provides a discussion of certain financial measures that have been determined to not be presented in accordance with GAAP. This section includes certain reconciliations between GAAP and non-GAAP financial measures and additional details on non-GAAP financial measures, including information as to why the Company believes the non-GAAP financial measures provided within MD&A are useful to investors.

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

The factors listed above are not our only risks. Additional risks may arise, and current evaluations of risks may change, which could lead to material, adverse effects on our business, operating results and financial condition. The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by the Company, its management or spokespeople involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “should,” “are confident,” and similar expressions may identify forward-looking statements. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, including the uncertainty surrounding COVID-19, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements included herein are based on information presently available to the management of the Company. Except as may be required by applicable law, the Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

OVERVIEW

Business summary

The Company is a global, digitally-led omnichannel retailer. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids, which are sold primarily through its digital channels and Company-owned stores, as well as through various third-party arrangements. The Company’s two brand-based operating segments are Hollister, which includes the Company’s Hollister, Gilly Hicks and Social Tourist brands, and Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. These five brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style. The Company operates primarily in North America, Europe and Asia.

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

The Company entered Fiscal 2021 on offense, and has made progress towards recouping COVID-19 driven sales losses. Reflecting ongoing global uncertainty, the Company plans to continue to conservatively manage inventories, optimize its distribution center capacity for digital demand and tightly manage expenses.

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

Global Store Network Optimization

As part of its ongoing global store network optimization initiative and stated goal of repositioning from larger format, tourist-dependent flagship locations to smaller, omni-enabled stores that cater to local customers, the Company closed its Abercrombie & Fitch brand Orchard Road, Singapore flagship location during the first quarter of Fiscal 2021. This leaves the Company with six operating flagships at the end of the second quarter of Fiscal 2021, down from seven at the beginning of Fiscal 2021 and 15 at the beginning of Fiscal 2020.

In addition, the Company closed 129 non-flagship locations and eight flagship locations during Fiscal 2020. These actions, combined with recent digital sales growth, are expected to continue to transform the Company's operating model and reposition the Company for the future as the Company continues to focus on aligning store square footage with digital penetration. Future closures could be completed through natural lease expirations, while certain other leases include early termination options that can be exercised under specific conditions. The Company may also elect to exit or modify other leases, and could incur charges related to these actions.

Additional details related to store count and gross square footage follow:

	Hollister (1)		Abercrombie (2)		Total Company (3)
	U.S.	International	U.S.	International	U.S.	International	Total
Number of stores:
January 30, 2021	347	150	190	48	537	198	735
New	8	4	4	2	12	6	18
Permanently closed	—	(4)	(15)	(1)	(15)	(5)	(20)
July 31, 2021	355	150	179	49	534	199	733
Gross square footage (in thousands):
July 31, 2021	2,349	1,203	1,216	382	3,565	1,585	5,150
(1)Hollister includes the Company’s Hollister and Gilly Hicks brands. Locations with Gilly Hicks carveouts within Hollister stores are represented as a single store count. Excludes 10 international franchise stores as of July 31, 2021, and 9 international franchise stores as of January 30, 2021. Excludes 14 and 12 Company-operated temporary stores as of July 31, 2021 and January 30, 2021, respectively.
(2)Abercrombie includes the Company's Abercrombie & Fitch and abercrombie kids brands. Locations with abercrombie kids carveouts within Abercrombie & Fitch stores are represented as a single store count. Excludes 12 international franchise stores as of July 31, 2021 and 10 international franchise stores as of January 30, 2021. Excludes four and two Company-operated temporary stores as of July 31, 2021 and January 30, 2021, respectively.
(3)This store count excludes one international third-party operated multi-brand outlet store as of each of July 31, 2021 and January 30, 2021.

COVID-19

In March 2020, the COVID-19 outbreak was declared to be a global pandemic by the World Health Organization. In response to COVID-19, certain governments imposed travel restrictions and local statutory quarantines and the Company experienced widespread temporary store closures. As of July 31, 2021, all Company-operated stores were fully open for in-store service. The extent of future impacts of COVID-19 on the Company’s business, including the duration and impact on overall customer demand, are uncertain as current circumstances are dynamic and depend on future developments, including, but not limited to, the duration and spread of COVID-19, the emergence of new variants of the coronavirus, such as the Delta variant, and the availability and acceptance of effective vaccines, boosters or medical treatments. The Company plans to follow the guidance of local governments to evaluate whether further store closures will be necessary.

Total net sales increased approximately 24% and 39% for the thirteen and twenty-six weeks ended July 31, 2021 as compared to the thirteen and twenty-six weeks ended August 1, 2020 driven largely by increased store foot traffic relative to last year which was impacted by widespread temporary store closures due to COVID-19. Digital net sales decreased approximately 3% and increased 17% for the thirteen and twenty-six weeks ended July 31, 2021 as compared to the thirteen and twenty-six weeks ended August 1, 2020. Digital net sales remained highly penetrated, representing 44% and 47% of total net sales for the thirteen and twenty-six weeks ended July 31, 2021.

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

COVID-19 has also caused disruptions to global supply chains, including recent extended closures of factories. The inability to receive inventory in a timely manner could cause delays in responding to customer demand and adversely affect sales. In order to mitigate the risk associated with supply chain constraints, the Company has taken and expects to continue to take actions to manage through the disruption, including shipping inventory by air and shifting production as necessary and where possible, which is likely to lead to increased inventory costs related to freight. It is possible that responses to extended factory closures are not adequate to mitigate their impact, and that these events could adversely affect the business and results of operations.

For a discussion of material risks that have the potential to cause our actual results to differ materially from our expectations, refer to the disclosures under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2020.

Summary of results
A summary of results for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 follows:

	GAAP		Non-GAAP (1)
(in thousands, except change in net sales, gross profit rate, operating margin and per share amounts)	July 31, 2021 (2)	August 1, 2020 (3)	July 31, 2021 (2)	August 1, 2020 (3)
Thirteen Weeks Ended
Net sales	$864,850	$698,328
Change in net sales	23.8%	(17.0)%
Gross profit rate	65.2%	60.7%
Operating income	$114,787	$14,143	$115,573	$22,226
Operating income margin	13.3%	2.0%	13.4%	3.2%
Net income attributable to A&F	$108,500	$5,464	$109,062	$14,713
Net income per diluted share attributable to A&F	$1.69	$0.09	$1.70	$0.23
Twenty-six Weeks Ended
Net sales	$1,646,255	$1,183,687
Change in net sales	39.1%	(24.8)%
Gross profit rate	64.3%	58.1%
Operating income (loss)	$172,220	$(194,984)	$175,670	$(143,973)
Operating income (loss) margin	10.5%	(16.5)%	10.7%	(12.2)%
Net income (loss) attributable to A&F	$150,268	$(238,684)	$153,045	$(190,939)
Net income (loss) per diluted share attributable to A&F	$2.32	$(3.82)	$2.36	$(3.05)
(1)    Discussion as to why the Company believes that these non-GAAP financial measures are useful to investors and a reconciliation of the Non-GAAP measures to the most directly comparable financial measure calculated and presented in accordance with GAAP are provided below under “NON-GAAP FINANCIAL MEASURES.”
(2)    Results for Fiscal 2021 reflect tax benefits related to the release of income tax valuation allowances and the impact of a statutory rate change on the valuation of deferred tax assets. Refer to Note 10, “INCOME TAXES.”
(3)    Results for Fiscal 2020 reflect significant adverse tax impacts related to valuation allowances on deferred tax assets and other tax charges. Refer to Note 10, “INCOME TAXES.”

Certain components of the Company’s Condensed Consolidated Balance Sheets as of July 31, 2021 and January 30, 2021 were as follows:

(in thousands)	July 31, 2021	January 30, 2021
Cash and equivalents	$921,504	$1,104,862
Gross long-term borrowings outstanding, carrying amount	$307,730	$350,000
Inventories	$415,604	$404,053

Certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the twenty-six week periods ended July 31, 2021 and August 1, 2020 were as follows:

(in thousands)	July 31, 2021	August 1, 2020
Net cash provided by operating activities	$49,945	$46,233
Net cash used for investing activities	$(35,269)	$(25,621)
Net cash (used for) provided by financing activities	$(200,247)	$71,329

RESULTS OF OPERATIONS

The estimated basis point (“BPS”) change disclosed throughout this Results of Operations has been rounded based on the change in the percentage of net sales.

Net sales

The Company’s net sales by operating segment for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 were as follows:

	Thirteen Weeks Ended
(in thousands)	July 31, 2021	August 1, 2020	$ Change	% Change
Hollister (1)	$514,483	$429,248	$85,235	20%
Abercrombie (2)	350,367	269,080	81,287	30%
Total	$864,850	$698,328	$166,522	24%

	Twenty-six Weeks Ended
(in thousands)	July 31, 2021	August 1, 2020	$ Change	% Change
Hollister(1)	$956,891	$702,260	$254,631	36%
Abercrombie (2)	689,364	481,427	207,937	43%
Total	$1,646,255	$1,183,687	$462,568	39%
(1)    Includes Hollister, Gilly Hicks and Social Tourist brands.
(2)    Includes Abercrombie & Fitch and abercrombie kids brands.

Net sales by geographic area are presented by attributing revenues to an individual country on the basis of the country in which the merchandise was sold for in-store purchases and the shipping location provided by customers for digital orders. The Company’s net sales by geographic area for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 were as follows:

	Thirteen Weeks Ended
(in thousands)	July 31, 2021	August 1, 2020	$ Change	% Change
U.S.	$601,767	$458,671	$143,096	31%
EMEA	190,840	171,297	19,543	11%
APAC	41,228	41,814	(586)	(1)%
Other	31,015	26,546	4,469	17%
International	$263,083	$239,657	$23,426	10%
Total	$864,850	$698,328	$166,522	24%

	Twenty-six Weeks Ended
(in thousands)	July 31, 2021	August 1, 2020	$ Change	% Change
U.S.	$1,155,613	$781,533	$374,080	48%
EMEA	349,842	283,951	65,891	23%
APAC	87,274	74,150	13,124	18%
Other	53,526	44,053	9,473	22%
International	$490,642	$402,154	$88,488	22%
Total	$1,646,255	$1,183,687	$462,568	39%

For the second quarter of Fiscal 2021, net sales increased 24% as compared to the second quarter of Fiscal 2020, primarily due to an increase in units sold as a result of increased store foot traffic relative to last year, which was impacted by widespread temporary store closures due to COVID-19, partially offset by a 3% decrease in digital sales. Average unit retail increased year-over-year, driven by lower promotions and markdowns, with benefits from changes in foreign currency exchange rates of approximately $17 million.

For the year-to-date period of Fiscal 2021, net sales increased 39% as compared to the year-to-date period of Fiscal 2020, primarily due to an increase in units sold as a result of increased store foot traffic relative to last year, which was impacted by widespread temporary store closures due to COVID-19, and 17% digital sales growth. Average unit retail increased year-over-

year, driven by less promotions and lower clearance levels, with benefits from changes in foreign currency exchange rates of approximately $29 million.

Cost of sales, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	July 31, 2021		August 1, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$301,365	34.8%	$274,720	39.3%	(450)

	Twenty-six Weeks Ended
	July 31, 2021		August 1, 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$587,636	35.7%	$495,934	41.9%	(620)

For the second quarter of Fiscal 2021, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 450 basis points as compared to the second quarter of Fiscal 2020. The year-over-year decline was primarily attributable to increased average unit retail on reduced promotions and markdowns.

For the year-to-date period of Fiscal 2021, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 620 basis points as compared to the year-to-date period of Fiscal 2020. The year-over-year decline was primarily attributable to increased average unit retail on reduced promotions and markdowns.

Gross profit, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	July 31, 2021		August 1, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Gross profit, exclusive of depreciation and amortization	$563,485	65.2%	$423,608	60.7%	450

	Twenty-six Weeks Ended
	July 31, 2021		August 1, 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Gross profit, exclusive of depreciation and amortization	$1,058,619	64.3%	$687,753	58.1%	620

Stores and distribution expense

	Thirteen Weeks Ended
	July 31, 2021		August 1, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Stores and distribution expense	$325,935	37.7%	$310,370	44.4%	(670)

	Twenty-six Weeks Ended
	July 31, 2021		August 1, 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Stores and distribution expense	$642,543	39.0%	$632,494	53.4%	(1,440)

For the second quarter of Fiscal 2021, stores and distribution expense increased 5% as compared to the second quarter of Fiscal 2020, primarily driven by a $22 million increase in store payroll expense, reflecting the return of certain expenses saved last year from COVID-19 temporary store closures and an $8 million increase in digital sales marketing expense. These increases were partially offset by a $25 million reduction in store occupancy expense reflecting a decrease in store count and favorable rent negotiations and include approximately $9 million in benefits related to rent abatements and a matter related to a prior flagship closure.

For the year-to-date period of Fiscal 2021, stores and distribution expense increased 2% as compared to the year-to-date period of Fiscal 2020, primarily driven by a $35 million increase in store payroll expense, reflecting the return of certain expenses saved last year from COVID-19 temporary store closures, a $12 million increase in digital shipping and handling expense reflecting 17% year-over-year digital sales growth and an $11 million increase in digital sales marketing expense. These increases were partially offset by a $56 million reduction in store occupancy expense reflecting a decrease in store count and favorable rent negotiations and include approximately $17 million in benefits related to rent abatements and a matter related to a prior flagship closure.

Marketing, general and administrative expense

	Thirteen Weeks Ended
	July 31, 2021		August 1, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Marketing, general and administrative expense	$123,913	14.3%	$97,252	13.9%	40

	Twenty-six Weeks Ended
	July 31, 2021		August 1, 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Marketing, general and administrative expense	$244,860	14.9%	$205,509	17.4%	(250)

For the second quarter of Fiscal 2021, marketing, general and administrative expense increased 27% as compared to the second quarter of Fiscal 2020, primarily driven by increased digital media spend, performance-based compensation, legal, consulting and information technology expense. These increases were partially offset by a decrease in depreciation expense.

For the year-to-date period of Fiscal 2021, marketing, general and administration expense increased 19% as compared to the year-to-date period of Fiscal 2020, primarily driven by increased digital media spend, performance-based compensation, legal, consulting and information technology expense. These increases were partially offset by a decrease in depreciation expense.

Flagship store exit benefits

	Thirteen Weeks Ended
	July 31, 2021		August 1, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Flagship store exit benefits	$(88)	—%	$(3,884)	(0.6)%	60

	Twenty-six Weeks Ended
	July 31, 2021		August 1, 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Flagship store exit benefits	$(1,188)	(0.1)%	$(4,427)	(0.4)%	30

Refer to Note 16, “FLAGSHIP STORE EXIT BENEFITS.”

Asset impairment

	Thirteen Weeks Ended
	July 31, 2021		August 1, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Asset impairment	$786	0.1%	$8,083	1.2%	(110)
Excluded items:
Asset impairment charges (1)	(786)	(0.1)%	(8,083)	(1.2)%	110
Adjusted non-GAAP asset impairment	$—	0.0%	$—	—%	—

	Twenty-six Weeks Ended
	July 31, 2021		August 1, 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Asset impairment	$3,450	0.2%	$51,011	4.3%	(410)
Excluded items:
Asset impairment charges (1)	(3,450)	(0.2)%	(51,011)	(4.3)%	410
Adjusted non-GAAP asset impairment	$—	0.0%	$—	—%	—
(1)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Refer to Note 9, “ASSET IMPAIRMENT.”

Other operating income, net

	Thirteen Weeks Ended
	July 31, 2021		August 1, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Other operating income, net	$1,848	0.2%	$2,356	0.3%	10

	Twenty-six Weeks Ended
	July 31, 2021		August 1, 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Other operating income, net	$3,266	0.2%	$1,850	0.2%	—

Operating income (loss)

	Thirteen Weeks Ended
	July 31, 2021		August 1, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Operating income	$114,787	13.3%	$14,143	2.0%	1,130
Excluded items:
Asset impairment charges (1)	786	0.1%	8,083	1.2%	(110)
Adjusted non-GAAP operating income	$115,573	13.4%	$22,226	3.2%	1,020

	Twenty-six Weeks Ended
	July 31, 2021		August 1, 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Operating income (loss)	$172,220	10.5%	$(194,984)	(16.5)%	2,700
Excluded items:
Asset impairment charges (1)	3,450	0.2%	51,011	4.3%	(410)
Adjusted non-GAAP operating income (loss)	$175,670	10.7%	$(143,973)	(12.2)%	2,290
(1)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Interest expense, net

	Thirteen Weeks Ended
	July 31, 2021		August 1, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Interest expense	$13,560	1.6%	$7,761	1.1%	50
Interest income	(2,285)	(0.3)%	(663)	(0.1)%	(20)
Interest expense, net	$11,275	1.3%	$7,098	1.0%	30

	Twenty-six Weeks Ended
	July 31, 2021		August 1, 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Interest expense	$22,703	1.4%	$12,834	1.1%	30
Interest income	(2,822)	(0.2)%	(2,365)	(0.2)%	—
Interest expense, net	$19,881	1.2%	$10,469	0.9%	30

For the second quarter of Fiscal 2021, interest expense, net increased $4.2 million as compared to the second quarter of Fiscal 2020 primarily driven by the loss on the extinguishment of debt related to the purchase of Senior Secured Notes.

For the year-to-date period of Fiscal 2021, interest expense, net increased $9.4 million as compared to the year-to-date period of Fiscal 2020. The increase in interest expense, net, is primarily driven by the loss on the extinguishment of debt related to the purchase of Senior Secured Notes and higher interest expense in the current year, reflecting higher average borrowings outstanding at a higher interest rate.

Income tax (benefit) expense

	Thirteen Weeks Ended
	July 31, 2021		August 1, 2020
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax (benefit) expense	$(6,944)	(6.7)%	$1,253	17.8%
Excluded items:
Tax effect of pre-tax excluded items (1)	224		(1,166)
Adjusted non-GAAP income tax (benefit) expense	$(6,720)	(6.4)%	$87	0.6%

	Twenty-six Weeks Ended
	July 31, 2021		August 1, 2020
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax (benefit) expense	$(823)	(0.5)%	$32,786	(16.0)%
Excluded items:
Tax effect of pre-tax excluded items (1)	673		3,266
Adjusted non-GAAP income tax (benefit) expense	$(150)	(0.1)%	$36,052	(23.3)%
(1)    The tax effect of pre-tax excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis. Refer to “Operating income (loss)” for details of pre-tax excluded items.

Refer to Note 10, “INCOME TAXES.”

Net income (loss) attributable to A&F

	Thirteen Weeks Ended
	July 31, 2021		August 1, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Net income attributable to A&F	$108,500	12.5%	$5,464	0.8%	1,170
Excluded items, net of tax (1)	562	0.1%	9,249	1.3%	(120)
Adjusted non-GAAP net income (loss) attributable to A&F (2)	$109,062	12.6%	$14,713	2.1%	1,050

	Twenty-six Weeks Ended
	July 31, 2021 (3)		August 1, 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Net income (loss) attributable to A&F	$150,268	9.1%	$(238,684)	(20.2)%	2,930
Excluded items, net of tax (1)	2,777	0.2%	47,745	4.0%	(380)
Adjusted non-GAAP net income (loss) attributable to A&F (2)	$153,045	9.3%	$(190,939)	(16.1)%	2,540
(1)    Excluded items presented above under “Operating income (loss),” and “Income tax (benefit) expense.”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Net income (loss) per diluted share attributable to A&F

	Thirteen Weeks Ended
	July 31, 2021	August 1, 2020	$ Change
Net income per diluted share attributable to A&F	$1.69	$0.09	$1.60
Excluded items, net of tax (1)	$0.01	$0.15	$(0.14)
Adjusted non-GAAP net income per diluted share attributable to A&F	$1.70	$0.23	$1.47
Impact from changes in foreign currency exchange rates	$—	$0.04	$(0.04)
Adjusted non-GAAP net income per diluted share attributable to A&F on a constant currency basis (2)	$1.70	$0.27	$1.43

	Twenty-six Weeks Ended
	July 31, 2021	August 1, 2020	$ Change
Net income (loss) per diluted share attributable to A&F	$2.32	$(3.82)	$6.14
Excluded items, net of tax (1)	$0.04	$0.76	$(0.72)
Adjusted non-GAAP net income (loss) per diluted share attributable to A&F	$2.36	$(3.05)	$5.41
Impact from changes in foreign currency exchange rates	$—	$0.03	$(0.03)
Adjusted non-GAAP net income (loss) per diluted share attributable to A&F on a constant currency basis (2)	$2.36	$(3.02)	$5.38
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

The Company evaluates opportunities for investments in the business that are in line with initiatives that position the business for sustainable long-term growth that align with its strategic pillars as described within “ITEM 1. BUSINESS - STRATEGY AND KEY BUSINESS PRIORITIES” of A&F’s Annual Report on Form 10-K for Fiscal 2020, including being opportunistic regarding growth opportunities, such as launching the Social Tourist brand. Examples of potential investment opportunities include, but are not limited to, new store experiences and options to early terminate store leases, investments in its omnichannel initiatives and investments to increase the Company’s capacity to fulfill digital orders. Historically, the Company has utilized free cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as digital and omnichannel investments, information technology, and other projects. For the year-to-date period ended July 31, 2021, the Company used $35.3 million towards capital expenditures. Total capital expenditures for Fiscal 2021 are expected to be approximately $100 million as compared to $101.9 million of capital expenditures in Fiscal 2020.

The Company entered Fiscal 2021 in a strong financial position, with cash and cash equivalents of $1.1 billion and total liquidity of approximately $1.3 billion. This allows the Company to evaluate potential opportunities to strategically deploy excess cash and delever the balance sheet, depending on various factors, such as market and business conditions, including the Company’s ability to accelerate investments in the business. Such opportunities include, but are not limited to, repurchasing outstanding senior secured notes or returning cash to shareholders through share repurchases.

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

Historically, the Company has repurchased shares of its Common Stock from time to time, dependent on market and business conditions, with the objectives of offsetting dilution from issuances of Common Stock associated with the exercise of employee stock appreciation rights and the vesting of restricted stock units and returning excess cash to shareholders. Shares may be repurchased in the open market, including pursuant to trading plans established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through privately negotiated transactions or other transactions or by a combination of such methods. Refer to “ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS” of Part II of this Quarterly Report on Form 10-Q for the number of shares remaining available for purchase under the Company’s publicly announced stock repurchase authorization.

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

Credit facilities and Senior Secured Notes

In July 2020, the Company completed the private offering of the Senior Secured Notes, and received gross proceeds of $350.0 million. The Senior Secured Notes will mature on July 15, 2025 and bear interest at a rate of 8.75% per annum, with semi-annual interest payments which began in January 2021. The Company’s debt related to the Senior Secured Notes is presented on the Condensed Consolidated Balance Sheets, net of the unamortized fees. During the thirteen weeks ended July 31, 2021, the Company repurchased $42.3 million of its outstanding Senior Secured Notes and incurred $5.3 million of loss on extinguishment of debt, comprised of a premium of $4.7 million and the write-off of unamortized fees of $0.6 million. As of July 31, 2021, the Company had $307.7 million of gross borrowings outstanding under the Senior Secured Notes.

In addition, the ABL Facility provides for a senior secured asset-based revolving credit facility of up to $400 million. As of July 31, 2021, the Company did not have any borrowings outstanding under the ABL Facility. The ABL Facility matures on April 29, 2026.

Details regarding the remaining borrowing capacity under the ABL Facility as of July 31, 2021 are as follows:

(in thousands)	July 31, 2021
Borrowing base	$279,400
Less: Outstanding stand-by letters of credit	(846)
Borrowing capacity	278,554
Less: Minimum excess availability (1)	(30,000)
Borrowing available	$248,554
(1)    The Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility.

Refer to Note 11, “BORROWINGS.”

Income taxes

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S. without incurring additional federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019 are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds could be repatriated without incurring additional tax expense. As of July 31, 2021, $436.0 million of the Company’s $921.5 million of cash and equivalents were held by foreign affiliates. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or pay dividends, if any, to A&F’s stockholders.

Refer to Note 10, “INCOME TAXES.”

Analysis of cash flows

The table below provides certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 31, 2021 and August 1, 2020:

	Twenty-six Weeks Ended
	July 31, 2021	August 1, 2020
(in thousands)
Cash and equivalents, and restricted cash and equivalents, beginning of period	$1,124,157	$692,264
Net cash provided by operating activities	49,945	46,233
Net cash used for investing activities	(35,269)	(25,621)
Net cash (used for) provided by financing activities	(200,247)	71,329
Effect of foreign currency exchange rates on cash	(2,547)	1,785
Net (decrease) increase in cash and equivalents, and restricted cash and equivalents	(188,118)	93,726
Cash and equivalents, and restricted cash and equivalents, end of period	$936,039	$785,990

Operating activities - During the year-to-date period ended July 31, 2021, the Company recognized higher cash receipts as compared to the year-to-date period ended August 1, 2020 as a result of the 39% year-over-year increase in net sales as the Company experienced widespread temporary store closures in response to COVID-19 during Fiscal 2020.

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

In addition, during the year-to-date period ended July 31, 2021, the Company finalized an agreement with and paid its landlord partner to settle all remaining obligations related to the SoHo Hollister flagship store in New York City, which closed during the second quarter of Fiscal 2019. Prior to this new agreement, the Company was required to make payments in aggregate of $80.1 million pursuant to the lease agreements through Fiscal 2028. The new agreement resulted in an acceleration of payments and provided for a discount resulting in an operating cash outflow of $63.8 million during the year-to-date period ended July 31, 2021.

Investing activities - During the year-to-date period ended July 31, 2021, net cash outflows for investing activities were used for capital expenditures of $35.3 million as compared to $75.6 million for the year-to-date period ended August 1, 2020. In addition, the year-to-date period ended August 1, 2020, reflects the withdrawal of $50.0 million from the overfunded Rabbi Trust assets, which represented the majority of excess funds, improving the Company’s near-term cash position in light of COVID-19.

Financing activities - During the year-to-date period ended July 31, 2021, net cash used by financing activities included the purchase of $42.3 million of outstanding Senior Secured Notes at a premium of $4.7 million. During the year-to-date period ended August 1, 2020, net cash provided by financing activities primarily consisted of the issuance of the Senior Secured Notes and receipt of related gross proceeds of $350.0 million and borrowings under the ABL Facility of $210.0 million. The gross proceeds from the Senior Secured Notes offering were used along with existing cash on hand, to repay all then outstanding borrowings and accrued interest under the Term Loan Facility and ABL Facility, with the remaining net proceeds used towards fees and expenses in connection with such repayments and the offering. In addition, the Company returned $27.7 million to shareholders through share repurchases and dividends during the twenty-six weeks ended August 1, 2020, prior to the Company’s decision to temporarily suspend its share repurchase and dividend programs in light of COVID-19. The Company resumed share repurchase activity beginning March 2021 and repurchased approximately 3.5 million shares of A&F’s Common Stock with a market value of approximately $135.2 million during the year-to-date period ended July 31, 2021.

Off-balance sheet arrangements

As of July 31, 2021, the Company did not have any material off-balance sheet arrangements.

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

There have been no material changes during the thirteen weeks ended July 31, 2021 in the contractual obligations as of January 30, 2021, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

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

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q includes discussion of certain financial measures calculated and presented on both a GAAP and a non-GAAP basis. The Company believes that each of the non-GAAP financial measures presented in this “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” is useful to investors as it provides a meaningful basis to evaluate the Company’s operating performance excluding the effect of certain items that the Company believes may not reflect its future operating outlook, such as certain asset impairment charges related to the Company’s flagship stores and significant impairments primarily attributable to the COVID-19 pandemic, thereby supplementing investors’ understanding of comparability of operations across periods. Management used these non-GAAP financial measures during the periods presented to assess the Company’s performance and to develop expectations for future operating performance. These non-GAAP financial measures should be used as a supplement to, and not as an alternative to, the Company’s GAAP financial results, and may not be calculated in the same manner as similar measures presented by other companies.

Comparable sales

At times, the Company provides comparable sales, defined as the year-over-year percentage change in the aggregate of (1) net sales for stores that have been open as the same brand at least one year and whose square footage has not been expanded or reduced by more than 20% within the past year, with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations, and (2) digital net sales with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations. Comparable sales exclude revenue other than store and digital sales. Management uses comparable sales to understand the drivers of year-over-year changes in net sales and believes comparable sales is a useful metric as it can assist investors in distinguishing the portion of the Company’s revenue attributable to existing locations from the portion attributable to the opening or closing of stores. The most directly comparable GAAP financial measure is change in net sales. In light of store closures related to COVID-19, the Company has not disclosed comparable sales for Fiscal 2020 or Fiscal 2021.

Excluded items

The following financial measures are disclosed on a GAAP and on an adjusted non-GAAP basis excluding the following items, as applicable:

Financial measures (1)	Excluded items
Asset impairment	Asset impairment charges
Operating income (loss)	Asset impairment charges
Income tax (benefit) expense (2)	Tax effect of pre-tax excluded items
Net income (loss) and net income (loss) per share attributable to A&F (2)	Pre-tax excluded items and the tax effect of pre-tax excluded items
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

A reconciliation of non-GAAP financial metrics on a constant currency basis to financial measures calculated and presented in accordance with GAAP for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 follows:

(in thousands, except change in net sales, gross profit rate, operating margin and per share data)	Thirteen Weeks Ended			Twenty-six Weeks Ended
Net sales	July 31, 2021	August 1, 2020	% Change	July 31, 2021	August 1, 2020	% Change
GAAP	$864,850	$698,328	24%	$1,646,255	$1,183,687	39%
Impact from changes in foreign currency exchange rates	—	16,706	(2)%	—	28,979	(2)%
Non-GAAP on a constant currency basis	$864,850	$715,034	21%	$1,646,255	$1,212,666	36%
Gross profit, exclusive of depreciation and amortization expense	July 31, 2021	August 1, 2020	BPS Change (1)	July 31, 2021	August 1, 2020	BPS Change (1)
GAAP	$563,485	$423,608	450	$1,058,619	$687,753	620
Impact from changes in foreign currency exchange rates	—	12,178	(20)	—	19,563	(20)
Non-GAAP on a constant currency basis	$563,485	$435,786	430	$1,058,619	$707,316	600
Operating income (loss)	July 31, 2021	August 1, 2020	BPS Change (1)	July 31, 2021	August 1, 2020	BPS Change (1)
GAAP	$114,787	$14,143	1,130	$172,220	$(194,984)	2,700
Excluded items (2)	(786)	(8,083)	110	(3,450)	(51,011)	410
Adjusted non-GAAP	$115,573	$22,226	1,020	$175,670	$(143,973)	2,290
Impact from changes in foreign currency exchange rates	—	3,418	(40)	—	2,518	50
Adjusted non-GAAP on a constant currency basis	$115,573	$25,644	980	$175,670	$(141,455)	2,240
Net income (loss) per diluted share attributable to A&F	July 31, 2021	August 1, 2020	$ Change	July 31, 2021	August 1, 2020	$ Change
GAAP	$1.69	$0.09	$1.60	$2.32	$(3.82)	$6.14
Excluded items, net of tax (2)	(0.01)	(0.15)	0.14	(0.04)	(0.76)	0.72
Adjusted non-GAAP	$1.70	$0.23	$1.47	$2.36	$(3.05)	$5.41
Impact from changes in foreign currency exchange rates	—	0.04	(0.04)	—	0.03	(0.03)
Adjusted non-GAAP on a constant currency basis	$1.70	$0.27	$1.43	$2.36	$(3.02)	$5.38

(1)    The estimated basis point change has been rounded based on the change in the percentage of net sales.
(2)    Excluded items for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 consisted of pre-tax store asset impairment charges and the tax effect of pre-tax excluded items.

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
The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.4 million and $0.4 million for the thirteen weeks ended July 31, 2021 and August 1, 2020, respectively, and $0.7 million and $1.0 million for the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively, which are recorded in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Rabbi Trust assets were included in other assets on the Condensed Consolidated Balance Sheets as of July 31, 2021 and January 30, 2021, and are restricted in their use as noted above.

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

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. Such a hypothetical devaluation would decrease derivative contract fair values by approximately $22.9 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair values would be expected to be largely offset by the net change in fair values of the underlying hedged items. Refer to Note 13, “DERIVATIVE INSTRUMENTS,” for the fair value of any outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of July 31, 2021 and January 30, 2021.

Item 4.    Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

A&F maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in the reports that A&F files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to A&F’s management, including A&F’s principal executive officer and A&F’s principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Executive Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended July 31, 2021. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Executive Vice President and Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of July 31, 2021.

REMEDIATION OF PREVIOUSLY IDENTIFIED MATERIAL WEAKNESS

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

As part of A&F’s efforts to remediate the material weakness described above, new procedures have been designed and implemented to research and apply relevant accounting guidance regarding the classification of cash flow activities associated with new transaction types and to document A&F management’s conclusions with respect to such analysis. Based on the evidence obtained in validating the operating effectiveness of the implemented control, management has concluded that the previously disclosed material weakness has been remediated as of July 31, 2021.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended July 31, 2021 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

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

Item 1A. Risk Factors.

The Company’s risk factors as of July 31, 2021 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the second quarter of Fiscal 2021 that were not registered under the Securities Act of 1933, as amended.

The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen weeks ended July 31, 2021:

Period (fiscal month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (3)
May 2, 2021 through May 29, 2021	4,890	$43.32	—	8,922,785
May 30, 2021 through July 3, 2021	1,373,626	$42.23	1,372,073	7,550,712
July 4, 2021 through July 31, 2021	1,002,702	$41.97	1,001,899	6,548,813
Total	2,381,218	$42.13	2,373,972	6,548,813
(1)An aggregate of 7,246 shares of A&F’s Common Stock purchased during the thirteen weeks ended July 31, 2021 were withheld for tax payments due upon the vesting of employee restricted stock units and the exercise of employee stock appreciation rights.
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

10.1
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates (as amended effective June 9, 2021), incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed on June 10, 2021 (File No. 001-12107).

10.2
Offer Letter from Abercrombie & Fitch Co. to Samir Desai (including as Exhibit A thereto the Agreement entered into between Abercrombie & Fitch Management Co. and Samir Desai, effective as of May 20, 2021, the execution date by Abercrombie & Fitch Management Co.), executed by Mr. Desai on May 24, 2021. *

31.1
Certifications by Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certifications by Executive Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certifications by Chief Executive Officer (who serves as Principal Executive Officer) and Executive Vice President and Chief Financial Officer (who serves as Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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

Abercrombie & Fitch Co.

Date: September 8, 2021	By:	/s/ Scott Lipesky
Scott Lipesky
Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)