Form 10-Q
period 2021-10-30
ABERCROMBIE & FITCH CO /DE/
filed 2021-12-06
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2021
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Shares outstanding as of December 1, 2021
$0.01 Par Value	56,493,566

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$905,160	$819,653	$2,551,415	$2,003,340
Cost of sales, exclusive of depreciation and amortization	328,916	295,220	916,552	791,154
Gross profit	576,244	524,433	1,634,863	1,212,186
Stores and distribution expense	351,804	346,263	994,347	978,757
Marketing, general and administrative expense	146,269	121,000	391,129	326,509
Flagship store exit charges (benefits)	11	(8,063)	(1,177)	(12,490)
Asset impairment	6,749	6,329	10,199	57,340
Other operating (income) loss, net	(1,320)	288	(4,586)	(1,562)
Operating income (loss)	72,731	58,616	244,951	(136,368)
Interest expense, net	7,270	8,808	27,151	19,277
Income (loss) before income taxes	65,461	49,808	217,800	(155,645)
Income tax expense	16,383	5,779	15,560	38,565
Net income (loss)	49,078	44,029	202,240	(194,210)
Less: Net income attributable to noncontrolling interests	1,845	1,758	4,739	2,203
Net income (loss) attributable to A&F	$47,233	$42,271	$197,501	$(196,413)

Net income (loss) per share attributable to A&F
Basic	$0.80	$0.68	$3.24	$(3.14)
Diluted	$0.77	$0.66	$3.10	$(3.14)

Weighted-average shares outstanding
Basic	58,796	62,558	60,879	62,541
Diluted	61,465	63,877	63,770	62,541

Other comprehensive (loss) income
Foreign currency translation	$(5,629)	$2,142	$(8,889)	$5,477
Derivative financial instruments, net of tax	4,416	(5,234)	9,718	1,224
Other comprehensive (loss) income	(1,213)	(3,092)	829	6,701
Comprehensive income (loss)	47,865	40,937	203,069	(187,509)
Less: Comprehensive income attributable to noncontrolling interests	1,845	1,758	4,739	2,203
Comprehensive income (loss) attributable to A&F	$46,020	$39,179	$198,330	$(189,712)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.
Condensed Consolidated Balance Sheets
(Thousands, except par value amounts)
(Unaudited)

	October 30, 2021	January 30, 2021
Assets
Current assets:
Cash and equivalents	$865,622	$1,104,862
Receivables	83,447	83,857
Inventories	543,713	404,053
Other current assets	111,423	68,857
Total current assets	1,604,205	1,661,629
Property and equipment, net	516,176	550,587
Operating lease right-of-use assets	762,641	893,989
Other assets	229,512	208,697
Total assets	$3,112,534	$3,314,902
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$424,560	$289,396
Accrued expenses	355,149	396,365
Short-term portion of operating lease liabilities	209,812	248,846
Income taxes payable	39,900	24,792
Total current liabilities	1,029,421	959,399
Long-term liabilities:
Long-term portion of operating lease liabilities	764,346	957,588
Long-term borrowings, net	303,247	343,910
Other liabilities	97,191	104,693
Total long-term liabilities	1,164,784	1,406,191
Stockholders’ equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	406,305	401,283
Retained earnings	2,320,800	2,149,470
Accumulated other comprehensive loss, net of tax (“AOCL”)	(101,478)	(102,307)
Treasury stock, at average cost: 46,263 and 40,901 shares as of October 30, 2021 and January 30, 2021, respectively	(1,717,726)	(1,512,851)
Total Abercrombie & Fitch Co. stockholders’ equity	908,934	936,628
Noncontrolling interests	9,395	12,684
Total stockholders’ equity	918,329	949,312
Total liabilities and stockholders’ equity	$3,112,534	$3,314,902

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended October 30, 2021
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, July 31, 2021	59,691	$1,033	$399,891	$10,367	$2,275,009	$(100,265)	43,609	$(1,619,102)	$966,933
Net income	—	—	—	1,845	47,233	—	—	—	49,078
Purchase of Common Stock	(2,692)	—	—	—	—	—	2,692	(100,000)	(100,000)
Share-based compensation issuances and exercises	38	—	(918)	—	(1,442)	—	(38)	1,376	(984)
Share-based compensation expense	—	—	7,332	—	—	—	—	—	7,332
Derivative financial instruments, net of tax	—	—	—	—	—	4,416	—	—	4,416
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(5,629)	—	—	(5,629)
Distributions to noncontrolling interests, net	—	—	—	(2,817)	—	—	—	—	(2,817)
Ending balance at October 30, 2021	57,037	$1,033	$406,305	$9,395	$2,320,800	$(101,478)	46,263	$(1,717,726)	$918,329

	Thirteen Weeks Ended October 31, 2020
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, August 1, 2020	62,365	$1,033	$392,272	$7,929	$2,025,911	$(99,093)	40,935	$(1,514,442)	$813,610
Net income	—	—	—	1,758	42,271	—	—	—	44,029
Share-based compensation issuances and exercises	19	—	(436)	—	(661)	—	(19)	947	(150)
Share-based compensation expense	—	—	4,669	—	—	—	—	—	4,669
Derivative financial instruments, net of tax	—	—	—	—	—	(5,234)	—	—	(5,234)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	2,142	—	—	2,142
Distributions to noncontrolling interests, net	—	—	—	(262)	—	—	—	—	(262)
Ending balance at October 31, 2020	62,384	$1,033	$396,505	$9,425	$2,067,521	$(102,185)	40,916	$(1,513,495)	$858,804

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Thirty-nine Weeks Ended October 30, 2021
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, January 30, 2021	62,399	$1,033	$401,283	$12,684	$2,149,470	$(102,307)	40,901	$(1,512,851)	$949,312
Net income	—	—	—	4,739	197,501	—	—	—	202,240
Purchase of Common Stock	(6,143)	—	—	—	—	—	6,143	(235,249)	(235,249)
Share-based compensation issuances and exercises	781	—	(17,247)	—	(26,171)	—	(781)	30,374	(13,044)
Share-based compensation expense	—	—	22,269	—	—	—	—	—	22,269
Derivative financial instruments, net of tax	—	—	—	—	—	9,718	—	—	9,718
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(8,889)	—	—	(8,889)
Distributions to noncontrolling interests, net	—	—	—	(8,028)	—	—	—	—	(8,028)
Ending balance at October 30, 2021	57,037	$1,033	$406,305	$9,395	$2,320,800	$(101,478)	46,263	$(1,717,726)	$918,329

	Thirty-nine Weeks Ended October 31, 2020
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 1, 2020	62,786	$1,033	$404,983	$12,368	$2,313,745	$(108,886)	40,514	$(1,552,065)	$1,071,178
Net income (loss)	—	—	—	2,203	(196,413)	—	—	—	(194,210)
Purchase of Common Stock	(1,397)	—	—	—	—	—	1,397	(15,172)	(15,172)
Dividends ($0.20 per share)	—	—	—	—	(12,556)	—	—	—	(12,556)
Share-based compensation issuances and exercises	995	—	(22,053)	—	(37,255)	—	(995)	53,742	(5,566)
Share-based compensation expense	—	—	13,575	—	—	—	—	—	13,575
Derivative financial instruments, net of tax	—	—	—	—	—	1,224	—	—	1,224
Foreign currency translation adjustments, net of tax	—	—	—	—	—	5,477	—	—	5,477
Distributions to noncontrolling interests, net	—	—	—	(5,146)	—	—	—	—	(5,146)
Ending balance at October 31, 2020	62,384	$1,033	$396,505	$9,425	$2,067,521	$(102,185)	40,916	$(1,513,495)	$858,804

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Cash Flows
(Thousands)
(Unaudited)

	Thirty-nine Weeks Ended
		As Restated
	October 30, 2021	October 31, 2020
Operating activities
Net income (loss)	$202,240	$(194,210)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	107,787	127,248
Asset impairment	10,199	57,340
Loss on disposal	3,500	7,586
(Benefit) provision for deferred income taxes	(32,931)	27,432
Share-based compensation	22,269	13,575
Loss on extinguishment of debt	5,347	—
Changes in assets and liabilities:
Inventories	(140,393)	(109,665)
Accounts payable and accrued expenses	81,793	186,806
Operating lease right-of-use assets and liabilities	(105,046)	(41,976)
Income taxes	15,061	(7,168)
Other assets	(34,884)	30,403
Other liabilities	(3,655)	11,523
Net cash provided by operating activities	131,287	108,894
Investing activities
Purchases of property and equipment	(62,223)	(91,748)
Withdrawal of funds from Rabbi Trust assets	—	50,000
Net cash used for investing activities	(62,223)	(41,748)
Financing activities
Proceeds from issuance of senior secured notes	—	350,000
Purchase of senior secured notes	(46,969)	—
Proceeds from borrowings under the senior secured asset-based revolving credit facility	—	210,000
Repayment of borrowings under the term loan facility	—	(233,250)
Repayment of borrowings under the senior secures asset-based revolving credit facility	—	(210,000)
Payment of debt issuance or modification costs and fees	(2,016)	(7,151)
Purchases of Common Stock	(235,249)	(15,172)
Dividends paid	—	(12,556)
Other financing activities	(20,124)	(11,742)
Net cash (used for) provided by financing activities	(304,358)	70,129
Effect of foreign currency exchange rates on cash	(8,560)	2,269
Net (decrease) increase in cash and equivalents, and restricted cash and equivalents	(243,854)	139,544
Cash and equivalents, and restricted cash and equivalents, beginning of period	1,124,157	692,264
Cash and equivalents, and restricted cash and equivalents, end of period	$880,303	$831,808
Supplemental information related to non-cash activities
Purchases of property and equipment not yet paid at end of period	$31,561	$26,554
Operating lease right-of-use assets additions, net of terminations, impairments and other reductions	$26,473	$(41,305)
Supplemental information related to cash activities
Cash paid for interest	$14,950	$9,182
Cash paid for income taxes	$39,081	$10,412
Cash received from income tax refunds	$1,240	$4,001
Cash paid for amounts included in measurement of operating lease liabilities, net of abatements	$312,854	$224,827

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

The Company has interests in an Emirati business venture and in a Kuwaiti business venture with Majid al Futtaim Fashion L.L.C. (“MAF”) and in a United States of America (the “U.S.”) business venture with Dixar L.L.C. (“Dixar”), each of which meets the definition of a variable interest entity (“VIE”). The purpose of these business ventures with MAF is to operate stores in the United Arab Emirates and Kuwait and the purpose of the business venture with Dixar is to hold the intellectual property related to the Social Tourist brand. The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the operating results, assets and liabilities of these VIEs, with the noncontrolling interests’ (“NCI”) portions of net income presented as net income attributable to NCI on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and the NCI portion of stockholders’ equity presented as NCI on the Condensed Consolidated Balance Sheets.

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

Interim financial statements

The Condensed Consolidated Financial Statements as of October 30, 2021, and for the thirteen and thirty-nine week periods ended October 30, 2021 and October 31, 2020, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements. Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2020 filed with the SEC on March 29, 2021. The January 30, 2021 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”).

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2021.

Use of estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved with estimates, actual results may differ. The extent to which the current outbreak of coronavirus disease (“COVID-19”) continues to impact the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the duration and spread of COVID-19 and the emergence of new variants, such as the Delta and Omicron variants, of coronavirus, the availability and acceptance of effective vaccines, boosters or medical treatments, the impact of COVID-19 on the length or frequency of store closures, and the extent to which COVID-19 impacts worldwide macroeconomic conditions including interest rates, the speed of the economic recovery, and governmental, business and consumer reactions to the pandemic. The Company’s assessment of these, as well as other factors, could impact management's estimates and result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Recent accounting pronouncements

The Company reviews recent accounting pronouncements on a quarterly basis and has excluded discussion of those not applicable to the Company and those that did not have, or are not expected to have, a material impact on the Company’s consolidated financial statements.

Restatement of previously issued financial information

As previously disclosed within “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’s Fiscal 2020 Form 10-K, a classification error was identified within the Company’s Condensed Consolidated Statements of Cash Flows in the Condensed Consolidated Financial Statements as of and for the periods ended May 2, 2020, August 1, 2020, and October 31, 2020, related to the presentation of the withdrawal of excess funds from the Company’s Rabbi Trust that occurred during the fiscal quarter ended May 2, 2020. This withdrawal of $50.0 million was originally presented incorrectly as a cash inflow from operating activities, rather than as a cash inflow from investing activities. The effects of the classification error on the Condensed Consolidated Statement of Cash Flows were disclosed in “Note 21. Correction of Error in Previously Reported Interim Financial Statements (Unaudited)” of the Notes to Consolidated Financial Statements included within “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of A&F’’s Fiscal 2020 Form 10-K. The effects of the classification error on the Condensed Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 31, 2020 is shown in the table below.

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

The Company’s Condensed Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 31, 2020 included within this Quarterly Report on Form 10-Q has been restated to reflect the correction of this error.

Condensed Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

(in thousands)	Location	October 30, 2021	January 30, 2021	October 31, 2020	February 1, 2020
Cash and equivalents	Cash and equivalents	$865,622	$1,104,862	$812,881	$671,267
Long-term restricted cash and equivalents	Other assets	11,401	14,814	14,633	18,696
Short-term restricted cash and equivalents	Other current assets	3,280	4,481	4,294	2,301
Cash and equivalents and restricted cash and equivalents		$880,303	$1,124,157	$831,808	$692,264

3. IMPACT OF COVID-19

In March 2020, the COVID-19 outbreak was declared to be a global pandemic by the World Health Organization. In response to COVID-19, certain governments imposed travel restrictions and local statutory quarantines and the Company experienced widespread temporary store closures. The Company has seen, and may continue to see, material adverse impacts as a result of COVID-19. The extent of future impacts of COVID-19 on the Company’s business, including the duration and impact on overall customer demand, are uncertain as current circumstances are dynamic and depend on future developments, including, but not limited to, the duration and spread of COVID-19, the emergence of new variants of coronavirus, such as the Delta and Omicron variants, and the availability and acceptance of effective vaccines, boosters or medical treatments.

During the thirteen and thirty-nine weeks ended October 31, 2020, the Company experienced a material adverse impact to net sales across brands and regions as a result of widespread temporary store closures in response to COVID-19, which was not offset by year-over-year digital sales growth. During the thirteen and thirty-nine weeks ended October 30, 2021, the vast majority of Company-operated stores were fully open for in-store service. As of October 30, 2021, there were no COVID-19 related store closures of Company-operated stores, although additional temporary store closures have subsequently been mandated in certain parts of the Europe, Middle East and Africa (“EMEA”) region in response to COVID-19. During periods of temporary store closures, reductions in revenue have not been offset by proportional decreases in expense, as the Company continues to incur store occupancy costs such as operating lease costs, net of rent abatements agreed upon during the period, depreciation expense, and certain other costs such as compensation, net of government payroll relief, and administrative expenses resulting in a negative effect on the relationship between the Company’s costs and revenues.

During the thirteen weeks ended May 2, 2020, the Company recognized $14.8 million of charges to reduce the carrying value of inventory, primarily as a result of COVID-19 and the temporary closure of the Company’s stores, in cost of sales, exclusive of depreciation and amortization on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Further negative developments in the COVID-19 pandemic could result in additional charges to reduce the carrying value of inventory.

As a result of COVID-19, the Company has suspended certain rent payments for periods of store closures, and continues to engage with its landlords to find a mutually beneficial and agreeable path forward. As of October 30, 2021 and January 30, 2021, the Company had $16.5 million and $24.2 million, respectively, related to suspended rent payments classified within accrued expenses on the Condensed Consolidated Balance Sheets. The Company obtained rent abatements of $1.7 million and $14.6 million, respectively, during the thirteen and thirty-nine weeks ended October 30, 2021, and $1.9 million and $18.9 million, respectively, during the thirteen and thirty-nine weeks ended October 31, 2020. All of the benefits related to these abatements were recognized within variable lease cost during the applicable periods.

During the thirteen weeks ended October 30, 2021 and October 31, 2020, the Company recognized qualified payroll-related credits reducing payroll expenses by approximately $0.6 million and $2.8 million, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Income. During the thirty-nine weeks ended October 30, 2021 and October 31, 2020, the Company recognized qualified payroll-related credits reducing payroll expenses by approximately $5.4 million and $14.7 million, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). There are also instances where governments have provided wage subsidies through direct payments to the Company’s associates. In these instances, no benefits are recognized on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), but the Company does see a reduction in expense incurred. The Company also intends to continue to defer qualified payroll and other tax payments as permitted by applicable government laws and regulations.

The Company has recognized asset impairment charges related to the Company’s operating lease right-of-use assets and property and equipment, which are principally the result of the impact of COVID-19 on store cash flows. Refer to Note 9, “ASSET IMPAIRMENT,” for additional information.

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

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of October 30, 2021, January 30, 2021, October 31, 2020 and February 1, 2020:

(in thousands)	October 30, 2021	January 30, 2021	October 31, 2020	February 1, 2020
Gift card liability	$30,815	$28,561	$22,910	$28,844
Loyalty program liability	$21,964	$20,426	$19,640	$23,051

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Revenue associated with gift card redemptions and gift card breakage	$17,801	$11,717	$51,310	$32,792
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	$12,075	$9,686	$31,525	$23,377

5. NET INCOME (LOSS) PER SHARE

Net income (loss) per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of Class A Common Stock (“Common Stock”). Additional information pertaining to net income (loss) per share attributable to A&F follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Weighted-average treasury shares	(44,504)	(40,742)	(42,421)	(40,759)
Weighted-average — basic shares	58,796	62,558	60,879	62,541
Dilutive effect of share-based compensation awards	2,669	1,319	2,891	—
Weighted-average — diluted shares	61,465	63,877	63,770	62,541
Anti-dilutive shares (1)	1,228	1,828	1,212	1,988
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

The three levels of the hierarchy and the distribution of the Company’s assets and liabilities that were measured at fair value on a recurring basis, as of October 30, 2021 and January 30, 2021, were as follows:

	Assets and Liabilities at Fair Value as of October 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$42,307	$46,622	$—	$88,929
Derivative instruments (2)	—	5,082	—	5,082
Rabbi Trust assets (3)	1	61,917	—	61,918
Restricted cash equivalents (1)	3,104	5,115	—	8,219
Total assets	$45,412	$118,736	$—	$164,148

Liabilities:
Derivative instruments (2)	$—	$86	$—	$86
Total liabilities	$—	$86	$—	$86

	Assets and Liabilities at Fair Value as of January 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$296,279	$11,589	$—	$307,868
Derivative instruments (2)	—	79	—	79
Rabbi Trust assets (3)	1	60,789	—	60,790
Restricted cash equivalents (1)	2,943	7,775	—	10,718
Total assets	$299,223	$80,232	$—	$379,455

Liabilities:
Derivative instruments (2)	$—	$4,694	$—	$4,694
Total liabilities	$—	$4,694	$—	$4,694

(1)    Level 1 assets consisted of investments in money market funds and U.S. treasury bills. Level 2 assets consisted of time deposits.
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

Fair value of long-term borrowings

The Company’s borrowings under the Senior Secured Notes are carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. The carrying amount and fair value of the Company’s long-term gross borrowings were as follows:

(in thousands)	October 30, 2021	January 30, 2021
Gross borrowings outstanding, carrying amount	$307,730	$350,000
Gross borrowings outstanding, fair value	$332,641	$389,813

7. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

(in thousands)	October 30, 2021	January 30, 2021
Property and equipment, at cost	$2,490,552	$2,488,957
Less: Accumulated depreciation and amortization	(1,974,376)	(1,938,370)
Property and equipment, net	$516,176	$550,587

Refer to Note 9, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020.

8. LEASES

The Company is a party to leases related to its Company-operated retail stores as well as for certain of its distribution centers, office space, information technology and equipment.

The following table provides a summary of the Company’s operating lease costs for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Single lease cost (1)	$66,969	$83,743	$207,046	$264,932
Variable lease cost (2)	26,409	14,428	68,875	61,763
Operating lease right-of-use asset impairment (3)	5,512	3,979	8,216	44,397
Sublease income (4)	(1,068)	—	(3,256)	—
Total operating lease cost	$97,822	$102,150	$280,881	$371,092
(1)Included amortization and interest expense associated with operating lease right-of-use assets and the impact from remeasurement of operating lease liabilities.
(2)Included variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on net sales performance, and payments related to taxes, insurance, and maintenance costs, as well as the benefit of $1.7 million and $14.6 million of rent abatements during the thirteen and thirty-nine weeks ended October 30, 2021 related to the effects of the COVID-19 pandemic that resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract. The benefit related to rent abatements recognized during the thirteen and thirty-nine weeks ended October 31, 2020 was $1.9 million and $18.9 million respectively.
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

The Company has suspended rent payments for a number of stores that were closed as a result of COVID-19, and has been successful in obtaining certain rent abatements and landlord concessions of rent payable. Refer to Note 3. “IMPACT OF COVID-19”, for additional details.

As of October 30, 2021, the Company had minimum commitments related to additional operating lease contracts the terms of which have not yet commenced, primarily for its Company-operated retail stores, of approximately $8.7 million.

9. ASSET IMPAIRMENT

Asset impairment charges for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020 were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Operating lease right-of-use asset impairment	$5,512	$3,979	$8,216	$44,397
Property and equipment asset impairment	1,237	2,350	1,983	12,943
Total asset impairment	$6,749	$6,329	$10,199	$57,340

Asset impairment charges for the thirteen and thirty-nine weeks ended October 30, 2021 related to certain of the Company’s stores across brands, geographies and store formats. The impairment charges for the thirty-nine weeks ended October 30, 2021 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $19.5 million, including $17.0 million related to operating lease right-of-use assets.

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

10. INCOME TAXES

The quarterly provision for income taxes is based on the current estimate of the annual effective income tax rate and the tax effect of discrete items occurring during the quarter. The Company’s quarterly provision and the estimate of the annual effective tax rate are subject to significant variation due to several factors. These factors include variability in the pre-tax jurisdictional mix of earnings, changes in how the Company does business including entering into new businesses or geographies, changes in foreign currency exchange rates, changes in laws, regulations, interpretations and administrative practices, relative changes in expenses or losses for which tax benefits are not recognized and the impact of discrete items. In addition, jurisdictions where the Company anticipates an ordinary loss for the fiscal year for which the Company does not anticipate future tax benefits are excluded from the overall computation of estimated annual effective tax rate and no tax benefits are recognized in the period related to losses in such jurisdictions. The impact of these items on the effective tax rate will be greater at lower levels of pre-tax earnings.

Impact of valuation allowances and other tax charges

During the thirteen weeks ended October 30, 2021, as a result of the improvement seen in business conditions, the Company recognized $3.5 million of tax benefits due to the expected utilization of deferred tax assets against projected pre-tax income for the full fiscal year, primarily in the U.S. and Germany, based on information available, on which a valuation allowance had previously been established.

During the thirty-nine weeks ended October 30, 2021, as a result of the improvement seen in business conditions, the Company recognized $23.4 million of discrete tax benefits due to the release of valuation allowances, primarily in the U.S. and Germany, and a discrete tax benefit of $3.9 million due to a rate change in the U.K. The Company also recognized $13.6 million of tax benefits due to the expected utilization of deferred tax assets against projected pre-tax income for the full fiscal year, primarily in the U.S. and Germany, based on information available, on which a valuation allowance has previously been established.

During the thirty-nine weeks ended October 31, 2020, the Company recognized $77.4 million of tax charges, ultimately giving rise to income tax expense on a consolidated pre-tax year-to-date loss. Further details regarding these adverse tax impacts are as follows:
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

Share-based compensation

Refer to Note 12, “SHARE-BASED COMPENSATION,” for details on income tax benefits and charges related to share-based compensation awards during the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020.

11. BORROWINGS

Details on the Company’s long-term borrowings, net, as of October 30, 2021 and January 30, 2021 are as follows:

(in thousands)	October 30, 2021	January 30, 2021
Long-term portion of borrowings, gross at carrying amount	$307,730	$350,000
Unamortized fees	(4,483)	(6,090)
Long-term borrowings, net	$303,247	$343,910

Senior Secured Notes

On July 2, 2020, Abercrombie & Fitch Management Co. (“A&F Management”), a wholly-owned indirect subsidiary of A&F, completed the private offering of the Senior Secured Notes, with $350.0 million aggregate principal amount due in 2025, at an offering price of 100% of the principal amount thereof and bearing interest at a rate of 8.75% per annum, with semi-annual interest payments which began in January 2021. The Senior Secured Notes were issued pursuant to an indenture, dated as of July 2, 2020, by and among A&F Management, A&F and certain of A&F’s wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association, as trustee, and as collateral agent. During the thirty-nine weeks ended October 30, 2021, A&F Management purchased $42.3 million of its outstanding Senior Secured Notes and incurred $5.3 million of loss on extinguishment of debt, comprised of a premium of $4.7 million and the write-off of unamortized fees of $0.6 million, in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The Company did not have any borrowings outstanding under the ABL Facility as of October 30, 2021 or as of January 30, 2021.

As of October 30, 2021, availability under the ABL Facility was $301.0 million, net of $0.8 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility, borrowing capacity available to the Company under the ABL Facility was $270.8 million as of October 30, 2021.

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

The Company was in compliance with all debt covenants under these agreements as of October 30, 2021.

12. SHARE-BASED COMPENSATION

Financial statement impact

The following table details share-based compensation expense and the related income tax impacts for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Share-based compensation expense	$7,332	$4,669	$22,269	$13,575
Income tax benefit associated with share-based compensation expense recognized (1)	$806	$—	$2,492	$—
(1)    No income tax benefit was recognized during the thirteen and thirty-nine weeks ended October 31, 2020 due to the establishment of a valuation allowance.

The following table details discrete income tax benefits and charges related to share-based compensation awards during the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Income tax discrete benefits realized for tax deductions related to the issuance of shares (1)	$150	$—	$4,166	$—
Income tax discrete charges realized upon cancellation of stock appreciation rights (1)	—	—	(3)	—
Total income tax discrete benefits related to share-based compensation awards (1)	$150	$—	$4,163	$—
(1)    No income tax discrete charges were recognized during the thirteen and thirty-nine weeks ended October 31, 2020 due to the establishment of a valuation allowance.

The following table details the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Employee tax withheld upon issuance of shares (1)	$984	$150	$13,044	$5,566
(1)    Classified within other financing activities on the Condensed Consolidated Statements of Cash Flows.

Restricted stock units

The following table summarizes activity for restricted stock units for the thirty-nine weeks ended October 30, 2021:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at January 30, 2021	3,037,098	$11.62	297,216	$22.43	721,879	$21.46
Granted	725,926	32.73	157,645	32.09	78,827	56.99
Adjustments for performance achievement	—	—	(106,715)	21.31	(6,084)	33.69
Vested	(1,081,929)	12.23	—	—	(100,634)	33.69
Forfeited	(98,340)	16.89	(7,997)	29.92	(13,804)	25.13
Unvested at October 30, 2021 (1)	2,582,755	$17.10	340,149	$27.08	680,184	$22.81
(1)    Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can be achieved at up to 200% of their target vesting amount.

The following table details unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units as of October 30, 2021:

(in thousands)	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost	$33,405	$8,532	$8,047
Remaining weighted-average period cost is expected to be recognized (years)	1.3	1.2	1.0

Additional information pertaining to restricted stock units for the thirty-nine weeks ended October 30, 2021 and October 31, 2020 follows:

(in thousands)	October 30, 2021	October 31, 2020
Service-based restricted stock units:
Total grant date fair value of awards granted	$23,760	$19,541
Total grant date fair value of awards vested	$13,232	$13,769

Performance-based restricted stock units:
Total grant date fair value of awards granted	$5,059	$—
Total grant date fair value of awards vested	$—	$4,635

Market-based restricted stock units:
Total grant date fair value of awards granted	$4,492	$8,443
Total grant date fair value of awards vested	$3,390	$4,132

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the thirty-nine weeks ended October 30, 2021 and October 31, 2020 were as follows:

	October 30, 2021	October 31, 2020
Grant date market price	$36.15	$12.31
Fair value	$56.99	$16.24
Assumptions:
Price volatility	65%	67%
Expected term (years)	2.5	2.4
Risk-free interest rate	0.3%	0.2%
Dividend yield	—%	—%
Average volatility of peer companies	76.0%	66.0%
Average correlation coefficient of peer companies	0.5130	0.4967

Stock appreciation rights

The following table summarizes stock appreciation rights activity for the thirty-nine weeks ended October 30, 2021:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (years)
Outstanding at January 30, 2021	384,757	$33.04
Granted	—	—
Exercised	(109,768)	26.78
Forfeited or expired	(34,150)	54.87
Outstanding at October 30, 2021	240,839	$32.80	$2,258,144	2.6
Stock appreciation rights exercisable at October 30, 2021	240,839	$32.80	$2,258,144	2.6

No stock appreciation rights were exercised during the thirty-nine weeks ended October 31, 2020. Information pertaining to stock appreciation rights exercised during the thirty-nine weeks ended October 30, 2021 follows:

(in thousands)	October 30, 2021
Total grant date fair value of awards exercised	$1,042

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

As of October 30, 2021, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory sales, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount (1)
Euro	$132,850
British pound	$80,441
Canadian dollar	$20,621
Japanese yen	$8,328
(1)    Amount reported is the U.S. Dollar notional amount outstanding as of October 30, 2021.

The fair value of derivative instruments is valued using quoted market prices of the same or similar instruments, adjusted for counterparty risk. The location and amounts of derivative fair values of foreign currency exchange forward contracts on the Condensed Consolidated Balance Sheets as of October 30, 2021 and January 30, 2021 were as follows:

(in thousands)	Location	October 30, 2021	January 30, 2021	Location	October 30, 2021	January 30, 2021
Derivatives designated as cash flow hedging instruments	Other current assets	$5,082	$79	Accrued expenses	$86	$4,694
Derivatives not designated as hedging instruments	Other current assets	—	—	Accrued expenses	—	—
Total		$5,082	$79		$86	$4,694

Information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020 follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Gain recognized in AOCL (1)	$4,589	$93	$6,818	$12,328
Gain (loss) reclassified from AOCL to cost of sales, exclusive of depreciation and amortization (2)	$141	$5,327	$(3,010)	$11,104
(1)Amount represents the change in fair value of derivative contracts. As a result of COVID-19, there was a significant change in the expected timing of previously hedged intercompany sales transactions, resulting in a dedesignation of the related hedge instruments during the thirty-nine weeks ended October 31, 2020. At the time of dedesignation of these hedges, they were in a net gain position of approximately $12.6 million. Due to the extenuating circumstances leading to dedesignation, gains associated with these hedges at the time of dedesignation were deferred in AOCL until being reclassified into cost of goods sold, exclusive of depreciation and amortization when the originally forecasted transactions occurred and the hedged items affected earnings. Subsequent to the dedesignation of these hedges, these hedge contracts were settled in Fiscal 2020.
(2)Amount represents gain (loss) reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the hedged item affects earnings, which is when merchandise is converted to cost of sales, exclusive of depreciation and amortization.

Substantially all of the unrealized gain will be recognized in costs of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the next twelve months.

Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020 follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Gain (loss) recognized in other operating income, net	$487	$—	$324	$742

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

For the thirteen and thirty-nine weeks ended October 30, 2021, the activity in AOCL was as follows:

	Thirteen Weeks Ended October 30, 2021
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at July 31, 2021	$(101,032)	$767	$(100,265)
Other comprehensive (loss) income before reclassifications	(5,629)	4,589	(1,040)
Reclassified gain from AOCL (1)	—	(141)	(141)
Tax effect	—	(32)	(32)
Other comprehensive (loss) income after reclassifications	(5,629)	4,416	(1,213)
Ending balance at October 30, 2021	$(106,661)	$5,183	$(101,478)

	Thirty-nine Weeks Ended October 30, 2021
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 30, 2021	$(97,772)	$(4,535)	$(102,307)
Other comprehensive (loss) income before reclassifications	(8,889)	6,818	(2,071)
Reclassified loss from AOCL (1)	—	3,010	3,010
Tax effect	—	(110)	(110)
Other comprehensive (loss) income after reclassifications	(8,889)	9,718	829
Ending balance at October 30, 2021	$(106,661)	$5,183	$(101,478)

(1)    Amount represents (gain) loss reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

For the thirteen and thirty-nine weeks ended October 31, 2020, the activity in AOCL was as follows:

	Thirteen Weeks Ended October 31, 2020
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at August 1, 2020	$(106,632)	$7,539	$(99,093)
Other comprehensive income before reclassifications	2,142	93	2,235
Reclassified gain from AOCL (1)	—	(5,327)	(5,327)
Other comprehensive income (loss) after reclassifications (2)	2,142	(5,234)	(3,092)
Ending balance at October 31, 2020	$(104,490)	$2,305	$(102,185)

	Thirty-nine Weeks Ended October 31, 2020
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 1, 2020	$(109,967)	$1,081	$(108,886)
Other comprehensive income before reclassifications	5,477	12,328	17,805
Reclassified gain from AOCL (1)	—	(11,104)	(11,104)
Other comprehensive income after reclassifications (2)	5,477	1,224	6,701
Ending balance at October 31, 2020	$(104,490)	$2,305	$(102,185)

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

The Company’s net sales by operating segment for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020 were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Hollister	$522,311	$476,665	$1,479,202	$1,178,925
Abercrombie	382,849	342,988	1,072,213	824,415
Total	$905,160	$819,653	$2,551,415	$2,003,340

Net sales by geographic area are presented by attributing revenues to an individual country on the basis of the country in which the merchandise was sold for in-store purchases and on the basis of the shipping location provided by customers for digital orders. The Company’s net sales by geographic area for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020 were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
U.S.	$654,858	$557,814	$1,810,471	$1,339,347
EMEA	179,156	190,214	528,998	474,165
APAC (1)	38,215	43,618	125,489	117,768
Other	32,931	28,007	86,457	72,060
International	$250,302	$261,839	$740,944	$663,993
Total	$905,160	$819,653	$2,551,415	$2,003,340
(1)    Asia-Pacific Region (“APAC”)

16. FLAGSHIP STORE EXIT CHARGES (BENEFITS)

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

The Company recognizes impacts related to the exit of its flagship stores in flagship store exit charges (benefits) on the Consolidated Statements of Operations and Comprehensive Income (Loss). Details of the charges (benefits) recognized during the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020 related to this initiative follow:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Operating lease cost	—	(1,729)	(841)	(6,959)
Gain on lease assignment	—	(5,237)	—	(5,237)
Asset disposals and other store-closure benefits (1)	—	(405)	(514)	(3,610)
Employee severance and other employee transition costs (benefits)	11	(692)	178	3,316
Total flagship store exit charges (benefits)	$11	$(8,063)	$(1,177)	$(12,490)
(1)    Amounts represent costs incurred or benefits realized associated with returning the store to its original condition, including updated estimates to previously established accruals for asset retirement obligations and costs to remove inventory and store assets.

During the thirteen weeks ended May 1, 2021, the Company finalized an agreement with and paid its landlord partner to settle all remaining obligations related to the SoHo Hollister flagship store in New York City, which closed during the second quarter of Fiscal 2019. Prior to this new agreement, the Company was required to make payments in aggregate of $80.1 million pursuant to the lease agreements through the fiscal year ending January 30, 2029 (“Fiscal 2028”). The new agreement resulted in an acceleration of payments and provided for a discount resulting in a reduction of operating lease liabilities of $65.0 million and a cash outflow of $63.8 million to settle all remaining obligations related to this location. This cash outflow was classified within operating lease right-of-use assets and liabilities within operating activities on the Condensed Consolidated Statement of Cash Flows during the thirty-nine weeks ended October 30, 2021. The Company recognized a gain of $0.9 million in flagship store exit benefits on the Consolidated Statement of Operations and Comprehensive Income (Loss) related to this transaction.

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

17. SUBSEQUENT EVENTS

In November 2021, the A&F Board of Directors approved a new share repurchase program of $500 million of outstanding common stock, replacing the prior 2021 share repurchase program of 10.0 million shares, which had approximately 3.9 million shares remaining. The timing and actual number of common shares to be repurchased will depend on market conditions, eligibility to trade, and other factors.

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

•Current Trends and Outlook. This section provides a discussion related to certain of the Company’s focus areas for the current fiscal year and discussion of certain risks and challenges, such as COVID-19, as well as a summary of the Company’s performance for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020.

•Results of Operations. This section provides an analysis of certain components of the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020.

•Liquidity and Capital Resources. This section provides a discussion of the Company’s expected primary sources and uses of cash, financial condition and liquidity as of October 30, 2021, which includes (i) an analysis of financial condition as compared to January 30, 2021; (ii) an analysis of changes in cash flows for the thirty-nine weeks ended October 30, 2021 as compared to the thirty-nine weeks ended October 31, 2020; and (iii) an analysis of liquidity, including discussion related to the Company’s Senior Secured Notes and ABL Facility, the Company’s share repurchase and dividend programs, and outstanding debt and covenant compliance.

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
•We rely on the experience and skills of our executive officers and associates, and the failure to attract or retain this talent, effectively manage succession, and establish a diverse workforce could have a material adverse impact on our business; and
•In the past, we have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future. If we fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

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

CURRENT TRENDS AND OUTLOOK

Focus areas for Fiscal 2021

The Company remains committed to, and confident in, its long-term vision of being and becoming a digitally-led global omnichannel apparel retailer and continues to evaluate opportunities to make progress against initiatives that support this vision.

The Company entered Fiscal 2021 on offense, and has made progress towards recouping COVID-19 driven sales losses. Reflecting ongoing global uncertainty, the Company plans to continue to actively manage inventories, optimize its distribution center capacity for digital demand and tightly manage expenses.

The following focus areas for Fiscal 2021 serve as a framework to the Company achieving sustainable long-term operating margin expansion:
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

Global Store Network Optimization

As part of its ongoing global store network optimization initiative and stated goal of repositioning from larger format, tourist-dependent flagship locations to smaller, omni-enabled stores that cater to local customers, the Company closed its Abercrombie & Fitch brand Orchard Road, Singapore flagship location during the first quarter of Fiscal 2021. This leaves the Company with six operating flagships at the end of the third quarter of Fiscal 2021, down from seven at the beginning of Fiscal 2021 and 15 at the beginning of Fiscal 2020.

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

Additional details related to store count and gross square footage follow:

	Hollister (1)		Abercrombie (2)		Total Company (3)
	U.S.	International	U.S.	International	U.S.	International	Total
Number of stores:
January 30, 2021	347	150	190	48	537	198	735
New	9	5	6	3	15	8	23
Permanently closed	(1)	(4)	(15)	(3)	(16)	(7)	(23)
October 30, 2021	355	151	181	48	536	199	735
Gross square footage (in thousands):
October 30, 2021	2,344	1,204	1,224	387	3,568	1,591	5,159
(1)Hollister includes the Company’s Hollister and Gilly Hicks brands. Locations with Gilly Hicks carveouts within Hollister stores are represented as a single store count. Excludes 10 international franchise stores as of October 30, 2021, and 9 international franchise stores as of January 30, 2021. Excludes 14 and 12 Company-operated temporary stores as of October 30, 2021 and January 30, 2021, respectively.
(2)Abercrombie includes the Company's Abercrombie & Fitch and abercrombie kids brands. Locations with abercrombie kids carveouts within Abercrombie & Fitch stores are represented as a single store count. Excludes 13 international franchise stores as of October 30, 2021 and 10 international franchise stores as of January 30, 2021. Excludes four and two Company-operated temporary stores as of October 30, 2021 and January 30, 2021, respectively.
(3)This store count excludes one international third-party operated multi-brand outlet store as of each of October 30, 2021 and January 30, 2021.

COVID-19

In March 2020, the COVID-19 outbreak was declared to be a global pandemic by the World Health Organization. In response to COVID-19, certain governments imposed travel restrictions and local statutory quarantines and the Company experienced widespread temporary store closures. As of October 30, 2021, all Company-operated stores were fully open for in-store service. The extent of future impacts of COVID-19 on the Company’s business, including the duration and impact on overall customer demand, are uncertain as current circumstances are dynamic and depend on future developments, including, but not limited to, the duration and spread of COVID-19, the emergence of new variants of coronavirus, such as the Delta and Omicron variants, and the availability and acceptance of effective vaccines, boosters or medical treatments. The Company plans to follow the guidance of local governments to evaluate whether further store closures will be necessary.

Total net sales increased approximately 10% and 27% for the thirteen and thirty-nine weeks ended October 30, 2021 as compared to the thirteen and thirty-nine weeks ended October 31, 2020 driven largely by increased store foot traffic relative to last year which was impacted by widespread temporary store closures due to COVID-19. Digital net sales increased approximately 8% and increased 14% for the thirteen and thirty-nine weeks ended October 30, 2021 as compared to the thirteen and thirty-nine weeks ended October 31, 2020. Digital net sales remained highly penetrated, representing 46% and 47% of total net sales for the thirteen and thirty-nine weeks ended October 30, 2021.

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

COVID-19 has also caused disruptions to global supply chains, including temporary closures of factories. The inability to receive inventory in a timely manner could cause delays in responding to customer demand and adversely affect sales. In addition, the Company has seen and expects to continue to see inflationary pressures affecting the Company’s transportation costs. In order to mitigate the risk associated with supply chain constraints, the Company has taken and expects to continue to take actions to manage through the disruption, including shipping inventory by air and shifting production as necessary and where possible, which adversely impacted the Company during the thirteen weeks ended October 30, 2021, and is likely to continue to cause increased inventory costs related to freight. It is possible that responses to extended factory closures and transportation delays are not adequate to mitigate their impact, and that these events could adversely affect the business and results of operations.

For a discussion of material risks that have the potential to cause our actual results to differ materially from our expectations, refer to the disclosures under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2020.

Summary of results
A summary of results for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020 follows:

	GAAP		Non-GAAP (1)
(in thousands, except change in net sales, gross profit rate, operating income (loss) margin and per share amounts)	October 30, 2021 (2)	October 31, 2020 (3)	October 30, 2021 (2)	October 31, 2020 (3)
Thirteen Weeks Ended
Net sales	$905,160	$819,653
Change in net sales	10.4%	(17.0)%
Gross profit rate	63.7%	64.0%
Operating income	$72,731	$58,616	$79,480	$64,945
Operating income margin	8.0%	7.2%	8.8%	7.9%
Net income attributable to A&F	$47,233	$42,271	$52,607	$48,231
Net income per diluted share attributable to A&F	$0.77	$0.66	$0.86	$0.76
Thirty-nine Weeks Ended
Net sales	$2,551,415	$2,003,340
Change in net sales	27.4%	(24.8)%
Gross profit rate	64.1%	60.5%
Operating income (loss)	$244,951	$(136,368)	$255,150	$(79,028)
Operating income (loss) margin	9.6%	(6.8)%	10.0%	(3.9)%
Net income (loss) attributable to A&F	$197,501	$(196,413)	$205,652	$(142,708)
Net income (loss) per diluted share attributable to A&F	$3.10	$(3.14)	$3.22	$(2.28)
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

Certain components of the Company’s Condensed Consolidated Balance Sheets as of October 30, 2021 and January 30, 2021 were as follows:

(in thousands)	October 30, 2021	January 30, 2021
Cash and equivalents	$865,622	$1,104,862
Gross long-term borrowings outstanding, carrying amount	$307,730	$350,000
Inventories	$543,713	$404,053

Certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods ended October 30, 2021 and October 31, 2020 were as follows:

(in thousands)	October 30, 2021	October 31, 2020
Net cash provided by operating activities	$131,287	$108,894
Net cash used for investing activities	$(62,223)	$(41,748)
Net cash (used for) provided by financing activities	$(304,358)	$70,129

RESULTS OF OPERATIONS

The estimated basis point (“BPS”) change disclosed throughout this Results of Operations has been rounded based on the change in the percentage of net sales.

Net sales

The Company’s net sales by operating segment for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020 were as follows:

	Thirteen Weeks Ended
(in thousands)	October 30, 2021	October 31, 2020	$ Change	% Change
Hollister (1)	$522,311	$476,665	$45,646	10%
Abercrombie (2)	382,849	342,988	39,861	12%
Total	$905,160	$819,653	$85,507	10%

	Thirty-nine Weeks Ended
(in thousands)	October 30, 2021	October 31, 2020	$ Change	% Change
Hollister(1)	$1,479,202	$1,178,925	$300,277	25%
Abercrombie (2)	1,072,213	824,415	247,798	30%
Total	$2,551,415	$2,003,340	$548,075	27%
(1)    Includes Hollister, Gilly Hicks and Social Tourist brands.
(2)    Includes Abercrombie & Fitch and abercrombie kids brands.

Net sales by geographic area are presented by attributing revenues to an individual country on the basis of the country in which the merchandise was sold for in-store purchases and the shipping location provided by customers for digital orders. The Company’s net sales by geographic area for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020 were as follows:

	Thirteen Weeks Ended
(in thousands)	October 30, 2021	October 31, 2020	$ Change	% Change
U.S.	$654,858	$557,814	$97,044	17%
EMEA	179,156	190,214	(11,058)	(6)%
APAC	38,215	43,618	(5,403)	(12)%
Other	32,931	28,007	4,924	18%
International	$250,302	$261,839	$(11,537)	(4)%
Total	$905,160	$819,653	$85,507	10%

	Thirty-nine Weeks Ended
(in thousands)	October 30, 2021	October 31, 2020	$ Change	% Change
U.S.	$1,810,471	$1,339,347	$471,124	35%
EMEA	528,998	474,165	54,833	12%
APAC	125,489	117,768	7,721	7%
Other	86,457	72,060	14,397	20%
International	$740,944	$663,993	$76,951	12%
Total	$2,551,415	$2,003,340	$548,075	27%

For the third quarter of Fiscal 2021, net sales increased 10% as compared to the third quarter of Fiscal 2020, primarily due to an increase in stores sales as a result of increased store foot traffic relative to last year, which was impacted by widespread temporary store closures due to COVID-19, and 8% digital sales growth. Average unit retail increased year-over-year, driven by lower promotions and markdowns, with benefits from changes in foreign currency exchange rates of approximately $4 million.

For the year-to-date period of Fiscal 2021, net sales increased 27% as compared to the year-to-date period of Fiscal 2020, primarily due to an increase in units sold as a result of increased store foot traffic relative to last year, which was impacted by widespread temporary store closures due to COVID-19, and 14% digital sales growth. Average unit retail increased year-over-year, driven by less promotions and lower clearance levels, with benefits from changes in foreign currency exchange rates of approximately $33 million.

Cost of sales, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	October 30, 2021		October 31, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$328,916	36.3%	$295,220	36.0%	30

	Thirty-nine Weeks Ended
	October 30, 2021		October 31, 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$916,552	35.9%	$791,154	39.5%	(360)

For the third quarter of Fiscal 2021, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 30 basis points as compared to the third quarter of Fiscal 2020. The year-over-year increase was driven by approximately 300 basis points of higher average unit cost from freight inflation and efforts to offset supply chain issues, almost fully offset by higher average unit retail on reduced promotions.

For the year-to-date period of Fiscal 2021, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 360 basis points as compared to the year-to-date period of Fiscal 2020. The year-over-year decline was primarily attributable to increased average unit retail on reduced promotions and markdowns.

Gross profit, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	October 30, 2021		October 31, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Gross profit, exclusive of depreciation and amortization	$576,244	63.7%	$524,433	64.0%	(30)

	Thirty-nine Weeks Ended
	October 30, 2021		October 31, 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Gross profit, exclusive of depreciation and amortization	$1,634,863	64.1%	$1,212,186	60.5%	360

Stores and distribution expense

	Thirteen Weeks Ended
	October 30, 2021		October 31, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Stores and distribution expense	$351,804	38.9%	$346,263	42.2%	(330)

	Thirty-nine Weeks Ended
	October 30, 2021		October 31, 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Stores and distribution expense	$994,347	39.0%	$978,757	48.9%	(990)

For the third quarter of Fiscal 2021, stores and distribution expense increased 2% as compared to the third quarter of Fiscal 2020, primarily driven by a $13 million increase in digital sales marketing expense, a $5 million increase in digital direct expense, and a $3 million increase in digital shipping and handling expenses, reflecting 8% year-over-year digital sales growth. These increases were partially offset by a $19 million reduction in store occupancy expense reflecting a decrease in store count and favorable rent negotiations.

For the year-to-date period of Fiscal 2021, stores and distribution expense increased 2% as compared to the year-to-date period of Fiscal 2020, primarily driven by a $36 million increase in store payroll expense, reflecting the return of certain expenses saved last year from COVID-19 temporary store closures, a $24 million increase in digital sales marketing expense, and a $15 million increase in digital shipping and handling expense reflecting 14% year-over-year digital sales growth. These increases were partially offset by a $75 million reduction in store occupancy expense reflecting a decrease in store count and favorable rent negotiations and include approximately $18 million in benefits related to rent abatements and a favorable resolution of a flagship store closure.

Marketing, general and administrative expense

	Thirteen Weeks Ended
	October 30, 2021		October 31, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Marketing, general and administrative expense	$146,269	16.2%	$121,000	14.8%	140

	Thirty-nine Weeks Ended
	October 30, 2021		October 31, 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Marketing, general and administrative expense	$391,129	15.3%	$326,509	16.3%	(100)

For the third quarter of Fiscal 2021, marketing, general and administrative expense increased 21% as compared to the third quarter of Fiscal 2020, primarily driven by increased digital media spend, performance-based compensation, legal, consulting and information technology expense. These increases were partially offset by a decrease in depreciation expense.

For the year-to-date period of Fiscal 2021, marketing, general and administration expense increased 20% as compared to the year-to-date period of Fiscal 2020, primarily driven by increased digital media spend, performance-based compensation, legal, consulting and information technology expense. These increases were partially offset by a decrease in depreciation expense.

Flagship store exit charges (benefits)

	Thirteen Weeks Ended
	October 30, 2021		October 31, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Flagship store exit charges (benefits)	$11	—%	$(8,063)	(1.0)%	100

	Thirty-nine Weeks Ended
	October 30, 2021		October 31, 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Flagship store exit charges (benefits)	$(1,177)	—%	$(12,490)	(0.6)%	60

Refer to Note 16, “FLAGSHIP STORE EXIT CHARGES (BENEFITS).”

Asset impairment

	Thirteen Weeks Ended
	October 30, 2021		October 31, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Asset impairment	$6,749	0.7%	$6,329	0.8%	(10)
Excluded items:
Asset impairment charges (1)	(6,749)	(0.7)%	(6,329)	(0.8)%	10
Adjusted non-GAAP asset impairment	$—	0.0%	$—	—%	—

	Thirty-nine Weeks Ended
	October 30, 2021		October 31, 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Asset impairment	$10,199	0.4%	$57,340	2.9%	(250)
Excluded items:
Asset impairment charges (1)	(10,199)	(0.4)%	(57,340)	(2.9)%	250
Adjusted non-GAAP asset impairment	$—	0.0%	$—	—%	—
(1)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Refer to Note 9, “ASSET IMPAIRMENT.”

Other operating income (loss), net

	Thirteen Weeks Ended
	October 30, 2021		October 31, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Other operating income (loss), net	$1,320	0.1%	$(288)	—%	(10)

	Thirty-nine Weeks Ended
	October 30, 2021		October 31, 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Other operating income, net	$4,586	0.2%	$1,562	0.1%	10

Operating income (loss)

	Thirteen Weeks Ended
	October 30, 2021		October 31, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Operating income	$72,731	8.0%	$58,616	7.2%	80
Excluded items:
Asset impairment charges (1)	6,749	0.7%	6,329	0.8%	(10)
Adjusted non-GAAP operating income	$79,480	8.8%	$64,945	7.9%	90

	Thirty-nine Weeks Ended
	October 30, 2021		October 31, 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Operating income (loss)	$244,951	9.6%	$(136,368)	(6.8)%	1,640
Excluded items:
Asset impairment charges (1)	10,199	0.4%	57,340	2.9%	(250)
Adjusted non-GAAP operating income (loss)	$255,150	10.0%	$(79,028)	(3.9)%	1,390
(1)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Interest expense, net

	Thirteen Weeks Ended
	October 30, 2021		October 31, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Interest expense	$7,802	0.9%	$9,408	1.1%	(20)
Interest income	(532)	(0.1)%	(600)	(0.1)%	—
Interest expense, net	$7,270	0.8%	$8,808	1.1%	(30)

	Thirty-nine Weeks Ended
	October 30, 2021		October 31, 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Interest expense	$30,505	1.2%	$22,242	1.1%	10
Interest income	(3,354)	(0.1)%	(2,965)	(0.1)%	—
Interest expense, net	$27,151	1.1%	$19,277	1.0%	10

For the third quarter of Fiscal 2021, interest expense, net decreased $1.5 million as compared to the third quarter of Fiscal 2020, primarily driven by lower interest expense as a result of lower borrowings in the current quarter due to the purchase of Senior Secured Notes in the second quarter of Fiscal 2021, as well as the settlement of a lease liability related to a previously closed store.

For the year-to-date period of Fiscal 2021, interest expense, net increased $7.9 million as compared to the year-to-date period of Fiscal 2020. The increase in interest expense, net, is primarily driven by the loss on the extinguishment of debt related to the purchase of Senior Secured Notes and higher interest expense in the current year, reflecting higher average borrowings outstanding at a higher interest rate.

Income tax expense

	Thirteen Weeks Ended
	October 30, 2021		October 31, 2020
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$16,383	25.0%	$5,779	11.6%
Excluded items:
Tax effect of pre-tax excluded items (1)	1,375		369
Adjusted non-GAAP income tax expense	$17,758	24.6%	$6,148	11.0%

	Thirty-nine Weeks Ended
	October 30, 2021		October 31, 2020
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$15,560	7.1%	$38,565	(24.8)%
Excluded items:
Tax effect of pre-tax excluded items (1)	2,048		3,635
Adjusted non-GAAP income tax expense	$17,608	7.7%	$42,200	(42.9)%
(1)    The tax effect of pre-tax excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis. Refer to “Operating income (loss)” for details of pre-tax excluded items.

Refer to Note 10, “INCOME TAXES.”

Net income (loss) attributable to A&F

	Thirteen Weeks Ended
	October 30, 2021		October 31, 2020
(in thousands)		% of Net sales		% of Net sales	BPS Change
Net income attributable to A&F	$47,233	5.2%	$42,271	5.2%	—
Excluded items, net of tax (1)	5,374	0.6%	5,960	0.7%	(10)
Adjusted non-GAAP net income attributable to A&F (2)	$52,607	5.8%	$48,231	5.9%	(10)

	Thirty-nine Weeks Ended
	October 30, 2021		October 31, 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Net income (loss) attributable to A&F	$197,501	7.7%	$(196,413)	(9.8)%	1,750
Excluded items, net of tax (1)	8,151	0.3%	53,705	2.7%	(240)
Adjusted non-GAAP net income (loss) attributable to A&F (2)	$205,652	8.1%	$(142,708)	(7.1)%	1,520
(1)    Excluded items presented above under “Operating income (loss),” and “Income tax expense.”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Net income (loss) per diluted share attributable to A&F

	Thirteen Weeks Ended
	October 30, 2021	October 31, 2020	$ Change
Net income per diluted share attributable to A&F	$0.77	$0.66	$0.11
Excluded items, net of tax (1)	$0.09	$0.09	$—
Adjusted non-GAAP net income per diluted share attributable to A&F	$0.86	$0.76	$0.10
Impact from changes in foreign currency exchange rates	$—	$(0.05)	$0.05
Adjusted non-GAAP net income per diluted share attributable to A&F on a constant currency basis (2)	$0.86	$0.71	$0.15

	Thirty-nine Weeks Ended
	October 30, 2021	October 31, 2020	$ Change
Net income (loss) per diluted share attributable to A&F	$3.10	$(3.14)	$6.24
Excluded items, net of tax (1)	$0.13	$0.86	$(0.73)
Adjusted non-GAAP net income (loss) per diluted share attributable to A&F	$3.22	$(2.28)	$5.50
Impact from changes in foreign currency exchange rates	$—	$(0.02)	$0.02
Adjusted non-GAAP net income (loss) per diluted share attributable to A&F on a constant currency basis (2)	$3.22	$(2.30)	$5.52
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

The Company evaluates opportunities for investments in the business that are in line with initiatives that position the business for sustainable long-term growth that align with its strategic pillars as described within “ITEM 1. BUSINESS - STRATEGY AND KEY BUSINESS PRIORITIES” of A&F’s Annual Report on Form 10-K for Fiscal 2020, including being opportunistic regarding growth opportunities, such as launching the Social Tourist brand. Examples of potential investment opportunities include, but are not limited to, new store experiences and options to early terminate store leases, investments in its omnichannel initiatives and investments to increase the Company’s capacity to fulfill digital orders. Historically, the Company has utilized free cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as digital and omnichannel investments, information technology, and other projects. For the year-to-date period ended October 30, 2021, the Company used $62.2 million towards capital expenditures. Total capital expenditures for Fiscal 2021 are expected to be approximately $100 million as compared to $101.9 million of capital expenditures in Fiscal 2020.

The Company entered Fiscal 2021 in a strong financial position, with cash and cash equivalents of $1.1 billion and total liquidity of approximately $1.3 billion. This allows the Company to evaluate potential opportunities to strategically deploy excess cash and delever the balance sheet, depending on various factors, such as market and business conditions, including the Company’s ability to accelerate investments in the business. Such opportunities include, but are not limited to, returning cash to shareholders through share repurchases or repurchasing outstanding senior secured notes.

Share repurchases and dividends

In order to preserve liquidity and maintain financial flexibility in light of COVID-19, in March 2020, the Company announced that it had temporarily suspended its share repurchase program and in May 2020, the Company announced that it had temporarily suspended its dividend program.

The Company has since resumed share repurchases and may repurchase shares in the future, dependent on various factors, such as market and business conditions, including the Company’s ability to accelerate investments in the business. In November 2021, the A&F Board of Directors approved a new $500 million share repurchase authorization, replacing the prior 2021 share repurchase authorization of 10.0 million shares, which had approximately 3.9 million shares remaining available. Historically, the Company has repurchased shares of its Common Stock from time to time, dependent on market and business conditions, with the objectives of offsetting dilution from issuances of Common Stock associated with the exercise of employee stock appreciation rights and the vesting of restricted stock units and returning excess cash to shareholders. Shares may be repurchased in the open market, including pursuant to trading plans established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through privately negotiated transactions or other transactions or by a combination of such methods. Refer to “ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS” of Part II of this Quarterly Report on Form 10-Q for the amount remaining available for purchase under the Company’s publicly announced stock repurchase authorization.

The Company may in the future review its dividend program to determine, in light of facts and circumstances at that time, whether and when to reinstate. Any dividends are declared at the discretion of A&F’s Board of Directors. A&F’s Board of Directors reviews and establishes a dividend amount, if any, based on A&F’s financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors, including the potential severity of impacts to the business resulting from COVID-19 and any restrictions under the Company’s agreements related to the Senior Secured Notes and the ABL Facility. A quarterly dividend, of $0.20 per share outstanding, was declared in February and paid in March of Fiscal 2020. There can be no assurance that the Company will pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

Credit facilities and Senior Secured Notes

In July 2020, the Company completed the private offering of the Senior Secured Notes, and received gross proceeds of $350.0 million. The Senior Secured Notes will mature on July 15, 2025 and bear interest at a rate of 8.75% per annum, with semi-annual interest payments which began in January 2021. The Company’s debt related to the Senior Secured Notes is presented on the Condensed Consolidated Balance Sheets, net of the unamortized fees. During the thirty-nine weeks ended October 30, 2021, the Company repurchased $42.3 million of its outstanding Senior Secured Notes and incurred $5.3 million of loss on extinguishment of debt, comprised of a premium of $4.7 million and the write-off of unamortized fees of $0.6 million. As of October 30, 2021, the Company had $307.7 million of gross borrowings outstanding under the Senior Secured Notes.

In addition, the ABL Facility provides for a senior secured asset-based revolving credit facility of up to $400 million. As of October 30, 2021, the Company did not have any borrowings outstanding under the ABL Facility. The ABL Facility matures on April 29, 2026.

Details regarding the remaining borrowing capacity under the ABL Facility as of October 30, 2021 are as follows:

(in thousands)	October 30, 2021
Borrowing base	$301,850
Less: Outstanding stand-by letters of credit	(827)
Borrowing capacity	301,023
Less: Minimum excess availability (1)	(30,185)
Borrowing available	$270,838
(1)    The Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility.

Refer to Note 11, “BORROWINGS.”

Income taxes

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S. without incurring additional federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019 are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds could be repatriated without incurring additional tax expense. As of October 30, 2021, $405.5 million of the Company’s $865.6 million of cash and equivalents were held by foreign affiliates. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or pay dividends, if any, to A&F’s stockholders.

Refer to Note 10, “INCOME TAXES.”

Analysis of cash flows

The table below provides certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 30, 2021 and October 31, 2020:

	Thirty-nine Weeks Ended
	October 30, 2021	October 31, 2020
(in thousands)
Cash and equivalents, and restricted cash and equivalents, beginning of period	$1,124,157	$692,264
Net cash provided by operating activities	131,287	108,894
Net cash used for investing activities	(62,223)	(41,748)
Net cash (used for) provided by financing activities	(304,358)	70,129
Effect of foreign currency exchange rates on cash	(8,560)	2,269
Net (decrease) increase in cash and equivalents, and restricted cash and equivalents	(243,854)	139,544
Cash and equivalents, and restricted cash and equivalents, end of period	$880,303	$831,808

Operating activities - During the year-to-date period ended October 30, 2021, the Company recognized higher cash receipts as compared to the year-to-date period ended October 31, 2020 as a result of the 27% year-over-year increase in net sales as the Company experienced widespread temporary store closures in response to COVID-19 during Fiscal 2020.

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

In addition, during the year-to-date period ended October 30, 2021, the Company finalized an agreement with and paid its landlord partner to settle all remaining obligations related to the SoHo Hollister flagship store in New York City, which closed during the second quarter of Fiscal 2019. Prior to this new agreement, the Company was required to make payments in aggregate of $80.1 million pursuant to the lease agreements through Fiscal 2028. The new agreement resulted in an acceleration of payments and provided for a discount resulting in an operating cash outflow of $63.8 million during the year-to-date period ended October 30, 2021.

Investing activities - During the year-to-date period ended October 30, 2021, net cash outflows for investing activities were used for capital expenditures of $62.2 million as compared to $91.7 million for the year-to-date period ended October 31, 2020. In addition, the year-to-date period ended October 31, 2020, reflects the withdrawal of $50.0 million from the overfunded Rabbi Trust assets, which represented the majority of excess funds, improving the Company’s near-term cash position in light of COVID-19.

Financing activities - During the year-to-date period ended October 30, 2021, net cash used by financing activities included the purchase of $42.3 million of outstanding Senior Secured Notes at a premium of $4.7 million. During the year-to-date period ended October 31, 2020, net cash provided by financing activities primarily consisted of the issuance of the Senior Secured Notes and receipt of related gross proceeds of $350.0 million and borrowings under the ABL Facility of $210.0 million. The gross proceeds from the Senior Secured Notes offering were used along with existing cash on hand, to repay all then outstanding borrowings and accrued interest under the Term Loan Facility and ABL Facility, with the remaining net proceeds used towards fees and expenses in connection with such repayments and the offering. In addition, the Company returned $27.7 million to shareholders through share repurchases and dividends during the year-to-date period ended October 31, 2020, prior to the Company’s decision to temporarily suspend its share repurchase and dividend programs in light of COVID-19. The Company resumed share repurchase activity beginning March 2021 and repurchased approximately 6.1 million shares of A&F’s Common Stock with a market value of approximately $235.2 million during the year-to-date period ended October 30, 2021.

Off-balance sheet arrangements

As of October 30, 2021, the Company did not have any material off-balance sheet arrangements.

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

There have been no material changes during the thirteen weeks ended October 30, 2021 in the contractual obligations as of January 30, 2021, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

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

A reconciliation of non-GAAP financial metrics on a constant currency basis to financial measures calculated and presented in accordance with GAAP for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020 follows:

(in thousands, except change in net sales, gross profit rate, operating margin and per share data)	Thirteen Weeks Ended			Thirty-nine Weeks Ended
Net sales	October 30, 2021	October 31, 2020	% Change	October 30, 2021	October 31, 2020	% Change
GAAP	$905,160	$819,653	10%	$2,551,415	$2,003,340	27%
Impact from changes in foreign currency exchange rates	—	3,540	—%	—	32,518	(2)%
Non-GAAP on a constant currency basis	$905,160	$823,193	10%	$2,551,415	$2,035,858	25%
Gross profit, exclusive of depreciation and amortization expense	October 30, 2021	October 31, 2020	BPS Change (1)	October 30, 2021	October 31, 2020	BPS Change (1)
GAAP	$576,244	$524,433	(30)	$1,634,863	$1,212,186	360
Impact from changes in foreign currency exchange rates	—	(1,702)	50	—	17,861	10
Non-GAAP on a constant currency basis	$576,244	$522,731	20	$1,634,863	$1,230,047	370
Operating income (loss)	October 30, 2021	October 31, 2020	BPS Change (1)	October 30, 2021	October 31, 2020	BPS Change (1)
GAAP	$72,731	$58,616	80	$244,951	$(136,368)	1,640
Excluded items (2)	(6,749)	(6,329)	(10)	(10,199)	(57,340)	250
Adjusted non-GAAP	$79,480	$64,945	90	$255,150	$(79,028)	1,390
Impact from changes in foreign currency exchange rates	—	(4,067)	50	—	(1,549)	(10)
Adjusted non-GAAP on a constant currency basis	$79,480	$60,878	140	$255,150	$(80,577)	1,400
Net income (loss) per diluted share attributable to A&F	October 30, 2021	October 31, 2020	$ Change	October 30, 2021	October 31, 2020	$ Change
GAAP	$0.77	$0.66	$0.11	$3.10	$(3.14)	$6.24
Excluded items, net of tax (2)	(0.09)	(0.09)	—	(0.13)	(0.86)	0.73
Adjusted non-GAAP	$0.86	$0.76	$0.10	$3.22	$(2.28)	$5.50
Impact from changes in foreign currency exchange rates	—	(0.05)	0.05	—	(0.02)	0.02
Adjusted non-GAAP on a constant currency basis	$0.86	$0.71	$0.15	$3.22	$(2.30)	$5.52

(1)    The estimated basis point change has been rounded based on the change in the percentage of net sales.
(2)    Excluded items for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020 consisted of pre-tax store asset impairment charges and the tax effect of pre-tax excluded items.

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
The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.4 million and $0.4 million for the thirteen weeks ended October 30, 2021 and October 31, 2020, respectively, and $1.1 million and $1.4 million for the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively, which are recorded in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Rabbi Trust assets were included in other assets on the Condensed Consolidated Balance Sheets as of October 30, 2021 and January 30, 2021, and are restricted in their use as noted above.

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

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. Such a hypothetical devaluation would decrease derivative contract fair values by approximately $23.7 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair values would be expected to be largely offset by the net change in fair values of the underlying hedged items. Refer to Note 13, “DERIVATIVE INSTRUMENTS,” for the fair value of any outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of October 30, 2021 and January 30, 2021.

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Executive Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended October 30, 2021. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Executive Vice President and Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of October 30, 2021.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended October 30, 2021 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

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

Item 1A. Risk Factors.

The Company’s risk factors as of October 30, 2021 have not changed materially from those disclosed in Part I, “ITEM 1A. RISK FACTORS” of A&F’s Annual Report on Form 10-K for Fiscal 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the third quarter of Fiscal 2021 that were not registered under the Securities Act of 1933, as amended.

The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen weeks ended October 30, 2021:

Period (fiscal month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (2)(3)
August 1, 2021 through August 28, 2021	1,119	$37.04	—	6,548,813
August 29, 2021 through October 2, 2021	2,193,109	$36.75	2,173,947	4,374,866
October 3, 2021 through October 30, 2021	524,247	$38.80	517,896	3,856,970
Total	2,718,475	$37.15	2,691,843	3,856,970
(1)An aggregate of 26,632 shares of A&F’s Common Stock purchased during the thirteen weeks ended October 30, 2021 were withheld for tax payments due upon the vesting of employee restricted stock units and the exercise of employee stock appreciation rights.
(2)On March 2, 2021, we announced that the A&F Board of Directors approved the repurchase of 10.0 million shares. On November 23, 2021 and not reflected in the table above, we announced that the A&F Board of Directors approved a new $500 million share repurchase authorization, replacing the prior 2021 share repurchase authorization of 10.0 million shares, which had approximately 3.9 million shares remaining available.

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

10.1
Non-Compete Amendment entered into between Abercrombie & Fitch Management Co. and Fran Horowitz, effective as of November 5, 2021 (the date of execution by Abercrombie & Fitch Management Co.); together with Schedule identifying executive officers of Abercrombie and Fitch Co. party to substantially identical Non-Compete Agreements with Abercrombie & Fitch Management Co.*

31.1
Certifications by Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certifications by Executive Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certifications by Chief Executive Officer (who serves as Principal Executive Officer) and Executive Vice President and Chief Financial Officer (who serves as Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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

Abercrombie & Fitch Co.

Date: December 6, 2021	By:	/s/ Scott Lipesky
Scott Lipesky
Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)