Form 10-K
period 2022-01-29
ABERCROMBIE & FITCH CO /DE/
filed 2022-03-28
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒    No
Aggregate market value of the Registrant’s Class A Common Stock (the only outstanding common equity of the Registrant) held by non-affiliates of the Registrant (for this purpose, executive officers and directors of the Registrant are considered affiliates) as of July 30, 2021: $2,215,030,905. Number of shares outstanding of the Registrant’s common stock as of March 25, 2022: 50,625,727 shares of Class A Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders, scheduled to be held on June 8, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K. The Registrant expects to file such definitive proxy statement with the Securities and Exchange Commission within 120 days of its fiscal year ended January 29, 2022 .

PART I

Item 1.    Business

GENERAL

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as the “Company” and “we”), is a global, digitally led omnichannel retailer. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids, which are sold primarily through its digital channels and Company-owned stores, as well as through various third-party arrangements. The Company’s two brand-based operating segments are Hollister, which includes the Company’s Hollister, Gilly Hicks and Social Tourist brands, and Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. These five brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style. The Company operates primarily in North America, Europe and Asia.

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

Fiscal year	Year ended/ ending	Number of weeks
Fiscal 2019	February 1, 2020	52
Fiscal 2020	January 30, 2021	52
Fiscal 2021	January 29, 2022	52
Fiscal 2022	January 28, 2023	52

For additional information about the Company’s business, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” as well as “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” of this Annual Report on Form 10-K.

Impact of COVID-19

In March 2020, the COVID-19 outbreak was declared to be a global pandemic by the World Health Organization. In response to COVID-19, certain governments imposed travel restrictions and local statutory quarantines and the Company experienced widespread temporary store closures. As of January 29, 2022, all U.S. Company-operated stores were fully open for in-store service; however, temporary store closures have subsequently been mandated in certain parts of the Asia-Pacific (“APAC”) region in response to COVID-19. During periods of temporary store closures, reductions in revenue have not been offset by proportional decreases in expense, as the Company continues to incur store occupancy costs such as operating lease costs, net of rent abatements agreed upon during the period, depreciation expense, and certain other costs such as compensation, net of government payroll relief, and administrative expenses resulting in a negative effect on the relationship between the Company’s costs and revenues.

Although U.S. and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains and temporary store closures. The extent of future impacts of COVID-19 on the Company’s business, including the duration and impact on overall customer demand, are uncertain as current circumstances are dynamic and depend on future developments, including, but not limited to, the emergence of new variants of coronavirus, such as the Delta and Omicron variants, and the availability and acceptance of effective vaccines, boosters or medical treatments. The Company plans to follow the guidance of local governments to evaluate whether future store closures will be necessary.

The Company’s digital operations across brands have continued to serve the Company’s customers during periods of temporary store closures. In response to elevated digital demand during this period, the Company leveraged its omnichannel capabilities by continuing to offer Purchase-Online-Pickup-in-Store, including curbside pickup at a majority of U.S. locations, and by utilizing ship-from-store capabilities, including same-day delivery across its entire U.S. store fleet. Despite the recent strength in digital sales, the Company has historically generated the majority of its annual net sales through stores and there can be no assurance that the current level of digital penetration will continue when stores operate at full capacity.

For further information about COVID-19, refer to  “ITEM 1A. RISK FACTORS,” and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," of this Annual Report on Form 10-K.

Abercrombie & Fitch Co.	3	2021 Form 10-K

BRANDS AND SEGMENT INFORMATION

The Company’s brands are as follows:

Brand	Description
Hollister	The quintessential apparel brand of the global Gen Z consumer, Hollister Co. believes in liberating the spirit of an endless summer inside everyone. At Hollister, summer isn’t just a season, it’s a state of mind. Hollister creates carefree style designed to make everyone feel celebrated and comfortable in their own skin, so they can live in a summer mindset all year long, whatever the season.
Gilly Hicks
At Gilly Hicks, we know everyone has their own unique happy place. We exist to help you find yours. Gilly Hicks focuses on underwear, loungewear and activewear designed to give all Gen Z customers their daily dose of happy.

Social Tourist	Social Tourist is the creative vision of Hollister and social media personalities Charli and Dixie D’Amelio. The lifestyle brand creates trend-forward apparel that allows teens to experiment with their style, while exploring the duality of who they are both on social media and in real life.
Abercrombie & Fitch	Abercrombie & Fitch believes that every day should feel as exceptional as the start of the long weekend. Since 1892, the brand has been a specialty retailer of quality apparel, outerwear and fragrance - designed to inspire our global customers to feel confident, be comfortable and face their Fierce.
abercrombie kids	A global specialty retailer of quality, comfortable, made-to-play favorites, abercrombie kids sees the world through kids’ eyes, where play is life and every day is an opportunity to be anything and better everything.

The Company determines its segments after taking into consideration a variety of factors, including its organizational structure and the basis that it uses to allocate resources and assess performance. The Company’s two operating segments as of January 29, 2022 are brand-based: Hollister, which includes the Company’s Hollister, Gilly Hicks and Social Tourist brands, and Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. These two operating segments have similar economic characteristics, classes of consumers, products, production and distribution methods, operate in the same regulatory environments, and have been aggregated into one reportable segment. Additional information concerning the Company’s segment and geographic information is contained in Note 18, “SEGMENT REPORTING” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

STRATEGY AND KEY BUSINESS PRIORITIES

The Company remains committed to, and confident in, its long-term vision of being a leading digitally-led omnichannel global apparel retailer. The Company continues to evaluate opportunities to make progress against initiatives that support this vision, while balancing the near-term challenges and the continued global uncertainty presented by COVID-19 and the changing global geopolitical environment.

Navigating COVID-19 and current geopolitical landscape

As discussed above under “Impact of COVID-19”, the Company’s progress executing against its key transformation initiatives prior to Fiscal 2020 created the foundation to allow the Company to respond quickly to COVID-19. The Company remains focused on navigating the challenges presented by COVID-19.

The Company continues to monitor the latest developments regarding the ongoing conflict between Russia and Ukraine and the related economic measures taken by the United States, European Union and others. The Company has no associates, stores or direct operations in Russia or Ukraine, and no significant direct exposure to the Russian ruble. The duration and outcome of this conflict, any retaliatory actions taken by Russia and the impact on regional or global economies is unknown, but could have a material adverse effect on our business, financial condition and results of our operations.

Abercrombie & Fitch Co.	4	2021 Form 10-K

Long-term strategy

The Company remains committed to meeting its customers’ needs whenever, wherever and however they choose to shop and works to accomplish this, in a rapidly evolving retail landscape, through the following strategic pillars:
•Inspiring customers;
•Innovating relentlessly; and
•Developing leaders.
•
The Company continues to evaluate opportunities to make progress on initiatives that position the business for sustainable long-term growth and align with its strategic pillars.

The following priorities serve as a framework for the Company’s achievement of its long-term vision of being a leading digitally-led omnichannel global apparel retailer and achieving sustainable long-term operating margin expansion:
•Transform to a leading digitally-led omnichannel global business model, by creating best-in-class customer experiences across channels;
•Continue to make progress against stated transformation initiatives, including: optimizing global store square footage while remaining opportunistic in global expansion of intimate, omni-enabled store experiences; enhancing digital and omnichannel capabilities; increasing the speed and efficiency of our concept-to-customer product life cycle; and improving customer engagement;
•Address market opportunities for the Company’s brands across Europe and Asia through the ongoing build-out of the Company’s London and Shanghai teams, which are focused on providing localized products, marketing, and the rollout of omni-enabled new store experiences that cater to local customers in under penetrated international markets.;
•Focus on Gilly Hicks growth by increasing domestic and international awareness through new store experiences, engaging product launches and thoughtful marketing.
•Improve customer engagement by leveraging data and analytics to retrieve timely customer insights that will accelerate responsiveness to customer demands and by introducing additional personalization measures;
•Attract, retain, and develop the Company’s human capital resources by building upon the strength of its unique culture and by executing against the key initiatives discussed below under “HUMAN CAPITAL MANAGEMENT”; and
•Integrate environment, social and governance practices and standards throughout the organization through collaboration with the Company’s associates, partners and communities.

OVERVIEW OF OPERATIONS

Omnichannel initiatives

As customer shopping preferences continue to shift and customers increasingly shop across multiple channels, the Company aims to create best-in-class customer experiences and grow total company profitability by delivering improvements through a continuous test-and-learn approach. Stores were the primary fulfillment point for orders prior to Fiscal 2020. With the impact of the COVID-19 pandemic in Fiscal 2020, the Company experienced an acceleration in sales fulfilled through the digital channel. Despite, this acceleration in channel shift, stores continue to be an important part of the customers’ omnichannel experience and the Company believes that the customers’ experience is improved by its offering of omnichannel capabilities, which include:
•Purchase-Online-Pickup-in-Store, allowing customers to purchase merchandise through one of the Company’s websites or mobile apps and pick-up the merchandise in store, which often drives incremental in-store sales;
•Curbside pickup at a majority of U.S. locations.
•Same-day delivery service across its entire U.S. store fleet. Each brand’s website features a “Get It Fast” filter to easily find products that are available, or shoppers can choose the same-day delivery option for available items at checkout.
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

Abercrombie & Fitch Co.	5	2021 Form 10-K

Digital operations

In order to create a more seamless shopping experience for its customers, the Company continues to invest in its digital infrastructure. The Company has the capability to ship merchandise to customers in more than 110 countries and process transactions in 28 currencies and through 28 forms of payment globally. The Company operates desktop and mobile websites for its brands globally, which are available in various local languages, and four mobile apps. In addition, in its efforts to expand its international brand reach, the Company also partners with certain third-party e-commerce platforms. The Company continues to develop its mobile capabilities as mobile engagement continues to grow, with over 80% of the Company’s digital traffic generated from mobile devices in Fiscal 2021.

Store operations

The Company continues to thoughtfully open new stores and invest in smaller omni-enabled store experiences that align with local customer shopping preferences. New store formats are designed to provide the opportunity for higher productivity in a smaller footprint. During Fiscal 2021, the Company opened 38 new store locations, remodeled two store locations and right-sized an additional five store locations. Hollister and Abercrombie both have stores in updated formats, which are designed to be open and inviting, and include accommodating features such as innovative fitting rooms and omnichannel capabilities. These stores are tailored to reflect the personality of each brand, with unique furniture, fixtures, music and scent adding to a rich brand experience. The Company’s stores continue to play an essential role in creating brand awareness serving as physical gateways to the brands. Stores also serve as local hubs for online engagement as the Company continues to grow its omnichannel capabilities to create seamless shopping experiences.

The Company continues to evaluate and manage its store fleet through its ongoing global store network optimization initiative and has taken actions to optimize store productivity by remodeling, right-sizing or relocating stores to smaller square footage locations, and closing legacy stores. As part of this initiative, the Company closed two flagship locations during Fiscal 2021, leaving the Company with five operating flagships at the end of Fiscal 2021, down from seven at the beginning of the year. In addition, the Company closed 42 non-flagship locations, resulting in 44 total store closures during Fiscal 2021. These actions reduced total Company store gross square footage by approximately 0.2 million gross square feet, or 3%, as compared to Fiscal 2020 year-end. The actions taken in Fiscal 2021 continued to transform the Company's operating model and reposition the Company for the future as the Company continues to focus on aligning store square footage with digital penetration.

All of the retail stores operated by the Company, as of January 29, 2022, are located in leased facilities, primarily in shopping centers. These leases generally have initial terms of between five and ten years. Certain leases also include early termination options, which can be exercised under specific conditions. The leases expire at various dates between Fiscal 2022 and Fiscal 2032.

As of January 29, 2022, the Company operated 729 retail stores as detailed in the table below:

	Hollister (1)	Abercrombie (2)	Total (3)
Europe	109	18	127
Asia	29	21	50
Canada	10	6	16
Middle East	6	6	12
International	154	51	205
United States	351	173	524
Total	505	224	729

(1)Includes the Hollister and Gilly Hicks brands. Locations with Gilly Hicks carveouts within Hollister stores are represented as a single store count. Excludes nine international franchise stores and 14 U.S. Company-operated temporary stores as of January 29, 2022.
(2)Includes Abercrombie & Fitch and abercrombie kids brands. Locations with abercrombie kids carveouts within Abercrombie & Fitch stores are represented as a single store count. Excludes 10 international franchise stores and five U.S. Company-operated temporary stores as of January 29, 2022.
(3)This store count excludes one international third-party operated multi-brand outlet store as of January 30, 2021.

For store count and gross square footage by brand and geographic region as of January 29, 2022 and January 30, 2021, refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Third-party operations

The Company continues to expand its international brand reach, create brand awareness and develop local expertise through various wholesale, franchise, and licensing arrangements. As of January 29, 2022, the Company had nine wholesale partnerships, primarily internationally. As of January 29, 2022, the Company’s franchisees operated 23 international franchise stores across the brands located in Mexico, Qatar and Saudi Arabia.

Abercrombie & Fitch Co.	6	2021 Form 10-K

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

The Company sourced merchandise through approximately 114 vendors located in 16 countries, including the U.S., during Fiscal 2021. The Company’s largest vendor accounted for approximately 14% of merchandise sourced in Fiscal 2021, based on the cost of sourced merchandise. The Company believes its product sourcing is appropriately distributed among vendors.

Refer to Note 6, “INVENTORIES,” for a summary of inventory sourced based on vendor location and dollar cost of merchandise receipts during Fiscal 2021.

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

The Company relies on both Company-owned and third-party distribution centers to manage the receipt, storage, sorting, packing and distribution of its merchandise. Additional information pertaining to certain of the Company’s distribution centers as of January 29, 2022 follows:

Location	Company-owned or third-party
New Albany, Ohio (Primarily serves store and digital operations)	Company-owned
New Albany, Ohio (Serves only digital operations)	Company-owned
Bergen op Zoom, Netherlands	Third-party
Shanghai, China	Third-party

During Fiscal 2021, the Company opened a facility in the Phoenix, Arizona, which replaced the Company’s third-party distribution center in Reno, Nevada to increase capacity and improve fulfillment capabilities. The Company primarily used four contract carriers to ship merchandise and related materials to its North American customers, and several contract carriers for its international customers during Fiscal 2021.

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

Abercrombie & Fitch Co.	7	2021 Form 10-K

TRADEMARKS

The trademarks Abercrombie & Fitch®, abercrombie®, Hollister®, Gilly Hicks®, Social Tourist® and the “Moose” and “Seagull” logos are registered with the U.S. Patent and Trademark Office and registered, or the Company has applications for registration pending, with the registries of countries in key markets within the Company’s sales and distribution channels. In addition, these trademarks are either registered, or the Company has applications for registration pending, with the registries of many of the foreign countries in which the manufacturers of the Company’s products are located. The Company has also registered, or has applied to register, certain other trademarks in the U.S. and around the world. The Company believes its products are identified by its trademarks and, therefore, its trademarks are of significant value. Each registered trademark has a duration of 10 to 20 years, depending on the date it was registered, and the country in which it is registered, and is subject to an indefinite number of renewals for a like period upon continued use and appropriate application. The Company intends to continue using its core trademarks and to timely renew each of its registered trademarks that remain in use.

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

HUMAN CAPITAL MANAGEMENT

The Company strives to create a culture that not only drives strategic and key business priorities forward, but is welcoming, inclusive, diverse and encourages associates to create a positive impact in their global communities. The Company believes that the strength of its unique culture is a competitive advantage, and intends to continue building upon that culture to improve performance across its business. This will become even more important as the Company expands globally and works towards achieving its long-term vision of being a leading digitally-led omnichannel global apparel retailer.

Therefore, the Company believes that the attraction, retention, and management of qualified talent representing diverse backgrounds, experiences, and skill sets - and fostering a diverse, equitable and inclusive work environment - are integral to its success in advancing the Company’s strategies and key business priorities and avoiding disruptions in the business. The Company relies on its associates across the organization, including those at its corporate offices, stores, and distribution centers, as well as their experience and expertise in the retail business.   Examples of key initiatives that are intended to attract, retain, and manage the Company’s human capital resources include the following:

•Offering competitive compensation and benefits, including cash-based and equity-based incentive awards in order to align the interests of associates and stockholders. Maintaining competitive compensation and benefit programs helps the Company attract, motivate, and retain the key talent necessary to achieve outstanding business and financial results. In 2021, the Company expanded the pool of associates eligible to receive cash-based, performance-based incentive awards to include additional job levels. In addition, the Company continues to evolve its consideration of and approach to work flexibility, including supporting remote work arrangements for key roles and “work from anywhere days and weeks” for our corporate home office associates where feasible.
•Improving associate engagement through open communication channels and with a focus on development. The Company regularly holds all-company meetings to communicate with its associates. The Company also collects feedback through various engagement surveys to better understand associate experience and drive improvements, with the most recent organization-wide survey conducted in August 2021.
•Fostering associate development by providing a wide variety of growth and development opportunities throughout associates’ careers in order to be able to pivot resources to align with overall corporate strategies when necessary.  This includes stretch assignments, internal career pathing, self-awareness exercises, and active coaching. The Company also uses leadership standards to help associates identify the core behaviors essential for their career growth, as well as personal growth, on their journey at the Company.

Abercrombie & Fitch Co.	8	2021 Form 10-K

•Embracing diversity and inclusion in all forms, including gender, race, ethnicity, disability, nationality, religion, age, veteran, LGBTQIA+ status, and other factors. The Company continuously reviews representation, pay, and promotion among associates with diverse backgrounds, including those in senior leadership positions. The Company also encourages associates to enhance their understanding of diversity and inclusion through the Company’s various associate resource groups, which allow associates from different business functions around the world to discuss relevant topics and help address region-specific needs. Additionally, the Company invests in year-round competency building training for associates on topics of bias, allyship, and advocacy.
•Encouraging community involvement by promoting various charitable, philanthropic, and social awareness programs, which fosters a collaborative and rewarding work environment. The Company provides support to global organizations in the form of donations, volunteerism and in-kind support. In partnership with its customers and associates, the Company is proud to support community partners with a focus on youth mental health and wellness, diversity, equity and inclusion and environmental advocacy. The Company supports its associates in giving back to the community through volunteering by offering associates a paid volunteer day each year for eligible volunteer work.
•Focusing on the health and safety of its associates by investing in various wellness programs throughout the year that are designed to enhance the physical, financial, and mental well-being of its associates globally. The Company is committed to providing a safe working environment for our people, as well as supporting our people in achieving and maintaining their health and well-being goals. To support this commitment, the Company provides benefits-eligible associates and their families with access to free and confidential counseling through our Employee Assistance Program, as well as free access to Headspace, a mediation and mindfulness app, and also provides regular programming on financial planning and mental-health. In response to the ongoing COVID-19 pandemic, we have implemented and continue to implement safety measures in all our facilities to mitigate the spread of COVID-19 and to protect our customers and our store associates, our distribution center associates, and our corporate associates who returned to the office. During Fiscal 2021, certain segments of the Company’s corporate associate population continued to work-from-home, and after thoughtful planning and while following appropriate laws and health guidance, the Company implemented phased return-to-office protocols. The Company also provided associates with access to vaccinations by hosting multiple vaccine and booster clinics for global home office and distribution center associates.

The Company employed approximately 31,500 associates globally as of January 29, 2022, of whom approximately 24,500 were part-time associates. As of January 29, 2022, the Company employed approximately 22,800 associates in the U.S., and employed approximately 8,700 associates outside of the U.S. The Company employs temporary, seasonal associates at times, particularly during Fall, when it experiences its greatest sales activity due to Back-to-School and Holiday sales periods.

The number of associates represented by works councils and unions is not significant and is generally limited to associates in the Company’s European stores.

Board oversight

A&F’s Board of Directors and its committees also play an integral role in the Company’s human capital management. For example, the Environmental, Social and Governance Committee of the Board of Directors oversees the Company’s strategies, policies and practices regarding social issues and trends, including diversity and inclusion initiatives, health and safety, human rights, and philanthropy and community investment matters. In addition, among other things, the Compensation and Human Capital Committee of the Board of Directors oversees the Company’s overall compensation structure, policies and programs, as well as administration of our cash-based and equity-based performance incentive programs. Members of the Board of Directors also review succession plans for the Company’s executive officers and discuss with senior leadership the Company’s human capital management strategies, programs, policies and practices, including those relating to organizational structure and key reporting relationships, along with development of strategies and practices relating to recruitment, retention and development of the Company’s associates as needed.

Abercrombie & Fitch Co.	9	2021 Form 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers serve at the pleasure of the Board of Directors of A&F. Set forth below is certain information regarding the executive officers of the Company as of March 25, 2022:

Fran Horowitz, Chief Executive Officer and Director

Age: 58

Executive Roles:
•Chief Executive Officer, Principal Executive Officer and Director (since February 2017)
•Former President and Chief Merchandising Officer for all brands of the Company (December 2015 - February 2017), former member of the Office of the Chairman of the Company (December 2014 to February 2017) and former Brand President of Hollister (October 2014 - December 2015)
•Former President of Ann Taylor Loft, a division of Ascena Retail Group, Inc., the parent company of specialty retail fashion brands in North America (October 2013 - October 2014)
•Formerly held various roles at Express, Inc., a specialty apparel and accessories retailer of women’s and men’s merchandise (February 2005 - November 2012), including Executive Vice President of Women’s Merchandising and Design (May 2010 - November 2012)
•Formerly held various merchandising roles at Bloomingdale’s and various positions at Bergdorf Goodman, Bonwit Teller and Saks Fifth Avenue

Other Leadership Roles:
•Member of the Board of Directors of Conagra Brands, Inc., one of North America’s leading branded food companies (July 2021 to present), Audit/Finance Committee
•Member of the Board of Directors of SeriousFun Children’s Network, Inc., a non-profit corporation that provides specially-adapted camp experiences for children with serious illnesses and their families, free of charge (since March 2017)
•Member of the Board of Directors of Chief Executives for Corporate Purpose (CECP), a CEO-led coalition that helps companies transform their social strategy by providing customized resources (since October 2019)

Scott D. Lipesky, Executive Vice President and Chief Financial Officer

Age: 47

Executive Roles:
•Executive Vice President and Chief Financial Officer of the Company, as well as Principal Financial Officer and Principal Accounting Officer of the Company (since April 2021)
•Senior Vice President and Chief Financial Officer of the Company, as well as Principal Financial Officer and Principal Accounting Officer of the Company (October 2017 - April 2021)
•Prior to rejoining the Company, formerly served as Chief Financial Officer of American Signature, Inc., a privately-held home furnishings company (October 2016 - October 2017)
•Formerly held various leadership roles and finance positions with the Company (November 2007 - October 2016) including: Chief Financial Officer, Hollister Brand (September 2014 - October 2016); Vice President, Merchandise Finance (March 2013 - September 2014); Vice President, Financial Planning and Analysis (November 2012 - March 2013); and Senior Director, Financial Planning and Analysis (November 2010 - November 2012)
•Former Corporate Finance Director with FTI Consulting Inc., a global financial services advisory firm
•Former Director of Corporate Business Development with The Goodyear Tire & Rubber Company
•Formerly held position as a Certified Public Accountant with PricewaterhouseCoopers LLP

Kristin Scott, President, Global Brands

Age: 54

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
•Formerly held various planning and merchandising positions at Gap Inc., Target, and Marshall Fields.

Abercrombie & Fitch Co.	10	2021 Form 10-K

Samir Desai, Executive Vice President, Chief Digital Technology Officer

Age: 41

Executive Roles:
•Executive Vice President and Chief Digital and Technology Officer of the Company (since July 2021)
•Formerly held various leadership and technology positions at Equinox Group, a luxury fitness company that operates several lifestyle brands (October 2005 – June 2021), including: Chief Technology Officer (April 2016 – June 2021), Vice President, Technology (April 2013 – April 2016), Senior Director Technology(April 2011 – April 2013), Director Technology (October 2005 – April 2011)
•Formerly held technology roles at Intertex Apparel Group, a manufacturer and importer of branded and private label apparel (July 2002 – October 2005), including Director, Information Technology.

Gregory J. Henchel, Executive Vice President, General Counsel and Corporate Secretary

Age: 54

Executive Roles:
•Executive Vice President, General Counsel and Corporate Secretary of the Company (since October 2021)
•Senior Vice President, General Counsel and Corporate Secretary of the Company (October 2018 - October 2021)
•Former Executive Vice President, Chief Legal Officer and Secretary of HSN, Inc., a $3+ billion multi-channel retailer (February 2010 - December 2017)
•Former Senior Vice President and General Counsel of Tween Brands, Inc., a specialty retailer (October 2005 - February 2010) and Secretary (August 2008 - February 2010)
•Formerly held various roles at Cardinal Health, Inc., a global medical device, pharmaceutical and healthcare technology company, including Assistant General Counsel (2001 - October 2005), and Senior Litigation Counsel (May 1998 - 2001)
•Formerly held position as a litigation associate with the law firm of Jones Day (September 1993 - May 1998)

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

Laws and regulations have had, and may continue to have, a material impact on the Company’s operations. In addition, certain governments’ responses to COVID-19, such as travel restrictions and local statutory quarantines, negatively impacted the Company’s earnings in Fiscal 2021 as is described further within “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.

Refer to “ITEM 1A. RISK FACTORS,” of this Annual Report on Form 10-K for a discussion of the potential impacts regulatory matters may have on the Company in the future, including those related to environmental matters. Compliance with government laws and regulations has not had a material effect on the Company’s capital expenditures, earnings or competitive position.

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

A&F has included certain of its website addresses throughout this filing as textual references only. Information on the A&F websites shall not be deemed incorporated by reference into, and do not form any part of, this Form 10-K or any other report or document that A&F files with or furnish to the SEC.

Abercrombie & Fitch Co.	11	2021 Form 10-K

Item 1A. Risk Factors
FORWARD-LOOKING STATEMENTS AND RISK FACTORS.

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by us, our management or our spokespeople involve risks and uncertainties and are subject to change based on various factors, many of which may be beyond our control. Words such as “guidance,” “outlook,” “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “goal,” “should” and similar expressions may identify forward-looking statements. Except as may be required by applicable law, we assume no obligation to publicly update or revise any forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.

In March 2020, the COVID-19 outbreak was declared to be a global pandemic by the World Health Organization. In response to COVID-19, certain governments imposed travel restrictions and local statutory quarantines and the Company experienced widespread temporary store closures.The Company has seen a direct, material adverse impact to sales and operations as a result of COVID-19. COVID-19 poses various risks to the Company, certain of which are detailed throughout this “ITEM 1A. RISK FACTORS”. Any one of these risks, or a combination of risks, could result in further adverse impacts on the Company’s business, results of operations, financial condition and cash flows. In addition, the following factors, categorized by the primary nature of the associated risk, could affect our financial performance and cause actual results to differ materially from those expressed or implied in any of the forward-looking statements.

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
•Our failure to execute our international growth strategy successfully and our inability to conduct business in international markets as a result of legal, tax, regulatory, political and economic risks could have a material adverse impact on our business; and
•Our failure to appropriately address emerging environmental, social and governance matters could have a material adverse impact on our reputation and, as a result, our business.

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

Abercrombie & Fitch Co.	12	2021 Form 10-K

•We rely on the experience and skills of our executive officers and associates, and the failure to attract or retain this talent, effectively manage succession, and establish a diverse workforce could have a material adverse impact on our business; and
•If we identify a material weakness in our internal control over financial reporting, fail to remediate a material weaknesses, or fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

Legal, tax, regulatory and compliance risks include:
•Fluctuations in our tax obligations and effective tax rate may result in volatility in our results of operations could have a material adverse impact on our business;
•Our litigation and stockholder activism, could have a material adverse impact on our business;
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
•Our ability to attract customers to our stores, given the risks, or perceived risks, of gathering in public places;
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
•Supply chain delays due to closed factories, reduced workforces, scarcity of raw materials and scrutiny, as well as carrier constraints due to an increase in digital sales;
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
•Delays in, or our ability to complete, planned store openings on the expected terms or timing, or at all based on shortages in labor and materials and delays in the production and delivery of materials ;
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
•

Abercrombie & Fitch Co.	13	2021 Form 10-K

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
•The impact of the pandemic on overall customer demand and consumer behaviors as well as its impact on macroeconomic factors such as general economic uncertainty, inflation, unemployment rates, and recessionary pressures; and
•Any unknown consequences on our business performance and initiatives stemming from the substantial investment of time and other resources to the pandemic response.

It is uncertain if and when we will see in-store traffic return to pre-COVID-19 levels in the future. In addition, customers have increasingly relied on technology to shop and to interact with our brands during this unprecedented period and our inability to continue to connect with our customers in this manner going forward could affect our ability to compete and adversely affect our results of operations.

The factors described above may exacerbate other risks within this section of “ITEM 1A. RISK FACTORS”. Any future outbreak of any other highly infectious or contagious disease could also have a material adverse impact on our business.

The impact of war, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience could have a material adverse impact on our business

In the past, the impact of war, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience and the associated heightened security measures in response to these events have disrupted commerce. Further events of this nature, domestic or abroad, including international and domestic unrest, the on-going hostilities in Ukraine, and in China’s Hong Kong Special Administrative Region (“SAR”), may disrupt commerce and undermine consumer confidence and consumer spending by causing a decline in traffic, store closures and a decrease in digital demand adversely affecting our operating results.

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

Our business depends on consumer demand for our merchandise. Consumer preferences and discretionary spending habits, including purchases of our merchandise, can be adversely impacted by recessionary periods and other periods where disposable income is adversely affected. Our performance is subject to factors that affect worldwide economic conditions including unemployment, consumer credit availability, consumer debt levels, reductions in net worth based on declines in the financial, residential real estate and mortgage markets, sales and personal income tax rates, fuel and energy prices, global food supplies, interest rates, consumer confidence in future economic and political conditions, consumer perceptions of personal well-being and security, the value of the U.S. Dollar versus foreign currencies and other macroeconomic factors.

Global uncertainty, including the on-going hostilities in Ukraine, has in the past, and could in the future, cause changes in consumer confidence and in consumers’ discretionary spending habits globally, resulting in a material adverse effect on our results of operations, liquidity and capital resources.

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

Abercrombie & Fitch Co.	14	2021 Form 10-K

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
•marketing our products to consumers in several diverse demographic markets effectively, including through social media platforms which have become increasingly more important in order to stay connected to our customers; as our digital sales penetration has increased.
•retaining customers, including our loyalty club members, and the resulting increased marketing costs to acquire new customers;
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

Due to our international operations, we are exposed to foreign currency exchange rate risk with respect to our sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. In addition, certain of our subsidiaries transact in currencies other than their functional currency, including intercompany transactions, which results in foreign currency transaction gains or losses. Furthermore, we purchase substantially all of our inventory in U.S. Dollars. As a result, our sales, gross profit and gross profit rate from international operations will be negatively impacted during periods of a strengthened U.S. dollar relative to the functional currencies of our foreign subsidiaries.Additionally, changes in the effectiveness of our hedging instruments may negatively impact our ability to mitigate the risks associated with fluctuations in foreign currency exchange rates.

Abercrombie & Fitch Co.	15	2021 Form 10-K

Fluctuations in foreign currency exchange rates could adversely impact consumer spending, delay or prevent successful penetration into new markets or adversely affect the profitability of our international operations. Certain events, such as the uncertainty as to the on-going hostilities in Ukraine, the ultimate scope and duration of COVID-19, and uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries, have increased global economic and political uncertainty in recent years and could result in volatility of foreign currency exchange rates as these events develop. For example, changes in sales assumptions have resulted in changes in the effectiveness to certain of our hedging instruments, and we could see similar impacts in future periods.

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

While U.S. Company-operated stores were fully open for in-store service, we continue to see temporary reclosures in certain geographic areas as outbreaks of COVID-19 cases continue to occur and localized responses remain unpredictable. Furthermore, declines in traffic beyond our current expectations could result in additional impairment charges. While were successful in obtaining certain rent abatements and landlord concessions of rent payable as a result of COVID-19 store closures, we may be limited in our ability to obtain rent abatements or landlord concessions of rent otherwise payable going forward.

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

Our retail stores, corporate offices, distribution centers, infrastructure projects and digital operations, as well as the operations of our vendors and manufacturers, are vulnerable to disruption from natural disasters, infectious disease outbreaks and other unexpected events, such as COVID-19. These events could disrupt the operations of our corporate offices, global stores and supply chain and those of our third-party partners, including our vendors and manufacturers. In addition to impacts on global operations, these events could result in the potential loss of customers and revenues due to store closures, delay in merchandise deliveries, reduced consumer confidence or changes in consumers’ discretionary spending habits.

These events could reduce the availability and quality of the fabrics or other raw materials used to manufacture our merchandise, which could result in delays in responding to consumer demand leading to the potential loss of customers and revenues or we may incur increased costs to meet demand and may not be able to pass all or a portion of higher costs on to our customers, which could adversely affect our gross margin and results of our operations.

Our business has been materially, adversely impacted by COVID-19. Refer to risk factor “COVID‐19 has and may continue to materially adversely impact and cause disruption to our business,” included within this section for further discussion of the ongoing impacts and risks related to COVID-19.

Historically, our operations have been seasonal, and extreme weather conditions, including natural disasters, unseasonable weather or changes in weather patterns, may diminish demand for our seasonal merchandise and could also influence consumer preferences and fashion trends, consumer traffic and shopping habits. In addition, to the extent extreme weather causes a physical loss to our stores, distribution centers or offices,we may incur costs that exceed our applicable insurance coverage for any necessary repairs to damages or business disruption.

Abercrombie & Fitch Co.	16	2021 Form 10-K

STRATEGIC RISKS.

Failure to successfully develop an omnichannel shopping experience, a significant component of our growth strategy, or failure to successfully invest in customer, digital and omnichannel initiatives could have a material adverse impact on our business.

As omnichannel retailing continues to grow and evolve, our customers increasingly interact with our brands through a variety of media including smart phones and tablets, and expect seamless integration across all touchpoints. As our success depends on our ability to respond to shifting consumer traffic patterns and engage our customers, we have made significant investments and operational changes to develop our digital and omnichannel capabilities globally, including the development of localized fulfillment, shipping and customer service operations, investments in digital media to attract new customers and the rollout of omnichannel capabilities listed in “ITEM 1. BUSINESS.”

While we must keep up to date with emerging technology trends in the retail environment in order to develop a successful omnichannel shopping experience, it is possible these initiatives may not provide the anticipated benefits or desired rates of return. For example, we could be at a competitive disadvantage if we are unable to leverage data analytics to retrieve timely, customer insights to appropriately respond to customer demands and improve customer engagement across channels.

In addition, digital operations are subject to numerous risks, including reliance on third-party computer hardware/software and service providers, data breaches, violations of laws, including those relating to online privacy, credit card fraud, telecommunication failures, electronic break-ins and similar compromises, and disruption of internet service. Changes in foreign governmental regulations may also negatively impact our ability to deliver product to our customers. Failure to successfully respond to these risks may adversely affect sales as well as damage the reputation of our brands.

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

Although we attempt to open new stores in prominent locations, it is possible that prominent locations when we opened our stores lose favor. For example, our flagship stores, large-format stores in tourist locations with higher than average construction and operating costs, were initially successful upon opening, but are now outdated and, in the aggregate, have a disproportionate adverse impact on operating results. The cost involved to modernize many of these flagship stores is significant and oftentimes without promise of a return. As a result, we may elect to exit these leases and other of our store leases earlier than originally anticipated, or modify the leases, which could result in material incremental charges.

Abercrombie & Fitch Co.	17	2021 Form 10-K

Our failure to execute our international growth strategy successfully and our inability to conduct business in international markets as a result of legal, tax, regulatory, political and economic risks could have a material adverse impact on our business.

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

In addition, there continues to be global uncertainty, such as the uncertainty as to the on-going hostilities in Ukraine, and uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries, and similar events of global unrest. These events have increased global economic and political uncertainty in recent years and could affect our international expansion plans.

Our failure to appropriately address emerging environmental, social and governance matters could have a material adverse impact on our reputation and, as a result, our business.

There is an increased focus from certain investors, customers, associates, business partners and other stakeholders concerning environmental, social and governance matters.

The expectations related to environmental, social and governance matters are rapidly evolving, and from time to time, we announce certain initiatives and goals, related to environmental, social or governmental matters, such as those through our participation in the United Nations Global Compact. We could fail, or be perceived to fail to act responsibly, in our environmental, social and governance efforts, or we could fail in accurately reporting our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals. As a result, we could suffer negative publicity and our reputation could be adversely impacted, which in turn could have a negative impact on investor perception and our products' acceptance by consumers. This may also impact our ability to attract and retain talent to compete in the marketplace.

There is also uncertainty regarding potential policies related to global environmental sustainability matters. Changes in the legal or regulatory environment affecting responsible sourcing, supply chain transparency, or environmental protection, among others, including regulations to limit carbon dioxide and other greenhouse gas emissions, to discourage the use of plastic or to limit or to impose additional costs on commercial water use may result in increased compliance costs for us and our business partners, all of which may negatively impact our results of operations, financial condition and cash flows.

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
•We fail to comply with ethical, social, product, labor, health and safety, legal, accounting or environmental standards, or related political considerations;
•Our associates’ actions don’t align with our values and fail to comply with our Associate Code of Conduct;
•Third parties with which we have a business relationship, including our brand representatives and influencer network, fail to represent our brands in a manner consistent with our brand image or act in a way that harms their reputation; and

Abercrombie & Fitch Co.	18	2021 Form 10-K

•Third-party vendors fail to comply with our Vendor Code of Conduct or any third parties with which we have a business relationship with fail to represent our brands in a manner consistent with our brand image.

Our position or perceived lack of position on environmental, social, governance, public policy or other similar issues and any perceived lack of transparency about those matters could also harm our reputation with consumers or investors.

In addition, in recent years there has been increase in media platforms, and in particular, social media and our use of social media platforms is an important element of our omnichannel marketing efforts. For example, we maintain various social media accounts for our brands, including Instagram, TikTok, Facebook, Twitter and Pinterest accounts. Negative publicity or actions taken by individuals that we partner with, such as brand representatives, influencers or our associates, that fail to represent our brands in a manner consistent with our brand image or act in a way that harms their reputation, whether through our social media platforms or their own, could harm our brand reputation and materially impact our business. Social media also allows for anyone to provide public feedback that could influence perceptions of our brands and reduce demand for our merchandise.

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

We rely heavily on our information technology systems in both our customer-facing and corporate operations to: operate our websites and mobile apps; record and process transactions; respond to customer inquiries; manage inventory; purchase, sell and ship merchandise on a timely basis; maintain cost-efficient operations; create a customer relationship management database through our loyalty programs; and complete other customer-facing and business objectives. Given the significant number of transactions that are completed annually, it is vital to maintain constant operation of our computer hardware, telecommunication systems and software systems, and maintain data security. Despite efforts to prevent such an occurrence, our information technology systems may be vulnerable from time to time to damage or interruption from computer viruses, power system failures, third-party intrusions, inadvertent or intentional breach by our associates or third-party service providers, and other technical malfunctions. If our systems are damaged, fail to function properly, or are obsolete in comparison to those of our competition, we may have to make monetary investments to repair or replace the systems and we could endure delays in our operations. We have made and expect to continue to make significant monetary investments and devote significant attention to modernizing our core systems, and the effectiveness of these investments can be less predictable than others and may fail to provide the expected benefits.

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

In the standard course of business, we receive and maintain confidential information about customers, associates and other third parties. In addition, third parties also receive and maintain certain confidential information. The protection of this information is critical to our business and subjects us to numerous laws, rules and regulations domestically and in foreign jurisdictions. The retail industry in particular has been the target of many cyber-attacks and it is possible that an individual or group could defeat our security measures, or those of a third-party service provider, and access confidential information about our business, customers and associates. Further, like other companies in the retail industry, during the ordinary course of business, we and our vendors have in the past experienced, and we expect to continue to experience, cyber-attacks of varying degrees and types, including phishing, and other attempts to breach, or gain unauthorized access to, our systems. In addition, recent sanctions issued by the U.S. government related to the on-going hostilities in Ukraine, could increase the risk of retaliatory state-sponsored cyber-attacks, phishing and other scams, fraud, money laundering, theft and other criminal activity. To date, these attacks have not had a material impact on our operations, but we cannot provide assurance that cyber attacks will not have a material impact in the future.

We have experienced, and expect to continue to experience increased costs associated with protecting confidential information through the implementation of security technologies, processes and procedures, including training programs for associates to raise awareness about phishing, malware and other cyber risks, especially as we implement new technologies, such as new payment capabilities or updates to our mobile apps and websites. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems change frequently and increase in complexity and are often not recognized until such attacks are launched or have been in place for a period of time. We may not have the resources or technical sophistication to anticipate, prevent, or immediately identify and remediate cyber-attacks.

Abercrombie & Fitch Co.	19	2021 Form 10-K

Furthermore, the global regulatory environment is increasingly complex and demanding with frequent new and changing requirements surrounding , information security and privacy, including the China Cybersecurity Law, the California Consumer Privacy Act, and the European Union’s General Data Protection Regulation. We may incur significant costs related to compliance with these laws and failure to comply with these regulatory standards, and others, could have a material adverse impact on our business.

In addition, as a result of COVID-19, a portion of our corporate associate population continues to work-from-home on a full or part-time basis. We have also implemented a flexible work policy allowing all of our corporate associates to work remotely from time to time, as have certain of our third-party vendors. Offsite working by associates, increased use of public Wi-Fi, and use of office equipment off premises may be necessary, and may make our business more vulnerable to cybersecurity breach attempts,. phishing and other scams, fraud, money laundering, theft and other criminal activity.

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

Abercrombie & Fitch Co.	20	2021 Form 10-K

unable to respond in a quick and efficient manner, our ability to replace inventory in our stores and process digital and third-party orders could be interrupted, potentially resulting in adverse impacts to sales or increased costs.

In addition, there continues to be global uncertainty, such as to the on-going hostilities in Ukraine, the ultimate impact of uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries, and similar events of global, political unrest. These events have increased global uncertainty and have impacted and may in the future impact the cost, availability and quality of merchandise, as well as the cost, availability and quality of the fabrics or other raw materials used to manufacture our merchandise.

In addition, compliance with the recent sanctions and customs trade orders issued by the U.S. government related to the on-going hostilities in Ukraine, entities and individuals who are connected to the China’s Xinjiang Uyghur Autonomous Region, could affect the global supply chain and the price of cotton in the marketplace. We may face regulatory challenges in complying with applicable sanctions and trade regulations and reputational challenges with our consumers and other stakeholders if we are unable to sufficiently verify the origins for the material sourced.

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

We do not own or operate any manufacturing facilities. As a result, the continued success of our operations is tied to our timely receipt of quality merchandise from third-party manufacturers. We source the majority of our merchandise outside of the U.S. through arrangements with approximately 114 vendors, primarily located in southeast Asia. Political, social or economic instability in the regions in which our manufacturers are located could cause disruptions in trade, including exports to the U.S. In addition, the inability of vendors to access liquidity, or the insolvency of vendors, could lead to their failure to deliver merchandise to us. A manufacturer’s inability to ship orders in a timely manner or meet our quality standards could cause delays in responding to consumer demand and negatively affect consumer confidence or negatively impact our competitive position, any of which could have a material adverse effect on our financial condition and results of operations.

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

Our ability to succeed may be adversely impacted if we are not able to attract, retain and develop talent and future leaders, including our executive officers. We believe that the attraction, retention and management of qualified talent is integral to our success in advancing our strategies and key business priorities and avoiding disruptions in our business. We rely on our associates across the organization, including those at our corporate offices, stores and distribution centers, as well as their experience and expertise in the retail business.

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

In addition, if we are unable to attract and retain talent at the associate level without adequate succession plans, our business could be adversely impacted as competition for such qualified talent is intense, and we cannot be sure we will be able to attract, retain and develop a sufficient number of qualified individuals in future periods. For example, as automation, artificial intelligence and similar technological advancements continue to evolve, we may need to compete for talent that is familiar with these advancements in technologies in order to compete effectively with our industry peers. If we are not successful in these efforts, our business may be adversely affected.

Abercrombie & Fitch Co.	21	2021 Form 10-K

If we are not successful in these efforts or fail to successfully execute against the key initiatives that are focused on attracting, retaining and managing our human capital resources listed in “ITEM 1. BUSINESS,” our business could be adversely impacted.

If we identify a material weakness in our internal control over financial reporting, fail to remediate a material weaknesses, or fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

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

If we fail to remediate a material weakness, or are otherwise unable to maintain effective internal control over financial reporting, management could be required to expend significant resources and we could fail to meet our public reporting requirements on a timely basis, and be subject to fines, penalties, investigations or judgements, all of which could negatively affect investor confidence and adversely impact our stock price.

LEGAL, TAX, REGULATORY AND COMPLIANCE RISKS.

Fluctuations in our tax obligations and effective tax rate may result in volatility in our results of operations could have a material adverse impact on our business.

We are subject to income taxes in many U.S. and foreign jurisdictions. In addition, our products are subject to import and excise duties and/or sales, consumption or value-added taxes (“VAT”) in many jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for estimates of probable settlements of foreign and domestic tax audits. At any time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year, there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are evaluated. In addition, our effective tax rate in any given financial reporting period may be materially impacted by changes in the mix and level of earnings or losses by taxing jurisdictions or by changes to existing accounting rules or regulations. Fluctuations in duties could also have a material impact on our financial condition, results of operations or cash flows.

In some international markets, we are required to hold and submit VAT to the appropriate local tax authorities. Failure to correctly calculate or submit the appropriate amounts could subject us to substantial fines and penalties that could have an adverse effect on our financial condition, results of operations or cash flows.

The Organization for Economic Co-operation and Development, along with members of its inclusive framework, have through the Base Erosion and Profit Shifting project, proposed changes to numerous long-standing tax principles. These proposals, if finalized and adopted by the associated countries, will likely increase tax complexity, and may both create uncertainty and adversely affect our provision for income taxes.

In the U.S. the Administration along with some members in Congress have made various tax proposals including an increase in the U.S. corporate income tax rate, an increase in the rate of tax on certain earnings of foreign subsidiaries, a minimum tax on worldwide book income, changes to the deductibility of interest, among other proposals. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact to our effective tax rate.

In the past, tax law has been enacted, domestically and abroad, impacting our current or future tax structure and effective tax rate, such as the Swiss Tax Reform discussed further in Note 12, “INCOME TAXES.” Tax law may be enacted in the future, domestically or abroad, that impacts our current or future tax structure and effective tax rate.

Our litigation and stockholder activism, could have a material adverse impact on our business.

We, along with third parties we do business with, are involved, from time to time, in litigation arising in the ordinary course of business. Litigation matters may include, but are not limited to, contract disputes, employment-related actions, labor relations, commercial litigation, intellectual property rights, product safety, environmental matters and shareholder actions.

Litigation, in general, may be expensive and disruptive. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations and, depending on the nature of the allegations, could negatively impact our reputation. Additionally, defending against these legal proceedings may involve significant expense and diversion of management’s attention and resources.

Abercrombie & Fitch Co.	22	2021 Form 10-K

Stockholder activism, which could take many forms or arise in a variety of situations, remains popular with many public investors. Due to the potential volatility of our stock price and for a variety of other reasons, we may become the target of securities litigation or stockholder activism. Responding to stockholder activists campaigns may involve significant expense and diversion of management’s attention and resources without yielding any improvement in our results of operations or financial condition.

Failure to adequately protect our trademarks could have a negative impact on our brand image and limit our ability to penetrate new markets which could have a material adverse impact on our business.

We believe our core trademarks, Abercrombie & Fitch®, abercrombie®, Hollister®, Gilly Hicks®, Social Tourist® and the “Moose” and “Seagull” logos, are essential to the effective implementation of our strategy. We have obtained or applied for federal registration of these trademarks with the U.S. Patent and Trademark Office and the registries of countries in key markets within the Company’s sales and distribution channels. In addition, these trademarks are either registered, or the Company has applications for registration pending, with the registries of many of the foreign countries in which the manufacturers of the Company’s products are located. There can be no assurance that we will obtain registrations that have been applied for or that the registrations we obtain will prevent the imitation of our products or infringement of our intellectual property rights by others. Although brand security initiatives are in place, we cannot guarantee that our efforts against the counterfeiting of our brands will be successful. If a third party copies our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected.

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

Abercrombie & Fitch Co.	23	2021 Form 10-K

The agreements related to our senior secured asset-based revolving credit facility and our senior secured notes include restrictive covenants that limit our flexibility in operating our business and our inability to obtain credit on reasonable terms in the future could have an adverse impact on our business.

Our senior secured asset-based revolving credit agreement, as amended (the “ABL Facility”), expires on April 29, 2026 and our senior secured notes, which have a fixed 8.75% interest rate, will mature on July 15, 2025 (the “Senior Secured Notes”). Both our ABL Facility and the indenture governing our Senior Secured Notes contain restrictive covenants that, subject to specified exemptions, restrict, among other things, the following: our ability to incur, assume or guarantee additional indebtedness; grant or incur liens; sell or otherwise dispose of assets, including capital stock of subsidiaries; make investments in certain subsidiaries; pay dividends or make distributions on our capital stock; redeem or repurchase capital stock; change the nature of our business; and consolidate or merge with or into, or sell substantially all of our assets to another entity.

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

Abercrombie & Fitch Co.	24	2021 Form 10-K

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

As of January 29, 2022, the Company operated 729 retail stores across its brands. The Company does not believe that any individual store lease is material; however, certain geographic areas may have a higher concentration of store locations.

Item 3. Legal Proceedings

For information regarding legal proceedings, see Note 20 “CONTINGENCIES”, to the Consolidated Financial Statements included in this Annual report on Form 10-K. The Company’s accrued charges for certain legal contingencies are classified within accrued expenses on the Consolidated Balance Sheets included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” of this Annual Report on Form 10-K.

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

Item 4. Mine Safety Disclosures

Not applicable.

Abercrombie & Fitch Co.	25	2021 Form 10-K

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

A&F’s Class A Common Stock (“Common Stock”) is traded on the New York Stock Exchange under the symbol “ANF.”

The following graph shows the changes, over the five-year period ended January 29, 2022 (the last day of A&F’s Fiscal 2021) in the value of $100 invested in (i) shares of A&F’s Common Stock; (ii) Standard & Poor’s 500 Stock Index (the “S&P 500”); and (iii) Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail”), including reinvestment of dividends. The plotted points represent the closing price on the last trading day of the fiscal year indicated.

PERFORMANCE GRAPH (1)
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Abercrombie & Fitch Co., the S&P 500 Index and the S&P Apparel Retail Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
1/28/17
2/3/18
2/2/19
2/1/20
1/30/21
1/29/22
Abercrombie & Fitch Co.
S&P 500
S&P Apparel Retail

	1/28/17	2/3/18	2/2/19	2/1/20	1/30/21	1/29/22
Abercrombie & Fitch Co.	$100.00	$191.87	$207.08	$165.85	$237.88	$376.26
S&P 500	$100.00	$126.41	$123.48	$150.26	$176.18	$217.21
S&P Apparel Retail	$100.00	$108.83	$120.76	$138.82	$151.49	$169.74

*    $100 invested on 1/27/17 in stock or 1/31/17 in index, including reinvestment of dividends. Indexes calculated on month-end basis.
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

As of March 25, 2022, there were approximately 2,700 stockholders of record. However, when including investors holding shares of Common Stock in broker accounts under street name, A&F estimates that there were approximately 34,000 stockholders.

Abercrombie & Fitch Co.	26	2021 Form 10-K

There were no sales of equity securities during Fiscal 2021 that were not registered under the Securities Act.

The following table provides information regarding the purchase of shares of the Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during each fiscal month of the thirteen weeks ended January 29, 2022:

Period (fiscal month)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (3)
October 31, 2021 through November 27, 2021	1,964	$45.36	—	$500,000,000
November 28, 2021 through January 1, 2022	2,866,256	$35.29	2,865,332	$398,872,318
January 2, 2022 through January 29, 2022	1,191,165	$34.35	1,191,165	$357,959,371
Total	4,059,385	$35.02	4,056,497	$357,959,371

(1)An aggregate of 2,888 shares of A&F’s Common Stock purchased during the thirteen weeks ended January 29, 2022 were withheld for tax payments due upon the vesting of employee restricted stock units and exercise of employee stock appreciation rights.
(2)On November 23, 2021, we announced that the A&F Board of Directors approved a new $500 million share repurchase authorization, replacing the prior 2021 share repurchase authorization of 10.0 million shares, which had approximately 3.9 million shares remaining available
(3)The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 2 above. The shares may be purchased, from time to time depending on business and market conditions.

Dividends are declared at the discretion of A&F’s Board of Directors. In May 2020, the Company announced that it had temporarily suspended its dividend program. The Company’s dividend program remains suspended. The Company may in the future review its dividend program to determine, in light of facts and circumstances at that time, whether and when to reinstate. A&F’s Board of Directors reviews and establishes a dividend amount, if any, based on A&F’s financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors and any restrictions under the Company’s agreements related to the Senior Secured Notes and the ABL Facility. There can be no assurance that the Company will pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

Item 6. [Reserved]

Abercrombie & Fitch Co.	27	2021 Form 10-K

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) generally discusses our results of operations for Fiscal 2021 and Fiscal 2020 and provides comparisons between such fiscal years. For our discussion and comparison of Fiscal 2020 and Fiscal 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021. This MD&A should be read together with the Company’s audited Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” to which all references to Notes in MD&A are made.

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
•Current Trends and Outlook. A discussion of the Company’s long-term plans for growth. In addition, this section also provides a summary of the Company’s performance over recent years, primarily Fiscal 2021 and Fiscal 2020.
•Results of Operations. An analysis of certain components of the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for Fiscal 2021 as compared to Fiscal 2020.
•Liquidity and Capital Resources. A discussion of the Company’s financial condition, changes in financial condition and liquidity as of January 29, 2022, which includes (i) an analysis of changes in cash flows for Fiscal 2021 as compared to Fiscal 2020, (ii) an analysis of liquidity, including the availability under credit facilities, and outstanding debt and covenant compliance and (iii) a summary of contractual and other obligations as of January 29, 2022.
•Recent Accounting Pronouncements. The recent accounting pronouncements the Company has adopted or is currently evaluating, including the dates of adoption or expected dates of adoption, as applicable, and anticipated effects on the Company’s audited Consolidated Financial Statements, are included in Note 2 “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”
•Critical Accounting Policies and Estimates. The accounting policies considered to be important to the Company’s results of operations and financial condition, which typically require significant judgment and estimation on the part of the Company’s management in their application.
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

A discussion of the Company’s financial condition, changes in financial condition and results of operations for Fiscal 2020 as compared to Fiscal 2019, is incorporated by reference from “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” in PART II of A&F’s Annual Report on Form 10-K for Fiscal 2020, filed with the SEC on March 29, 2021.

Safe harbor statement under the Private Securities Litigation Reform Act of 1995
The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K or made by the Company, its management or its spokespeople involve risks and uncertainties and are subject to change based on various factors, many of which may be beyond the Company’s control. Words such as “guidance,” “outlook,” “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “goal,” “should,” and similar expressions may identify forward-looking statements. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, including the on-going hostilities in Ukraine, the uncertainty surrounding COVID-19, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements included herein are based on information presently available to the management of the Company. Except as may be required by applicable law, the Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. A discussion of material risks that could affect the Company’s financial performance and cause actual results to differ materially from those expressed or implied in any of the forward-looking statements is included in  “ITEM 1A. RISK FACTORS,” of this Annual Report on Form 10-K.

Abercrombie & Fitch Co.	28	2021 Form 10-K

OVERVIEW

Business summary

The Company is a global, digitally led omnichannel retailer. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids, which are sold primarily through its digital channels and Company-owned stores, as well as through various third-party arrangements. The Company’s two brand-based operating segments are Hollister, which includes the Company’s Hollister, Gilly Hicks and Social Tourist brands, and Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. These five brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style. The Company operates primarily in North America, Europe and Asia.

The Company’s fiscal year ends on the Saturday closest to January 31. All references herein to the Company’s fiscal years are as follows:

Fiscal year	Year ended/ ending	Number of weeks
Fiscal 2019	February 1, 2020	52
Fiscal 2020	January 30, 2021	52
Fiscal 2021	January 29, 2022	52
Fiscal 2022	January 28, 2023	52

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

Abercrombie & Fitch Co.	29	2021 Form 10-K

CURRENT TRENDS AND OUTLOOK

Focus areas for Fiscal 2022

The Company remains committed to, and confident in, its long-term vision of being a digitally-led global omnichannel apparel retailer and continues to evaluate opportunities to make progress against initiatives that support this vision.

The Company entered Fiscal 2021 with positive momentum, and has made progress towards recovering from COVID-19 sales losses. Reflecting ongoing global uncertainty, the Company plans to continue to actively manage inventories, optimize its distribution center capacity for digital demand and tightly manage expenses.

The following focus areas for Fiscal 2022 serve as a framework to the Company achieving sustainable growth and long-term operating margin expansion:
•Accelerate digital, data and technology investments to increase agility and improve the customer experience;
•Create a more personalized customer experience through a connected omnichannel ecosystem,
•Optimize our global distribution network to expand digital capacity and improve product delivery speed
•Opportunistically open new, omni-enabled stores in under penetrated markets, and
•Integrate environmental, social and governance practices and standards throughout the organization.

Global Store Network Optimization

Reflecting a continued focus on its key transformation initiative ‘Global Store Network Optimization,’ the Company delivered new store experiences across brands during Fiscal 2021 and Fiscal 2020. Details related to these new store experiences follow:

Type of new store experience	Fiscal 2021	Fiscal 2020
New stores	38	15
Remodels	2	4
Right-sizes	5	6
Total	45	25

As part of its ongoing global store network optimization initiative and stated goal of repositioning from larger format, tourist-dependent flagship locations to smaller, omni-enabled stores that cater to local customers, the Company closed its Abercrombie & Fitch brand Singapore and Hamburg flagship locations during Fiscal 2021. This leaves the Company with five operating flagships at the end of Fiscal 2021, down from seven at the beginning of Fiscal 2021 and 15 at the beginning of Fiscal 2020.

In addition, the Company closed 42 non-flagship locations, resulting in 44 total store closures during Fiscal 2021. Store optimization efforts in Fiscal 2021 reduced total Company store gross square footage by approximately 0.2 million gross square feet, or 3%, as compared to Fiscal 2020 year-end. The actions taken in Fiscal 2021, combined with ongoing digital sales growth, are expected to continue to transform the Company's operating model and reposition the Company for the future as it continues to focus on aligning store square footage with digital penetration.

Store count and gross square footage by brand and geography as of January 30, 2021 and January 29, 2022 were as follows:

	Hollister (1)		Abercrombie (2)		Total Company (3)
	United States	International	United States	International	United States	International	Total
Number of stores:
January 30, 2021	347	150	190	48	537	198	735
New	10	12	7	9	17	21	38
Closed	(6)	(8)	(24)	(6)	(30)	(14)	(44)
January 29, 2022	351	154	173	51	524	205	729

Gross square footage (in thousands):
January 30, 2021	2,309	1,219	1,311	393	3,620	1,612	5,232
January 29, 2022	2,312	1,212	1,161	367	3,473	1,579	5,052
(1)Hollister includes the Hollister and Gilly Hicks brands. Locations with Gilly Hicks carveouts within Hollister stores are represented as a single store count. Excludes nine international franchise stores as of each of January 29, 2022 and January 30, 2021. Excludes 14 Company-operated temporary stores as of January 29, 2022 and 12 as of January 30, 2021.
(2)Abercrombie includes the Abercrombie & Fitch and abercrombie kids brands. Locations with abercrombie kids carveouts within Abercrombie & Fitch stores are represented as a single store count. Excludes 14 international franchise stores as of January 29, 2022 and 10 as of January 30, 2021. Excludes five Company-operated temporary stores as of January 29, 2022 and two as of January 30, 2021.
(3)This store count excludes one international third-party operated multi-brand outlet store as of January 30, 2021.

Abercrombie & Fitch Co.	30	2021 Form 10-K

Impact of COVID-19

In March 2020, the COVID-19 outbreak was declared to be a global pandemic by the World Health Organization. In response to COVID-19, certain governments imposed travel restrictions and local statutory quarantines and the Company experienced widespread temporary store closures. As of January 29, 2022, all U.S. Company-operated stores were fully open for in-store service; however, temporary store closures have subsequently been mandated in certain parts of the APAC region in response to COVID-19. During periods of temporary store closures, reductions in revenue have not been offset by proportional decreases in expense, as the Company continues to incur store occupancy costs such as operating lease costs, net of rent abatements agreed upon during the period, depreciation expense, and certain other costs such as compensation, net of government payroll relief, and administrative expenses resulting in a negative effect on the relationship between the Company’s costs and revenues.

Although U.S. and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains and temporary store closures. The extent of future impacts of COVID-19 on the Company’s business, including the duration and impact on overall customer demand, are uncertain as current circumstances are dynamic and depend on future developments, including, but not limited to, the emergence of new variants of coronavirus, such as the Delta and Omicron variants, and the availability and acceptance of effective vaccines, boosters or medical treatments. The Company plans to follow the guidance of local governments to evaluate whether future store closures will be necessary.

The Company’s digital operations across brands have continued to serve the Company’s customers during periods of temporary store closures. In response to elevated digital demand during this period, the Company leveraged its omnichannel capabilities by continuing to offer Purchase-Online-Pickup-in-Store, including curbside pickup at a majority of U.S. locations, and by utilizing ship-from-store capabilities, including same-day delivery across its entire U.S. store fleet. Despite the recent strength in digital sales, the Company has historically generated the majority of its annual net sales through stores and there can be no assurance that the current level of digital penetration will continue when stores operate at full capacity.

For further information about how COVID-19 could impact our operations, refer to  “ITEM 1A. RISK FACTORS,” of this Annual Report on Form 10-K.

Supply chain disruptions, inflation and changing prices

The Company has continued to see disruptions in global supply chains, including temporary closures of factories. The inability to receive inventory in a timely manner could cause delays in responding to customer demand and adversely affect sales. In addition, the Company has seen and expects to continue to see inflationary pressures affecting the Company’s transportation and other costs. In order to mitigate the risk associated with supply chain constraints, the Company has taken and expects to continue to take actions to manage through the disruption, including shipping inventory by air and shifting production as necessary and where possible. This adversely impacted the Company during the latter half of Fiscal 2021, and is likely to continue to cause increased inventory costs related to freight. It is possible that responses to extended factory closures and transportation delays are not adequate to mitigate their impact, and that these events could adversely affect the business and results of operations.

The Company has also recently experienced inflation in labor, raw materials and other costs. Inflation can have a long-term impact on the Company because increasing costs may impact the ability to maintain satisfactory margins. The Company may be unsuccessful in passing these increases on to the customer through higher ticket prices. Furthermore, Increases in inflation may not be matched by growth in consumer income, which also could have a negative impact on spending.

Impact of global events and uncertainty

As a global multi-brand omnichannel specialty retailer, with operations in North America, Europe and Asia, among other regions and, as a result, management is are mindful of macroeconomic risks, global challenges and the changing global geopolitical environment, including the on-going hostilities in Ukraine, that could adversely impact certain areas of the business. As a result, in addition to the events listed within MD&A, management continues to monitor certain other global events. The Company continues to assess the potential impacts these events and similar events may have on the business in future periods and continues to develop contingency plans to assist in mitigating potential impacts. It is possible that the Company’s preparations for such events are not adequate to mitigate their impact, and that these events could further adversely affect its business and results of operations. For a discussion of material risks that have the potential to cause actual results to differ materially from expectations, refer to “ITEM 1A. RISK FACTORS,” included in this Annual Report on Form 10-K.

The Company continues to evaluate opportunities to invest in and make progress on initiatives that position the business for sustainable long-term growth that align with the strategic pillars as described within “ITEM 1. BUSINESS - STRATEGY AND KEY BUSINESS PRIORITIES,” included in this Annual Report on Form 10-K.

Abercrombie & Fitch Co.	31	2021 Form 10-K

Summary of results

A summary of results for Fiscal 2021 and Fiscal 2020 follows:

	GAAP		Non-GAAP (1)
(in thousands, except change in net sales, gross profit rate, operating margin and per share amounts)	Fiscal 2021	Fiscal 2020	Fiscal 2021	Fiscal 2020
Net sales	$3,712,768	$3,125,384
Change in net sales from the prior fiscal year	19%	(14)%
Gross profit rate (2)	62.3	60.5
Operating income (loss)	$343,084	$(20,469)	$355,184	$52,468
Operating income (loss) margin	9.2%	(0.7)%	9.6%	1.7%
Net income (loss) attributable to A&F (3)	$263,010	$(114,021)	$272,689	$(45,383)
Net income (loss) per diluted share attributable to A&F (3)	4.20	(1.82)	4.35	(0.73)

(1)    Refer to “RESULTS OF OPERATIONS” for details on excluded items. A reconciliation from each non-GAAP financial measure presented in this Annual Report on Form 10-K to the most directly comparable financial measure calculated in accordance with GAAP, as well as a discussion as to why the Company believes that these non-GAAP financial measures are useful to investors is provided below under “NON-GAAP FINANCIAL MEASURES.”
(2)    Gross profit is derived from cost of sales, exclusive of depreciation and amortization.
(3)    Fiscal 2021 results includes $42.5 million of tax benefits due to the release of valuation allowances as a result of the improvement seen in business conditions. Fiscal 2020 results included $101 million of adverse tax impacts related to valuation allowances on deferred tax assets and other tax charges as a result of the COVID-19 pandemic, which adversely impacted net loss per diluted share by or $1.61 per share. Refer to Note 12, “INCOME TAXES.”

Certain components of the Company’s Consolidated Balance Sheets as of January 29, 2022 and January 30, 2021 and Consolidated Statements of Cash Flows for Fiscal 2021 and Fiscal 2020 were as follows:

(in thousands)
Balance Sheets data	January 29, 2022	January 30, 2021
Cash and equivalents	$823,139	$1,104,862
Gross borrowings outstanding, carrying amount	307,730	350,000
Inventories	525,864	404,053
Statement of Cash Flows data	Fiscal 2021	Fiscal 2020
Net cash provided by operating activities	$277,782	$404,918
Net cash used for investing activities	(96,979)	(51,910)
Net cash (used for) provided by financing activities	(446,898)	69,717

Abercrombie & Fitch Co.	32	2021 Form 10-K

RESULTS OF OPERATIONS

The estimated basis point (“BPS”) change disclosed throughout this Results of Operations has been rounded based on the change in the percentage of net sales.

Net sales

(in thousands)	Fiscal 2021	Fiscal 2020	$ Change	% Change
Hollister	$2,147,979	$1,834,349	$313,630	17%
Abercrombie	1,564,789	1,291,035	273,754	21%
Total Company	$3,712,768	$3,125,384	$587,384	19%

Net sales by geographic area are presented by attributing revenues on the basis of the country in which the merchandise was sold for in-store purchases and the shipping location provided by customers for digital orders. The Company’s net sales by geographic area for Fiscal 2021 and Fiscal 2020 were as follows:

(in thousands)	Fiscal 2021	Fiscal 2020	$ Change	% Change
United States	$2,652,158	$2,127,403	$524,755	25%
EMEA	755,072	709,451	45,621	6%
APAC	171,701	176,636	(4,935)	(3)%
Other	133,837	111,894	21,943	20%
International	$1,060,610	$997,981	$62,629	6%
Total Company	$3,712,768	$3,125,384	$587,384	19%

For Fiscal 2021, net sales increased 19% as compared to Fiscal 2020, primarily due to an increase in units sold as a result of increased store traffic relative to last year, which was impacted by widespread temporary store closures due to COVID-19, and 4% digital sales growth. Average unit retail increased year-over-year, driven by less promotions and lower clearance levels, with benefits from changes in foreign currency exchange rates of approximately $26 million.

Cost of sales, exclusive of depreciation and amortization

	Fiscal 2021		Fiscal 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$1,400,773	37.7%	$1,234,179	39.5%	(180)

For Fiscal 2021, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased approximately 180 basis points as compared to Fiscal 2020. The year-over-year decrease was primarily attributable to approximately 550 basis points of increased average unit retail as a result of lower promotions and markdowns, partially offset by higher average unit cost related to approximately 414 basis points of increased freight costs as well as other costs incurred to offset supply chain issues.

Gross profit, exclusive of depreciation and amortization

	Fiscal 2021		Fiscal 2020
		% of Net Sales		% of Net Sales	BPS Change
Gross profit, exclusive of depreciation and amortization	$2,311,995	62.3%	$1,891,205	60.5%	180

Abercrombie & Fitch Co.	33	2021 Form 10-K

Stores and distribution expense

	Fiscal 2021		Fiscal 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Stores and distribution expense	$1,429,476	38.5%	$1,391,584	44.5%	(600)

For Fiscal 2021, stores and distribution expense increased 3% as compared to Fiscal 2020, primarily driven by a a $42 million increase in digital sales marketing expense, $36 million increase in payroll expense, reflecting the return of certain expenses not incurred in Fiscal 2020 due to COVID-19 temporary store closures, a $15 million increase in digital shipping and handling expense reflecting 4% year-over-year digital sales growth and a $11 million increase in digital direct expense. These increases in expense were partially offset by a $68 million reduction in store occupancy expense, due to a decrease in store count and favorable rent negotiations and include approximately $17.9 million in benefits related to rent abatements and a favorable resolution of a flagship store closure.

Marketing, general and administrative expense

	Fiscal 2021		Fiscal 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Marketing, general and administrative expense	$536,815	14.5%	$463,843	14.8%	(30)

For Fiscal 2021, marketing, general and administrative expense increased 16% as compared to Fiscal 2020, primarily driven by increased digital media spend, performance-based compensation, legal, consulting and information technology expense. These increases were partially offset by a decrease in depreciation expense.

Flagship store exit (benefits) charges

	Fiscal 2021		Fiscal 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Flagship store exit (benefits) charges	$(1,153)	0.0%	$(11,636)	(0.4)%	40

For Fiscal 2021, flagship store exit benefits primarily related to the closure of two international Abercrombie & Fitch flagship stores. Refer to Note 19, “FLAGSHIP STORE EXIT (BENEFITS) CHARGES.”

Asset impairment, exclusive of flagship store exit charges

	Fiscal 2021		Fiscal 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Asset impairment, exclusive of flagship store exit charges	$12,100	0.3%	$72,937	2.3%	(200)
Excluded items:
Asset impairment charges (1)	(12,100)	(0.3)%	(72,937)	(2.3)%	200
Adjusted non-GAAP asset impairment, exclusive of flagship store exit charges	$—	0.0%	$—	0.0%	—
(1)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Refer to Note 9, “ASSET IMPAIRMENT,” for further discussion.

Abercrombie & Fitch Co.	34	2021 Form 10-K

Other operating income, net

	Fiscal 2021		Fiscal 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Other operating income, net	$8,327	0.2%	$5,054	0.2%	—

For Fiscal 2021, other operating income, net, increased as compared to Fiscal 2020, primarily due to sublease rental income recognized in Fiscal 2021.

Operating income (loss)

	Fiscal 2021		Fiscal 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Operating (loss) income	$343,084	9.2%	$(20,469)	(0.7)%	990
Excluded items:
Asset impairment charges (1)	12,100	0.3%	72,937	2.3%	(200)
Adjusted non-GAAP operating income	$355,184	9.6%	$52,468	1.7%	790
(1)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Interest expense, net

	Fiscal 2021		Fiscal 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Interest expense	$37,958	1.0%	$31,726	1.0%	—
Interest income	(3,848)	(0.1)%	(3,452)	(0.1)%	—
Interest expense, net	$34,110	0.9%	$28,274	0.9%	—

For Fiscal 2021, interest expense, net, increased 21% primarily driven by the loss on the extinguishment of debt related to the purchase of Senior Secured Notes and higher interest expense in the current year, reflecting higher average borrowings outstanding than before the completion of the Senior Secured Notes private offering.

Income tax expense

	Fiscal 2021		Fiscal 2020
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$38,908	12.6%	$60,211	(123.5)%
Excluded items:
Tax effect of pre-tax excluded items (1)	2,421		4,299
Adjusted non-GAAP income tax expense	$41,329	12.9%	$64,510	266.6%
(1)    Refer to “Operating income (loss)” for details of pre-tax excluded items. The tax effect of pre-tax excluded items is the difference between the tax provision calculation on a GAAP basis and an adjusted non-GAAP basis.

The Company’s effective tax rate for Fiscal 2021 was impacted by $42.5 million of tax benefits due to the release of valuation allowances, primarily in the U.S. and Germany, and a discrete tax benefit of $3.9 million due to a rate change in the U.K. The Company did not recognize income tax benefits on $25.3 million of pre-tax losses generated in Fiscal 2021 primarily in Switzerland, resulting in adverse tax impacts of $4.6 million.

Refer to Note 12, “INCOME TAXES,” for further discussion on factors that impacted the effective tax rate in Fiscal 2021 and Fiscal 2020.

Abercrombie & Fitch Co.	35	2021 Form 10-K

Net income (loss) attributable to A&F

	Fiscal 2021		Fiscal 2020
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Net income (loss) attributable to A&F	$263,010	7.1%	$(114,021)	(3.6)%	1,070
Excluded items, net of tax (1)	9,679	0.3%	68,638	2.2%	(190)
Adjusted non-GAAP net income (loss) attributable to A&F (2)	$272,689	7.3%	$(45,383)	(1.5)%	880
(1)    Excludes items presented above under “Operating income (loss),” and “Income tax expense.”

Net income (loss) per diluted share attributable to A&F

	Fiscal 2021	Fiscal 2020	$ Change
Net income (loss) per diluted share attributable to A&F	$4.20	$(1.82)	$6.02
Excluded items, net of tax (1)	0.15	1.10	(0.95)
Adjusted non-GAAP net income (loss) per diluted share attributable to A&F	$4.35	$(0.73)	$5.08
Impact from changes in foreign currency exchange rates	—	0.01	(0.01)
Adjusted non-GAAP net income (loss) per diluted share attributable to A&F on a constant currency basis(2)	$4.35	$(0.74)	$5.09
(1)    Excludes items presented above under “Operating income (loss),” and “Income tax expense.”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Abercrombie & Fitch Co.	36	2021 Form 10-K

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company’s capital allocation strategy, priorities and investments are reviewed by A&F’s Board of Directors considering both liquidity and valuation factors. Regarding returns to shareholders, although the dividend program remains suspended, during Fiscal 2021, the Company resumed share repurchases. The timing and amount of any future share repurchases will depend on various factors, such as market and business conditions, including the Company’s ability to accelerate investments in the business. The Company believes that it will have adequate liquidity to fund operating activities over the next 12 months. The Company monitors financing market conditions and may in the future determine whether and when to amend, modify, or restructure its Credit Facilities and/or Senior Secured Notes.

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

Over the next 12 months, the Company expects its primary cash requirements to be directed towards funding operating activities, including the acquisition of inventory, and obligations related to compensation, marketing, leases and any lease buyouts or modifications it may exercise, taxes and other operating activities.

The Company evaluates opportunities for investments in the business that are in line with initiatives that position the business for sustainable long-term growth that align with its strategic pillars as described within “ITEM 1. BUSINESS - STRATEGY AND KEY BUSINESS PRIORITIES”. Examples of potential investment opportunities include, but are not limited to, new store experiences and options to early terminate store leases, investments in its omnichannel initiatives and investments to increase the Company’s capacity to fulfill digital orders. Historically, the Company has utilized cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as digital and omnichannel investments, information technology, and other projects. For Fiscal 2021, the Company used $97.0 million towards capital expenditures, down from $101.9 million of capital expenditures in Fiscal 2020. Total capital expenditures for Fiscal 2022 are expected to be approximately $150 million.

Share repurchases and dividends

In order to preserve liquidity and maintain financial flexibility in light of COVID-19, the Company announced that it had temporarily suspended its dividend and share repurchase programs in Fiscal 2020..

The Company has since adopted a new share repurchase program and may repurchase shares in the future, but the timing and amount of any further repurchases are dependent on various factors, such as market and business conditions, including the Company’s ability to accelerate investments in the business. The Company’s dividend program remains suspended. The Company may in the future review its dividend program to determine, in light of facts and circumstances at that time, whether and when to reinstate.

In November 2021, the A&F Board of Directors approved a new $500 million share repurchase authorization, replacing the prior February 19, 2021 share repurchase authorization of 10.0 million shares, which had approximately 3.9 million shares remaining available at termination. During Fiscal 2021, the Company repurchased 10.2 million shares and returned $377 million to shareholders through share repurchases. The timing and amount of any future share repurchases will depend on various factors, including market and business conditions.

The Company has repurchased shares of its Common Stock from time to time, dependent on market and business conditions, with the objectives of returning excess cash to shareholders and offsetting dilution from issuances of Common Stock associated with the exercise of employee stock appreciation rights and the vesting of restricted stock units. Shares may be repurchased in the open market, including pursuant to any trading plans established in accordance with Rule 10b5-1 of the Exchange Act, through privately negotiated transactions or other transactions or by a combination of such methods. Refer to “ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES” for additional information regarding the Company’s share repurchases during the fourth quarter of Fiscal 2021 and the number of shares remaining available for purchase under the Company’s publicly announced stock repurchase authorization.

A&F’s Board of Directors reviews and establishes a dividend amount, if at all, based on A&F’s financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors, including the potential severity of impacts to the business resulting from COVID-19 and any restrictions under the Company’s agreements related to the Senior Secured Notes and the ABL Facility. There can be no assurance that the Company will declare and pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

Credit facilities and Senior Secured Notes

In July 2020, the Company completed the private offering of the Senior Secured Notes, and received gross proceeds of $350 million. The Senior Secured Notes will mature on July 15, 2025 and bear interest at a rate of 8.75% per annum, with semi-annual interest payments which began in January 2021. The Company’s debt related to the Senior Secured Notes is presented on the Consolidated Balance Sheet, net of the unamortized fees. During Fiscal 2021, the Company repurchased $42.3 million of its outstanding Senior Secured Notes and incurred $5.3 million of loss on extinguishment of debt, comprised of a repayment premium of $4.7 million and the write-off of unamortized fees of $0.6 million. As of January 29, 2022, the Company had $307.7 million of gross indebtedness outstanding under the Senior Secured Notes.

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

The Company did not have any borrowings outstanding under the ABL Facility as of January 29, 2022 or as of January 30, 2021.

Details regarding borrowing available to the Company under the ABL Facility as of January 29, 2022 follow:

(in thousands)	January 29, 2022
Borrowing base	$279,105
Less: Outstanding stand-by letters of credit	(814)
Borrowing capacity	278,291
Less: Minimum excess availability (1)	(30,000)
Borrowing available under the ABL Facility	$248,291
(1)    The Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility.

Refer to Note 13, “BORROWINGS,” for additional information.

Income taxes

The Company’s earnings and profits from its foreign subsidiaries may be repatriated to the U.S., without incurring additional U.S. federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019 are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds may be repatriated without incurring additional tax expense.

As of January 29, 2022, $380.6 million of the Company’s $823.1 million of cash and equivalents were held by foreign affiliates. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or to fund investing and financing cash flow activities.

Refer to Note 12, “INCOME TAXES,” for additional details regarding the impact certain events related to the Company’s income taxes had on the Company’s Consolidated Financial Statements.

Analysis of cash flows

The table below provides certain components of the Company’s Consolidated Statements of Cash Flows for Fiscal 2021 and Fiscal 2020:

(in thousands)	Fiscal 2021	Fiscal 2020
Cash and equivalents, and restricted cash and equivalents, beginning of period	$1,124,157	$692,264
Net cash provided by operating activities	277,782	404,918
Net cash used for investing activities	(96,979)	(51,910)
Net cash (used for) provided by financing activities	(446,898)	69,717
Effects of foreign currency exchange rate changes on cash	(23,694)	9,168
Net (decrease) increase in cash and equivalents, and restricted cash and equivalents	$(289,789)	$431,893
Cash and equivalents, and restricted cash and equivalents, end of period	$834,368	$1,124,157

Operating activities - For Fiscal 2021 the Company recognized higher cash receipts as compared to Fiscal 2020 as a result of the 19% year-over-year increase in net sales as the Company experienced widespread temporary store closures in response to COVID-19 during Fiscal 2020.

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

In addition, during Fiscal 2021, the Company finalized an agreement with and paid its landlord partner to settle all remaining obligations related to the SoHo Hollister flagship store in New York City, which closed during the second quarter of Fiscal 2019. Prior to this new agreement, the Company was required to make payments in aggregate of $80.1 million pursuant to the lease agreements through Fiscal 2028. The new agreement resulted in an acceleration of payments and provided for a discount resulting in an operating cash outflow of $63.8 million during Fiscal 2021.

While the Company has been successful in obtaining certain rent abatements and landlord concessions of rent payable during Fiscal 2021 as a result of COVID-19 store closures, the Company continues to engage with its landlords to find a mutually beneficial and agreeable path forward for certain of its other leases.

Investing activities - For Fiscal 2021, net cash outflows for investing activities were used for capital expenditures of $97.0 million as compared to $101.9 million in Fiscal 2020. In addition, Fiscal 2020 reflects the withdrawal of $50.0 million from the overfunded Rabbi Trust assets, which represented the majority of excess funds, improving the Company’s near-term cash position in light of COVID-19.

Financing activities - For Fiscal 2021, net cash used by financing activities primarily consisted of the repurchase of approximately 10.2 million shares of A&F’s Common stock in the open market with a market value of approximately $377 million. In addition, the Company repurchased $42.3 million of its outstanding Senior Secured Notes at a premium of $4.7 million. For Fiscal 2020, net cash provided by financing activities primarily consisted of the issuance of the Senior Secured Notes and receipt of related gross proceeds of $350.0 million and borrowings under the ABL Facility of $210.0 million. The gross proceeds from the Senior Secured Notes offering were used along with existing cash on hand, to repay all then outstanding borrowings and accrued interest under the Term Loan Facility and the ABL Facility, with the remaining net proceeds used towards fees and expenses in connection with such repayments and the offering. In addition, the Company repurchased approximately 1.4 million shares of A&F’s Common Stock with a market value of approximately $15.2 million and paid dividends of $12.6 million during Fiscal 2020, prior to the Company’s decision to temporarily suspend its share repurchase and dividend programs in light of COVID-19.

Contractual obligations

As of January 29, 2022, the Company’s contractual obligations were as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$1,064,468	$266,893	$367,746	$238,845	$190,984
Purchase obligations (2)	369,153	325,963	26,754	5,342	11,094
Long-term debt obligations (3)	307,730	—	—	307,730	—
Other obligations (4)	172,944	42,221	75,295	33,176	22,252
Total	$1,914,295	$635,077	$469,795	$585,093	$224,330
(1)Operating lease obligations consist of the Company’s future undiscounted operating lease payments, including future fixed lease payments associated with closed flagship stores. Operating lease obligations do not include variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs. Total variable lease cost was $110.9 million in Fiscal 2021. Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Leases,” and Note 8, “LEASES,” for further discussion.
(2)Purchase obligations primarily consist of non-cancelable purchase orders for merchandise to be delivered during Fiscal 2022 and commitments for fabric expected to be used during upcoming seasons. In addition, purchase obligations include agreements to purchase goods or services, including, but not limited to, information technology, digital and marketing contracts, as well as estimated obligations related to the Company’s 13-year, 100% renewable energy supply agreement for its global home office and Company-owned distribution centers which is expected to begin in the Company’s fiscal year ending January 28, 2023.
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

Due to uncertainty as to the amounts and timing of future payments, tax related to uncertain tax positions, including accrued interest and penalties, of $1.2 million as of January 29, 2022 is excluded from the contractual obligations table. Deferred taxes are also excluded in the contractual obligations table. For further discussion, refer to Note 12, “INCOME TAXES.”

As of January 29, 2022, the Company had recorded $2.8 million and $42.3 million of obligations related to its deferred compensation and supplemental retirement plans in accrued expenses and other liabilities on the Consolidated Balance Sheet, respectively. Amounts payable with known payment dates of $14.2 million have been classified in the contractual obligations table based on those scheduled payment dates. However, it is not reasonably practicable to estimate the timing and amounts for the remainder of these obligations, therefore, those amounts have been excluded in the contractual obligations table.

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

The Company does not expect material changes to the underlying assumptions used to measure the LCNRV estimate as of January 29, 2022. However, actual results could vary from estimates and could significantly impact the ending inventory valuation at cost, as well as gross profit.

An increase or decrease in the LCNRV adjustment of 10% would have affected pre-tax loss by approximately $1.7 million for Fiscal 2021.

Valuation of deferred tax assets
The provision for income taxes is determined using the asset and liability approach. Tax laws often require items to be included in tax filings at different times than the items are being reflected in the financial statements. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Valuation allowances are recorded in certain jurisdictions to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

The Company does not expect material changes in the judgments, assumptions or interpretations used to calculate the tax provision for Fiscal 2022. However, changes in these judgments, assumptions or interpretations may occur and should those changes be significant, they could have a material impact on the Company’s income tax provision. As of the end of Fiscal 2021, the Company had recorded valuation allowances of $110.1 million

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

Stores that display an indicator of impairment are subjected to an impairment assessment. The Company’s impairment assessment requires management to make assumptions and judgments related, but not limited, to management’s expectations for future operations and projected cash flows. The key assumption used in the Company’s undiscounted future store cash flow models is estimated sales growth rate.

An impairment loss may be recognized when these undiscounted future cash flows are less than the carrying amount of the asset group. In the circumstance of impairment, any loss would be measured as the excess of the carrying amount of the asset group over its fair value. Fair value of the Company’s store-related assets is determined at the individual store level based on the highest and best use of the asset group. The key assumptions used in the Company’s fair value analysis are estimated sales growth and comparable market rents.
Store assets that were tested for impairment as of January 29, 2022 and not impaired, had long-lived assets with a net book value of $60.6 million, which included $53.6 million of operating lease right-of-use assets as of January 29, 2022.

Store assets that were previously impaired as of January 29, 2022, had a remaining net book value of $80.9 million, which included $73.5 million of operating lease right-of-use assets, as of January 29, 2022.

While the Company If actual results are not consistent with the estimates and assumptions used in assessing impairment or measuring impairment losses, there may be a material impact on the Company’s financial condition or results of operation.

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

The Company does not expect material changes to the underlying assumptions used to measure its lease liabilities as of January 29, 2022.

An increase or decrease of 10% in the Company’s weighted-average discount rate as of January 29, 2022, would impact both the Company’s total assets and total liabilities by less than 1% and would not have a material impact on the Company’s pre-tax loss for Fiscal 2021.

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

Comparable sales

At times, the Company provides comparable sales, defined as the year-over-year percentage change in the aggregate of (1) sales for stores that have been open as the same brand at least one year and whose square footage has not been expanded or reduced by more than 20% within the past year, with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations, and (2) digital sales with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations. Comparable sales exclude revenue other than store and digital sales. Historically, management had used comparable sales to understand the drivers of year-over-year changes in net sales as well as a performance metric for certain performance-based restricted stock units. The Company believes comparable sales can be a useful metric as it can assist investors in distinguishing the portion of the Company’s revenue attributable to existing locations from the portion attributable to the opening or closing of stores. The most directly comparable GAAP financial measure is change in net sales. In light of store closures related to COVID-19, the Company has not disclosed comparable sales for Fiscal 2021.

Excluded items

The following financial measures are disclosed on a GAAP basis and on an adjusted non-GAAP basis excluding the following items, as applicable:

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

A reconciliation of financial metrics on a constant currency basis to GAAP for Fiscal 2021 and Fiscal 2020 is as follows:

(in thousands, except change in net sales, gross profit rate, operating margin and per share data)
Net sales	Fiscal 2021	Fiscal 2020	% Change
GAAP	$3,712,768	$3,125,384	19%
Impact from changes in foreign currency exchange rates	—	(25,927)	1%
Net sales on a constant currency basis	$3,712,768	$3,151,311	18%
Gross profit	Fiscal 2021	Fiscal 2020	BPS Change (1)
GAAP	$2,311,995	$1,891,205	180
Impact from changes in foreign currency exchange rates	—	13,865	0
Gross profit on a constant currency basis	$2,311,995	$1,905,070	180
Operating (loss) income	Fiscal 2021	Fiscal 2020	BPS Change (1)
GAAP	$343,084	$(20,469)	990
Excluded items (2)	(12,100)	(72,937)	200
Adjusted non-GAAP	$355,184	$52,468	790
Impact from changes in foreign currency exchange rates	—	(1,399)	10
Adjusted non-GAAP on a constant currency basis	$355,184	$51,069	800
Net (loss) income per diluted share attributable to A&F	Fiscal 2021	Fiscal 2020	$ Change
GAAP	$4.20	$(1.82)	$6.02
Excluded items, net of tax (2)	(0.15)	(1.10)	0.95
Adjusted non-GAAP	$4.35	$(0.73)	$5.08
Impact from changes in foreign currency exchange rates	—	0.01	(0.01)
Adjusted non-GAAP on a constant currency basis	$4.35	$(0.74)	$5.09

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

INTEREST RATE RISK

Prior to July 2, 2020, our exposure to market risk due to changes in interest rates related primarily to the increase or decrease in the amount of interest expense from fluctuations in the LIBO rate, or an alternate base rate associated with the Term Loan Facility and the ABL Facility. On July 2, 2020, the Company issued the Senior Secured Notes due in 2025 with a 8.75% fixed interest rate per annum and repaid all outstanding borrowings under the Term Loan Facility and the ABL Facility, thereby eliminating any then existing cash flow market risk due to changes in interest rates. The Senior Secured Notes are exposed to interest rate risk that is limited to changes in fair value. This analysis for Fiscal 2022 may differ from the actual results due to potential changes in gross borrowings outstanding under the ABL Facility and potential changes in interest rate terms and limitations described within the associated credit agreement.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBO rate) announced it intended to stop compelling banks to submit rates for the calculation of LIBO rate after 2021. Certain publications of the LIBO rate were phased out at the end of 2021 and all LIBO rate publications will cease after June 30, 2023. The transition from the LIBO rate to alternative rates is not expected to have a material impact on the Company’s interest expense. In addition, the Company has seen lower interest income earned on the Company’s investments and cash holdings, reflecting the lower interest rate environment.

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

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. Such a hypothetical devaluation would decrease derivative instrument fair values by approximately $10.2 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair values would be expected to be largely offset by the net change in fair values of the underlying hedged items. Refer to Note 15, “DERIVATIVE INSTRUMENTS,” included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for the fair value of outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of January 29, 2022 and January 30, 2021.

For a detailed discussion of material risk factors that have the potential to cause our actual results to differ materially from our expectations, refer to “ITEM 1A. RISK FACTORS,” included in this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Abercrombie & Fitch Co.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Thousands, except per share amounts)

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Net sales	$3,712,768	$3,125,384	$3,623,073
Cost of sales, exclusive of depreciation and amortization	1,400,773	1,234,179	1,472,155
Gross profit	2,311,995	1,891,205	2,150,918
Stores and distribution expense	1,429,476	1,391,584	1,551,243
Marketing, general and administrative expense	536,815	463,843	464,615
Flagship store exit (benefits) charges	(1,153)	(11,636)	47,257
Asset impairment, exclusive of flagship store exit (benefits) charges	12,100	72,937	19,135
Other operating income, net	(8,327)	(5,054)	(1,400)
Operating income (loss)	343,084	(20,469)	70,068
Interest expense, net	34,110	28,274	7,737
Income (loss) before income taxes	308,974	(48,743)	62,331
Income tax expense	38,908	60,211	17,371
Net income (loss)	270,066	(108,954)	44,960
Less: Net income attributable to noncontrolling interests	7,056	5,067	5,602
Net income (loss) attributable to A&F	$263,010	$(114,021)	$39,358

Net income (loss) per share attributable to A&F
Basic	$4.41	$(1.82)	$0.61
Diluted	$4.20	$(1.82)	$0.60

Weighted-average shares outstanding
Basic	59,597	62,551	64,428
Diluted	62,636	62,551	65,778

Other comprehensive income (loss)
Foreign currency translation, net of tax	$(22,917)	$12,195	$(5,080)
Derivative financial instruments, net of tax	10,518	(5,616)	(1,354)
Other comprehensive (loss) income	(12,399)	6,579	(6,434)
Comprehensive income (loss)	257,667	(102,375)	38,526
Less: Comprehensive income attributable to noncontrolling interests	7,056	5,067	5,602
Comprehensive income (loss) attributable to A&F	$250,611	$(107,442)	$32,924

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.
Consolidated Balance Sheets
(Thousands, except par value amounts)

	January 29, 2022	January 30, 2021
Assets
Current assets:
Cash and equivalents	$823,139	$1,104,862
Receivables	69,102	83,857
Inventories	525,864	404,053
Other current assets	89,654	68,857
Total current assets	1,507,759	1,661,629
Property and equipment, net	508,336	550,587
Operating lease right-of-use assets	698,231	893,989
Other assets	225,165	208,697
Total assets	$2,939,491	$3,314,902
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$374,829	$289,396
Accrued expenses	395,815	396,365
Short-term portion of operating lease liabilities	222,823	248,846
Income taxes payable	21,773	24,792
Total current liabilities	1,015,240	959,399
Long-term liabilities:
Long-term portion of operating lease liabilities	697,264	957,588
Long-term portion of borrowings, net	303,574	343,910
Other liabilities	86,089	104,693
Total long-term liabilities	1,086,927	1,406,191
Stockholders’ equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	413,190	401,283
Retained earnings	2,386,156	2,149,470
Accumulated other comprehensive loss, net of tax (“AOCL”)	(114,706)	(102,307)
Treasury stock, at average cost: 50,315 and 40,901 shares at January 29, 2022 and January 30, 2021, respectively	(1,859,583)	(1,512,851)
Total A&F stockholders’ equity	826,090	936,628
Noncontrolling interests	11,234	12,684
Total stockholders’ equity	837,324	949,312
Total liabilities and stockholders’ equity	$2,939,491	$3,314,902

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.
Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)

	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 2, 2019	66,227	$1,033	$405,379	$9,721	$2,418,544	$(102,452)	37,073	$(1,513,604)	$1,218,621
Impact from adoption of the new lease accounting standard	—	—	—	—	(75,165)	—	—	—	(75,165)
Net income	—	—	—	5,602	39,358	—	—	—	44,960
Purchase of common stock	(3,957)	—	—	—	—	—	3,957	(63,542)	(63,542)
Dividends ($0.80 per share)	—	—	—	—	(51,510)	—	—	—	(51,510)
Share-based compensation issuances and exercises	516	—	(14,403)	—	(17,482)	—	(516)	25,081	(6,804)
Share-based compensation expense	—	—	14,007	—	—	—	—	—	14,007
Derivative financial instruments, net of tax	—	—	—	—	—	(1,354)	—	—	(1,354)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(5,080)	—	—	(5,080)
Distributions to noncontrolling interests, net	—	—	—	(2,955)	—	—	—	—	(2,955)
Balance, February 1, 2020	62,786	$1,033	$404,983	$12,368	$2,313,745	$(108,886)	40,514	$(1,552,065)	$1,071,178
Net loss	—	—	—	5,067	(114,021)	—	—	—	(108,954)
Purchase of common stock	(1,397)	—	—	—	—	—	1,397	(15,172)	(15,172)
Dividends ($0.28 per share)	—	—	—	—	(12,556)	—	—	—	(12,556)
Share-based compensation issuances and exercises	1,010	—	(22,382)	—	(37,698)	—	(1,010)	54,386	(5,694)
Share-based compensation expense	—	—	18,682	—	—	—	—	—	18,682
Derivative financial instruments, net of tax	—	—	—	—	—	(5,616)	—	—	(5,616)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	12,195	—	—	12,195
Distributions to noncontrolling interests, net	—	—	—	(4,751)	—	—	—	—	(4,751)
Balance, January 30, 2021	62,399	$1,033	$401,283	$12,684	$2,149,470	$(102,307)	40,901	$(1,512,851)	$949,312
Net income	—	—	—	7,056	263,010	—	—	—	270,066
Purchase of common stock	(10,200)	—	—	—	—	—	10,200	(377,290)	(377,290)
Dividends ($0.00 per share)	—	—	—	—	—	—	—	—	—
Share-based compensation issuances and exercises	786	—	(17,397)	—	(26,324)	—	(786)	30,558	(13,163)
Share-based compensation expense	—	—	29,304	—	—	—	—	—	29,304
Derivative financial instruments, net of tax	—	—	—	—	—	10,518	—	—	10,518
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(22,917)	—	—	(22,917)
Distributions to noncontrolling interests, net	—	—	—	(8,506)	—	—	—	—	(8,506)
Balance, January 29, 2022	52,985	$1,033	$413,190	$11,234	$2,386,156	$(114,706)	50,315	$(1,859,583)	$837,324

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.
Consolidated Statements of Cash Flows
(Thousands)

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Operating activities
Net income (loss)	$270,066	$(108,954)	$44,960
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	144,035	166,281	173,625
Asset impairment	12,100	72,937	22,364
Loss on disposal	5,020	16,353	6,298
Deferred income taxes	(31,922)	23,986	9,150
Share-based compensation	29,304	18,682	14,007
Loss on extinguishment of debt	5,347	—	—
Changes in assets and liabilities
Inventories	(123,221)	33,312	2,270
Accounts payable and accrued expenses	77,910	186,747	10,821
Operating lease right-of use assets and liabilities	(93,827)	(55,700)	46,442
Income taxes	(3,086)	10,753	(5,473)
Other assets	396	38,632	(20,137)
Other liabilities	(14,340)	1,889	(3,642)
Net cash provided by operating activities	277,782	404,918	300,685
Investing activities
Purchases of property and equipment	(96,979)	(101,910)	(202,784)
Withdrawal of funds from Rabbi Trust assets	—	50,000	—
Net cash used for investing activities	(96,979)	(51,910)	(202,784)
Financing activities
Proceeds from issuance of senior secured notes	—	350,000	—
Proceeds from borrowings under the senior secured asset-based revolving credit facility	—	210,000	—
Repayment of borrowings under the term loan facility	—	(233,250)	(20,000)
Repayment of borrowings under the senior secured asset-based revolving credit facility	—	(210,000)	—
Purchase of senior secured notes	(46,969)	—	—
Payment of debt issuance costs and fees	(2,016)	(7,318)	—
Purchases of common stock	(377,290)	(15,172)	(63,542)
Dividends paid	—	(12,556)	(51,510)
Other financing activities	(20,623)	(11,987)	(12,821)
Net cash (used for) provided by financing activities	(446,898)	69,717	(147,873)
Effect of foreign currency exchange rates on cash	(23,694)	9,168	(3,593)
Net (decrease) increase in cash and equivalents, and restricted cash and equivalents	(289,789)	431,893	(53,565)
Cash and equivalents, and restricted cash and equivalents, beginning of period	1,124,157	692,264	745,829
Cash and equivalents, and restricted cash and equivalents, end of period	$834,368	$1,124,157	$692,264
Supplemental information related to non-cash activities
Purchases of property and equipment not yet paid at end of period	$29,932	$16,250	$44,199
Operating lease right-of-use assets additions, net of terminations, impairments and other reductions	$29,241	$(38,279)	$391,753
Supplemental information related to cash activities
Cash paid for interest	$28,413	$26,629	$17,514
Cash paid for income taxes	$74,709	$15,210	$20,717
Cash received from income tax refunds	$2,292	$4,650	$8,773
Cash paid for amounts included in measurement of operating lease liabilities, net of abatements received of $17.9 million and $30.7 million in Fiscal 2021 and 2020, respectively	$364,842	$316,992	$422,850

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.

Index for Notes to Consolidated Financial Statements

Abercrombie & Fitch Co.
Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a global, digitally led omnichannel retailer. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids, which are sold primarily through its digital channels and Company-owned stores, as well as through various third-party arrangements. The Company’s two brand-based operating segments are Hollister, which includes the Company’s Hollister, Gilly Hicks and Social Tourist brands, and Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. These five brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style. The Company operates primarily in North America, Europe and Asia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying Consolidated Financial Statements include historical financial statements of, and transactions applicable to, the Company and reflect its financial position, results of operations and cash flows.

The Company has interests in an Emirati business venture and in a Kuwaiti business venture with Majid al Futtaim Fashion L.L.C. (“MAF”) and in a United States of America (the “U.S.”) business venture with Dixar L.L.C. (“Dixar”), each of which meets the definition of a variable interest entity (“VIE”). The purpose of the business ventures with MAF is to operate stores in the United Arab Emirates and Kuwait and the purpose of the business venture with Dixar is to hold the intellectual property related to the Social Tourist brand. The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the operating results, assets and liabilities of these VIEs, with the noncontrolling interests’ (“NCI”) portions of net income presented as net income attributable to NCI on the Consolidated Statements of Operations and Comprehensive Income (Loss) and MAF’s portion of equity presented as NCI on the Consolidated Balance Sheets.

Fiscal year

The Company’s fiscal year ends on the Saturday closest to January 31. This typically results in a 52 week year, but occasionally gives rise to an additional week, resulting in a 53 week year. Fiscal years are designated in the Consolidated Financial Statements and notes by the calendar year in which the fiscal year commences. All references herein to the Company’s fiscal years are as follows:

Fiscal year	Year ended/ ending	Number of weeks
Fiscal 2019	February 1, 2020	52
Fiscal 2020	January 30, 2021	52
Fiscal 2021	January 29, 2022	52
Fiscal 2022	January 28, 2023	52

Use of estimates

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved with estimates, actual results may differ. The extent to which the current outbreak of coronavirus disease (“COVID-19”) continues to impact the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the duration and spread of COVID-19 and the emergence of new variants of coronavirus, the availability and acceptance of effective vaccines, boosters or medical treatments, the impact of COVID-19 on the length or frequency of store closures, and the extent to which COVID-19 impacts worldwide macroeconomic conditions including interest rates, the speed of the economic recovery, and governmental, business and consumer reactions to the pandemic. The Company’s assessment of these, as well as other factors, could impact management's estimates and result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Abercrombie & Fitch Co.

Cash and equivalents

A summary of cash and equivalents on the Consolidated Balance Sheets follows:

(in thousands)	January 29, 2022	January 30, 2021
Cash (1)	$762,187	$796,994
Cash equivalents: (2)
Time deposits	11,643	11,589
Money market funds	49,309	296,279
Cash and equivalents	$823,139	$1,104,862
(1)    Primarily consists of amounts on deposit with financial institutions.
(2)    Investments with original maturities of less than three months.

Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Consolidated Statements of Cash Flows:

(in thousands)	Location	January 29, 2022	January 30, 2021	February 1, 2020
Cash and equivalents	Cash and equivalents	$823,139	$1,104,862	$671,267
Long-term restricted cash and equivalents	Other assets	11,229	14,814	18,696
Short-term restricted cash and equivalents	Other current assets	—	4,481	2,301
Restricted cash and equivalents (1)		$11,229	$19,295	$20,997
Cash and equivalents and restricted cash and equivalents		$834,368	$1,124,157	$692,264
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

As the rates implicit in the Company’s leases are not readily determinable, the Company uses its incremental borrowing rate based on the transactional currency of the operating lease and the lease term for the initial measurement of the operating lease right-of-use asset and liability. For operating leases existing before the adoption of the current lease accounting standard, the Company used its incremental borrowing rate as of the date of adoption, determined using the remaining lease term as of the date of adoption. For operating leases commencing on or after the adoption of the current lease accounting standard, the incremental borrowing rate is determined using the remaining lease term as of the lease commencement date. The Company has elected to combine lease and nonlease components for all current classes of underlying leased assets.

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
•Variable payments related to operating lease components, such as contingent rent payments made by the Company based on performance, the expense of which is recognized in the period incurred on the Consolidated Statements of Operations and Comprehensive Income (Loss);
•Variable payments related to nonlease components, such as taxes, insurance, and maintenance costs, the expense of which is recognized in the period incurred in the Consolidated Statements of Operations and Comprehensive Income (Loss); and
•Leases not related to Company-operated retail stores with an initial term of 12 months or less, the expense of which is recognized in the period incurred in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Abercrombie & Fitch Co.

Certain of the Company’s operating leases include options to extend the lease or to terminate the lease. The Company assesses these operating leases and, depending on the facts and circumstances, may or may not include these options in the measurement of the Company’s operating lease right-of-use assets and liabilities. Generally, the Company’s options to extend its operating leases are at the Company’s sole discretion and at the time of lease commencement are not reasonably certain of being exercised. There may be instances in which a lease is being renewed on a month-to-month basis and, in these instances, the Company will recognize lease expense in the period incurred in the Consolidated Statements of Operations and Comprehensive Income (Loss) until a new agreement has been executed. Upon the signing of the renewal agreement, the Company recognizes an asset for the right to use the leased asset and a liability based on the present value of remaining lease payments over the lease term.

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

If an asset group displays an indicator of impairment, it is tested for recoverability by comparing the sum of the estimated future undiscounted cash flows attributable to the asset group to the carrying amount of the asset group. This recoverability test requires management to make assumptions and judgments related, but not limited, to management’s expectations for future cash flows from operating the store. The key assumption used in developing these projected cash flows used in the recoverability test is estimated sales growth rate.

If the sum of the estimated future undiscounted cash flows attributable to an asset group is less than its carrying amount, and it is determined that the carrying amount of the asset group is not recoverable, management determines if there is an impairment loss by comparing the carrying amount of the asset group to its fair value. Fair value of an asset group is based on the highest and best use of the asset group, often using a discounted cash flow model that utilizes Level 3 fair value inputs. The key assumptions used in the Company’s fair value analysis are estimated sales growth rate and comparable market rents. An impairment loss is recognized based on the excess of the carrying amount of the asset group over its fair value.

Refer to Note 9, “ASSET IMPAIRMENT.”

Other assets

Other assets on the Consolidated Balance Sheets consist primarily of the Company’s trust-owned life insurance policies held in the irrevocable rabbi trust (the “Rabbi Trust”), deferred tax assets, long-term deposits, intellectual property, long-term restricted cash and equivalents, long-term supplies and various other assets.

Abercrombie & Fitch Co.

Rabbi Trust assets

The Rabbi Trust includes amounts, restricted in their use, to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value and are included in other assets on the Consolidated Balance Sheets. The change in cash surrender value of the life insurance policies in the Rabbi Trust is recorded in interest expense, net on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exchange rate exposure associated with forecasted foreign-currency-denominated intercompany inventory transactions with foreign subsidiaries before inventory is sold to third parties. Fluctuations in exchange rates will either increase or decrease the Company’s intercompany equivalent cash flows and affect the Company’s U.S. Dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed upon settlement date. These forward contracts typically have a maximum term of twelve months. The conversion of the inventory to cost of sales, exclusive of depreciation and amortization, will result in the reclassification of related derivative gains and losses that are reported in AOCL on the Consolidated Balance Sheets into earnings.

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

The Company presents its derivative assets and derivative liabilities at their gross fair values within other current assets and accrued liabilities, respectively, on the Consolidated Balance Sheets. However, the Company’s derivative instruments allow net settlements under certain conditions.

Refer to Note 15, “DERIVATIVE INSTRUMENTS.”

Stockholders’ equity

A summary of the Company’s Class A Common Stock (the “Common Stock”), $0.01 par value, and Class B Common Stock, $0.01 par value, follows:

(in thousands)	January 29, 2022	January 30, 2021
Class A Common Stock
Shares authorized	150,000	150,000
Shares issued	103,300	103,300
Shares outstanding	52,985	62,399
Class B Common Stock (1)
Shares authorized	106,400	106,400
(1)    No shares were issued or outstanding as of each of January 29, 2022 and January 30, 2021.

Abercrombie & Fitch Co.

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

The Company also recognizes revenue under wholesale arrangements, which revenue is generally recognized upon shipment, when control passes to the wholesale partner. Revenue from the Company’s franchise and license arrangements, primarily royalties earned upon the sale of merchandise, is generally recognized at the time merchandise is sold to the franchisees’ retail customers or to the licensees’ wholesale customers.

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

Abercrombie & Fitch Co.

Stores and distribution expense

Stores and distribution expense on the Consolidated Statements of Operations and Comprehensive Income (Loss) primarily consists of: store payroll; store management; operating lease costs; utilities and other landlord expenses; depreciation and amortization, except for those amounts included in marketing, general and administrative expense; repairs and maintenance and other store support functions; marketing and other costs related to the Company’s digital operations; shipping and handling costs; and distribution center (“DC”) expense.

A summary of shipping and handling costs, which includes costs incurred to store, move and prepare product for shipment and costs incurred to physically move product to our customers across channels, follows:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Shipping and handling costs	$306,222	$291,534	$224,604

Marketing, general and administrative expense

Marketing, general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income (Loss) primarily consists of: home office compensation and marketing, except for those departments included in stores and distribution expense; information technology; outside services, such as legal and consulting; depreciation, primarily related to IT and other home office assets; amortization related to trademark assets; costs to design and develop the Company’s merchandise; relocation; recruiting; and travel expenses.

Other operating income, net

Other operating income, net on the Consolidated Statements of Operations and Comprehensive Income (Loss) primarily consists of gains and losses resulting from foreign-currency-denominated transactions. A summary of foreign-currency-denominated transactions, including those related to derivative instruments, follows:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Foreign-currency-denominated transaction gains	$4,232	$3,933	$348

Interest expense, net

Interest expense primarily consisted of interest expense on the Company’s long-term borrowings outstanding. Interest income primarily consisted of interest income earned on the Company’s investments and cash holdings and realized gains from the Rabbi Trust assets.

A summary of interest expense, net follows:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Interest expense	$37,958	$31,726	$19,908
Interest income	(3,848)	(3,452)	(12,171)
Interest expense, net	$34,110	$28,274	$7,737

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

A summary of advertising costs follows:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Advertising costs	$204,575	$118,537	$134,058

Share-based compensation

The Company issues shares of Common Stock from treasury stock upon exercise of stock appreciation rights and vesting of

Abercrombie & Fitch Co.

restricted stock units, including those converted from performance share awards. As of January 29, 2022, the Company had sufficient treasury stock available to settle restricted stock units and stock appreciation rights outstanding. Settlement of stock awards in Common Stock also requires that the Company have sufficient shares available in stockholder-approved plans at the applicable time.

In the event, at each reporting date as of which share-based compensation awards remain outstanding, there are not sufficient shares of Common Stock available to be issued under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors (as amended effective May 20, 2020, the “2016 Directors LTIP”) and the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates (as amended effective June 9, 2021, the “2016 Associates LTIP”), or under a successor or replacement plan, the Company may be required to designate some portion of the outstanding awards to be settled in cash, which would result in liability classification of such awards. The fair value of liability-classified awards would be re-measured each reporting date until such awards no longer remain outstanding or until sufficient shares of Common Stock become available to be issued under the existing plans or under a successor or replacement plan. As long as the awards are required to be classified as a liability, the change in fair value would be recognized in current period expense based on the requisite service period rendered.

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

Abercrombie & Fitch Co.

Net income (loss) per share attributable to A&F

Net income (loss) per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of Class A Common Stock. Additional information pertaining to net income (loss) per share attributable to A&F follows:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Shares of Common Stock issued	103,300	103,300	103,300
Weighted-average treasury shares	(43,703)	(40,749)	(38,872)
Weighted-average — basic shares	59,597	62,551	64,428
Dilutive effect of share-based compensation awards	3,039	—	1,350
Weighted-average — diluted shares	62,636	62,551	65,778
Anti-dilutive shares (1)	1,002	3,270	1,462

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

3. IMPACT OF COVID-19

In March 2020, the COVID-19 outbreak was declared to be a global pandemic by the World Health Organization. In response to COVID-19, certain governments imposed travel restrictions and local statutory quarantines and the Company experienced widespread temporary store closures. As of January 29, 2022, all U.S. Company-operated stores were fully open for in-store service; however, temporary store closures have subsequently been mandated in certain parts of the APAC region in response to COVID-19. During periods of temporary store closures, reductions in revenue have not been offset by proportional decreases in expense, as the Company continues to incur store occupancy costs such as operating lease costs, net of rent abatements agreed upon during the period, depreciation expense, and certain other costs such as compensation, net of government payroll relief, and administrative expenses resulting in a negative effect on the relationship between the Company’s costs and revenues.

Although U.S. and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains and temporary store closures. The extent of future impacts of COVID-19 on the Company’s business, including the duration and impact on overall customer demand, are uncertain as current circumstances are dynamic and depend on future developments, including, but not limited to, the emergence of new variants of coronavirus, such as the Delta and Omicron variants, and the availability and acceptance of effective vaccines, boosters or medical treatments. The Company plans to follow the guidance of local governments to evaluate whether future store closures will be necessary.

During Fiscal 2020, the Company experienced a material adverse impact to net sales across brands and regions as a result of widespread temporary store closures in response to COVID-19, which was not offset by year-over-year digital sales growth. As a result, the Company recognized $14.8 million of charges to reduce the carrying value of inventory, primarily as a result of COVID-19 and the temporary closure of the Company’s stores, in cost of sales, exclusive of depreciation and amortization on the Consolidated Statements of Operations and Comprehensive Income (Loss). Further negative developments in the COVID-19 pandemic could result in additional charges to reduce the carrying value of inventory.

As a result of COVID-19, the Company suspended certain rent payments for periods of store closures, and continues to engage with its landlords to find a mutually beneficial and agreeable path forward. As of January 29, 2022 and January 30, 2021, the Company had $13.5 million and $24.2 million, respectively, related to suspended rent payments classified within accrued expenses on the Consolidated Balance Sheets. The Company obtained rent abatements of $17.9 million and $30.7 million, respectively, during Fiscal 2021 and Fiscal 2020. The majority of the benefits related to these abatements was recognized within variable lease cost during the applicable periods.

Abercrombie & Fitch Co.

During Fiscal 2021 and Fiscal 2020, the Company recognized qualified payroll-related credits reducing payroll expenses by approximately $5.6 million and $18.1 millions, respectively, in the Consolidated Statements of Operations and Comprehensive Income. There are also instances where governments have provided wage subsidies through direct payments to the Company’s associates. In these instances, no benefits are recognized on the Consolidated Statements of Operations and Comprehensive Income (Loss), but the Company does see a reduction in expense incurred. The Company also intends to continue to defer qualified payroll and other tax payments as permitted by applicable government laws and regulations.

The Company has recognized asset impairment charges related to the Company’s operating lease right-of-use assets and property and equipment, which were principally the result of the impact of COVID-19 on store cash flows. Refer to Note 9, “ASSET IMPAIRMENT,” for additional information.

The Company has also experienced other material impacts as a result of COVID-19, such as the establishment of deferred tax valuation allowances and other tax charges. Refer to Note 12, “INCOME TAXES,” for additional information.

In March 2020, in an effort to improve the Company’s near-term cash position, as a precautionary measure in response to COVID-19, the Company borrowed $210.0 million under its senior secured asset-based revolving credit facility (the “ABL Facility”) and withdrew the majority of excess funds from the overfunded Rabbi Trust assets, providing the Company with $50.0 million of additional cash. In July 2020, the Company took additional actions to preserve liquidity in light of the continued global uncertainty then presented by COVID-19, and completed a private offering of $350.0 million aggregate principal amount of senior secured notes (the “Senior Secured Notes”). The Company used the net proceeds of such offering to repay all outstanding borrowings under the Company’s term loan facility (the “Term Loan Facility”), to repay a portion of the outstanding borrowings under the ABL Facility and to pay fees and expenses in connection with such repayments and the offering. Refer to Note 13 “BORROWINGS,” for additional information.

As of January 29, 2022, the Company had liquidity of $1.1 billion as compared to liquidity of $1.3 billion as of January 30, 2021, comprised of cash and equivalents and borrowing available to the Company under the ABL Facility.

4. REVENUE RECOGNITION

Disaggregation of revenue

All revenues are recognized in net sales in the Consolidated Statements of Operations and Comprehensive Income (Loss). For information regarding the disaggregation of revenue, refer to Note 18, “SEGMENT REPORTING.”

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of January 29, 2022 and January 30, 2021:

(in thousands)	January 29, 2022	January 30, 2021
Gift card liability	$36,984	$28,561
Loyalty programs liability	22,757	20,426

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for Fiscal 2021 and Fiscal 2020:

(in thousands)	Fiscal 2021	Fiscal 2020
Revenue associated with gift card redemptions and gift card breakage	$80,088	$58,400
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	45,417	37,042

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Revenue recognition,” for discussion regarding significant accounting policies related to the Company’s revenue recognition.

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

The three levels of the hierarchy and the distribution of the Company’s assets and liabilities that are measured at fair value on a recurring basis, were as follows:

	Assets and Liabilities at Fair Value as of January 29, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$49,309	$11,643	$—	$60,952
Derivative instruments (2)	—	4,973	—	4,973
Rabbi Trust assets (3)	1	62,272	—	62,273
Restricted cash equivalents (1)	5,391	2,326	—	7,717
Total assets	$54,701	$81,214	$—	$135,915

	Assets and Liabilities at Fair Value as of January 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$296,279	$11,589	$—	$307,868
Derivative instruments (2)	—	79	—	79
Rabbi Trust assets (3)	1	60,789	—	60,790
Restricted cash equivalents (1)	2,943	7,775	—	10,718
Total assets	$299,223	$80,232	$—	$379,455

Liabilities:
Derivative instruments (2)	$—	$4,694	$—	$4,694
Total liabilities	$—	$4,694	$—	$4,694

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

Fair value of long-term borrowings

The Company’s borrowings under the Senior Secured Notes are carried at historical cost in the Consolidated Balance Sheets. The carrying amount and fair value of the Company’s long-term gross borrowings were as follows:

(in thousands)	January 29, 2022	January 30, 2021
Gross borrowings outstanding, carrying amount	$307,730	$350,000
Gross borrowings outstanding, fair value	327,732	389,813

Abercrombie & Fitch Co.

6. INVENTORIES

Inventories consisted of:

(in thousands)	January 29, 2022	January 30, 2021
Inventories at original cost	$549,030	$429,993
Less: Lower of cost and net realizable value adjustment	(17,196)	(21,076)
Less: Shrink estimate	(5,970)	(4,864)
Inventories (1)	$525,864	$404,053

(1)     Includes $142.7 million and $106.0 million of inventory in transit, merchandise owned by the Company that has not yet been received at a Company distribution center, as of January 29, 2022 and January 30, 2021, respectively.

A summary of the Company’s vendors based on location and the percentage of dollar cost of merchandise receipts during Fiscal 2021, and Fiscal 2020 follows:

	% of Total Company Merchandise Receipts (1)
Location	Fiscal 2021	Fiscal 2020
Vietnam	36%	41%
China (2)	14	12
Cambodia	16	15
Other (3)	34	32
Total	100%	100%

(1)    Calculated as the cost of merchandise receipts from all vendors within a country during the respective fiscal year divided by cost of total merchandise receipts during the respective fiscal year.
(2)    Only a portion of the Company’s total merchandise sourced from China is subject to the additional U.S. tariffs on imported consumer goods that were effective beginning in Fiscal 2019. The Company estimates approximately 9%, 7% and 15% of total merchandise receipts were directly imported to the U.S. from China in Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.
(3)    No country included within this category sourced more than 10% of total merchandise receipts during any fiscal year presented above.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Inventories,” for discussion regarding significant accounting policies related to the Company’s inventories.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	January 29, 2022	January 30, 2021
Land	$28,599	$28,599
Buildings	233,523	230,104
Furniture, fixtures and equipment	622,912	608,210
Information technology	643,244	607,062
Leasehold improvements	913,729	990,238
Construction in progress	9,483	22,744
Other	2,003	2,000
Total	2,453,493	2,488,957
Less: Accumulated depreciation	(1,945,157)	(1,938,370)
Property and equipment, net	$508,336	$550,587

Depreciation expense for Fiscal 2021, Fiscal 2020 and Fiscal 2019 was $141.4 million, $167.2 million and $172.6 million, respectively.

Refer to Note 9, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during Fiscal 2021, Fiscal 2020 and Fiscal 2019.

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

The following table provides a summary of the Company’s operating lease costs for Fiscal 2021, Fiscal 2020 and Fiscal 2019:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Single lease cost (1)	$272,246	$346,178	$427,982
Variable lease cost (2)	110,889	65,310	143,472
Operating lease right-of-use asset impairment (3)	9,509	57,026	15,812
Sublease Income	(4,292)	—	—
Total operating lease cost	$388,352	$468,514	$587,266
(1)Includes amortization and interest expense associated with operating lease right-of-use assets and the impact from remeasurement of operating lease liabilities.
(2)Includes variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs, as well as $14.1 million and $30.1 million of rent abatements in Fiscal 2021 and Fiscal 2020, respectively, related to the effects of the COVID-19 pandemic that resulted in lease concessions with total payments required by the modified contract being substantially the same as or less than total payments required by the original contract. The total benefit related to rent abatements recognized during Fiscal 2021 and Fiscal 2020 was $17.9 million and $30.7 million respectively.
(3)Refer to Note 9, “ASSET IMPAIRMENT,” for details related to operating lease right-of-use asset impairment charges.

The following table provides the weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rate used to calculate the Company’s operating lease liabilities as of January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021
Weighted-average remaining lease term (years)	5.3	5.7
Weighted-average discount rate	5.6%	5.6%

The following table provides a maturity analysis of the Company’s operating lease liabilities, based on undiscounted cash flows, as of January 29, 2022:

(in thousands)	January 29, 2022
Fiscal 2022	$266,893
Fiscal 2023	215,464
Fiscal 2024	152,282
Fiscal 2025	131,972
Fiscal 2026	106,873
Fiscal 2027 and thereafter	190,984
Total undiscounted operating lease payments	1,064,468
Less: Imputed interest	(144,381)
Present value of operating lease liabilities	$920,087

The Company has suspended rent payments for a number of stores that were closed as a result of COVID-19, and has been successful in obtaining certain rent abatements and landlord concessions of rent payable. Refer to Note 3. “IMPACT OF COVID-19”, for additional details.

During Fiscal 2020, the Company entered into a sublease agreement with a third party for the remaining lease term of one of its European Abercrombie & Fitch flagship store locations upon its closure. As of January 29, 2022, the Company's subleased property had a remaining lease term of 5.8 years with the sublease term from February 1, 2021 through November 30, 2027. Future minimum tenant operating lease payments remaining under this sublease as of January 29, 2022 were $24.0 million.

The Company had minimum commitments related to operating lease contracts that have not yet commenced, primarily for its Company-operated retail stores, of approximately $17.4 million as of January 29, 2022.

Abercrombie & Fitch Co.

9. ASSET IMPAIRMENT

The following table provides additional details related to long-lived asset impairment charges:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Operating lease right-of-use asset impairment (1)	$9,509	$57,026	$15,812
Property and equipment asset impairment	2,591	15,911	6,552
Total asset impairment	$12,100	$72,937	$22,364
(1)     Includes $3.2 million of operating lease right-of-use asset impairment included in flagship store exit charges on the Consolidated Statement of Operations and Comprehensive Income for Fiscal 2019. Refer to Note 19, “FLAGSHIP STORE EXIT (BENEFITS) CHARGES.”

Asset impairment charges for Fiscal 2021 were related to certain of the Company’s stores across brands, geographies and store formats. The impairment charges for Fiscal 2021 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $18.1 million, including $15.6 million related to operating lease right-of-use assets.

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

10. RABBI TRUST ASSETS

Investments of Rabbi Trust assets consisted of the following as of January 29, 2022 and January 30, 2021:

(in thousands)	January 29, 2022	January 30, 2021
Trust-owned life insurance policies (at cash surrender value)	$62,272	$60,789
Money market funds	1	1
Rabbi Trust assets	$62,273	$60,790

Realized gains resulting from the change in cash surrender value of the Rabbi Trust assets for Fiscal 2021, Fiscal 2020 and Fiscal 2019 were as follows:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Realized gains related to Rabbi Trust assets	$1,483	$1,740	$3,172

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Rabbi Trust assets,” for further discussion related to the Company’s Rabbi Trust assets.

Abercrombie & Fitch Co.

11. ACCRUED EXPENSES

Accrued expenses consisted of:

(in thousands)	January 29, 2022	January 30, 2021
Accrued payroll and related costs (1)	$90,906	$119,978
Accrued costs related to the Company’s DCs and digital operations	48,395	56,135
Other (2)	256,514	220,252
Accrued expenses	$395,815	$396,365

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

12. INCOME TAXES

Impact of valuation allowances and other tax charges

During Fiscal 2021, as a result of the improvement seen in business conditions, the Company recognized $42.5 million of tax benefits due to the release of valuation allowances, primarily in the U.S. and Germany, and a discrete tax benefit of $3.9 million due to a rate change in the United Kingdom The Company did not recognize income tax benefits on $25.3 million of pre-tax losses generated in Fiscal 2021, primarily in Switzerland, resulting in adverse tax impacts of $4.6 million.

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

Swiss Tax Reform

In May 2019, Switzerland voted to approve the Federal Act on Tax Reform and AHV Financing (“Swiss Tax Reform”), effective at the federal level beginning January 2020, which resulted in the abolishment of preferential tax regimes by the cantons. In addition to the abolishment of the preferential tax regimes, the cantons needed to implement new, mandatory tax provisions in their cantonal tax law which were subject to a referendum process as well.  As a result of these changes and actions taken by the Company, both of which occurred in the third quarter of Fiscal 2019, the Company increased its deferred income tax assets and liabilities, which are recorded on the Consolidated Balance Sheets within other assets and other liabilities, respectively, by $38.0 million during the third quarter of Fiscal 2019. In the fourth quarter of Fiscal 2019, the canton of Ticino formally enacted the tax reform effective January 1, 2020.  As a result, the tax reform went into effect on January 1, 2020. The Company decreased its deferred income tax assets and liabilities by $13.1 million during the fourth quarter of Fiscal 2019 for a net increase of deferred income tax assets and liabilities during Fiscal 2019 of $24.9 million as a result of Swiss Tax Reform. In addition, the Company incurred tax benefits in Fiscal 2019 of $2.9 million as a result of Swiss Tax Reform. Swiss Tax Reform did not have a material impact to the Consolidated Statements of Operations and Comprehensive Income (Loss) or the Company’s cash flows during Fiscal 2021, Fiscal 2020 or Fiscal 2019.

Abercrombie & Fitch Co.

Components of income taxes

Income (loss) before income taxes consisted of:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Domestic (1)	$283,793	$(33,417)	$17,590
Foreign	25,181	(15,326)	44,741
Income (loss) before income taxes	$308,974	$(48,743)	$62,331
(1)    Includes intercompany charges to foreign affiliates for management fees, cost-sharing, royalties and interest and excludes a portion of foreign income that is currently includable on the U.S. federal income tax return.

Income tax expense (benefit) consisted of:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Current:
Federal	$51,321	$9,434	$(2,193)
State	14,061	3,751	1,893
Foreign	5,448	23,041	8,521
Total current	$70,830	$36,226	$8,221

Deferred:
Federal (1)	$(15,401)	$(73,104)	$29,012
State	(8,995)	8,828	(107)
Foreign (1)	(7,526)	88,261	(19,755)
Total deferred	(31,922)	23,985	9,150
Income tax expense	$38,908	$60,211	$17,371
(1)    Fiscal 2020 includes federal deferred tax benefit of $79.0 million and foreign deferred tax expense of $88.6 million due to the establishment of an additional valuation allowance in Switzerland. Fiscal 2019 federal deferred tax expense included charges of $24.9 million and foreign deferred tax expense included benefits of $24.9 million as a result of Swiss Tax Reform.

The Company’s earnings and profits from its foreign subsidiaries may be repatriated to the U.S., without incurring additional U.S. federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019 are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds may be repatriated without incurring additional tax expense.

Abercrombie & Fitch Co.

Reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
U.S. federal corporate income tax rate	21.0%	21.0%	21.0%
Audit and other adjustments to prior years’ accruals, net	4.7	2.6	0.8
State income tax, net of U.S. federal income tax effect	4.4	2.6	1.9
Foreign taxation of non-U.S. operations (1)	3.5	32.7	5.5
Internal Revenue Code Section 162(m)	1.6	(5.5)	2.2
Additional U.S. taxation of non-U.S. operations	0.6	(0.2)	(1.4)
Permanent items	0.2	—	0.3
Net change in valuation allowances	(19.7)	(177.2)	8.2
Tax (benefit) expense recognized on share-based compensation (2)	(1.3)	(7.5)	(0.9)
Other statutory tax rate and law changes	(1.2)	2.3	(0.9)
Credit for increasing research activities	(0.6)	2.6	(3.6)
Net income attributable to noncontrolling interests	(0.5)	2.2	(1.9)
Trust-owned life insurance policies (at cash surrender value)	(0.1)	0.7	(1.1)
Credit items	—	0.2	(0.8)
Write-off of stock basis in subsidiary	—	—	3.2
Statutory tax rate and law changes due to Swiss Tax Reform	—	—	(4.6)
Total	12.6%	(123.5)%	27.9%
(1)U.S. branch operations in Canada and Puerto Rico were subject to tax at the full U.S. tax rates. As a result, income from these operations do not create reconciling items. Effective in 2019, only Puerto Rico continues to be a branch of the U.S.
(2)Refer to Note 14, “SHARE-BASED COMPENSATION,” for details on discrete income tax benefits and charges related to share-based compensation awards during Fiscal 2021, Fiscal 2020, and Fiscal 2019.

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

For both Fiscal 2021 and Fiscal 2020, the impact of taxation of non-U.S. operations on the Company's effective income tax rate was related to the Company's jurisdictional mix driven primarily by the Company’s operations within Switzerland.

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

Abercrombie & Fitch Co.

Components of deferred income tax assets and deferred income tax liabilities

The effect of temporary differences which gives rise to deferred income tax assets (liabilities) were as follows:

(in thousands)	January 29, 2022	January 30, 2021
Deferred income tax assets:
Operating lease liabilities	$242,290	$311,286
Intangibles, foreign step-up in basis (1)	64,281	81,357
Net operating losses (NOL), tax credit and other carryforwards	52,970	56,341
Accrued expenses and reserves	30,026	32,649
Deferred compensation	16,050	16,294
Inventory	3,578	—
Rent	—	530
Other	45	2,171
Valuation allowances	(110,057)	(174,302)
Total deferred income tax assets	$299,183	$326,326

Deferred income tax liabilities:
Operating lease right-of-use assets	$(202,916)	$(253,417)
Property and equipment and intangibles	(10,150)	(15,328)
Prepaid expenses	(2,451)	(387)
Store supplies	(1,811)	(2,042)
Undistributed profits of non-U.S. subsidiaries	(1,082)	(318)
Rent	(360)	—
Inventory	—	(1,499)
U.S. offset to foreign deferred tax assets, excluding intangibles, foreign step-up in basis (2)	—	(183)
Other	(30)	(3,499)
Total deferred income tax liabilities	$(218,800)	$(276,673)
Net deferred income tax assets (2)	$80,383	$49,653
(1)The deferred tax asset relates to a step-up in basis associated with the intra-entity transfer of intangible assets to Switzerland which are being amortized for Swiss local tax purposes. As this subsidiary’s income is also taxable in the U.S., a corresponding U.S. deferred tax liability was recognized to reflect lower resulting foreign tax credit due to the amortization of the Swiss step-up in basis. Included in the liability section is the remaining portion of deferred tax liabilities which are properly categorized in the table above. In Fiscal 2020, a full valuation allowance was established in Switzerland and the corresponding US deferred tax liability was released. During Fiscal 2021 an agreement was reached with the Swiss taxing authorities to decrease the basis step up to be amortized in the future thus decreasing the deferred asset by $14.8 million. Because of the valuation allowance, there is no impact on consolidated tax expense for this agreement.
(2)This table does not reflect deferred taxes classified within AOCL. As of January 29, 2022 and January 30, 2021, AOCL included deferred tax liabilities of $1.1 million and deferred tax assets of $0.9 million, respectively.

As of January 29, 2022, the Company had deferred tax assets related to foreign and state NOL and credit carryforwards of $52.5 million and $0.4 million, respectively, that could be utilized to reduce future years’ tax liabilities. If not utilized, a portion of the foreign NOL carryforwards will begin to expire in 2025 and a portion of state NOL carryforwards will begin to expire in 2023. Some foreign NOLs have an indefinite carryforward period. As of January 29, 2022, the Company did not have any deferred tax assets related to federal NOL and credit carryforwards that could be utilized to reduce future years’ tax liabilities.

As of January 29, 2022, valuation allowances of $110.1 million have been established against deferred tax assets. All valuation allowances have been reflected through the Consolidated Statements of Operations and Comprehensive (Loss) Income. The valuation allowances will remain until there is sufficient positive evidence to release them, such positive evidence would include having positive income within the jurisdiction. In such case, the Company will record an adjustment in the period in which a determination is made. The Company continues to review the need for valuation allowances on a quarterly basis.

Abercrombie & Fitch Co.

Share-based compensation

Refer to Note 14, “SHARE-BASED COMPENSATION,” for details on income tax benefits and charges related to share-based compensation awards during Fiscal 2021, Fiscal 2020 and Fiscal 2019.

Other

The amount of uncertain tax positions as of January 29, 2022, January 30, 2021 and February 1, 2020, which would impact the Company’s effective tax rate if recognized and a reconciliation of the beginning and ending amounts of uncertain tax positions, excluding accrued interest and penalties, are as follows:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Uncertain tax positions, beginning of the year	$995	$1,794	$478
Gross addition for tax positions of the current year	490	235	131
Gross (reduction) addition for tax positions of prior years	(136)	395	1,349
Reductions of tax positions of prior years for:
Lapses of applicable statutes of limitations	(81)	(48)	(151)
Settlements during the period	(154)	(1,381)	(13)
Uncertain tax positions, end of year	$1,114	$995	$1,794

The IRS is currently conducting an examination of the Company’s U.S. federal income tax return for Fiscal 2021 as part of the IRS’ Compliance Assurance Process program. The IRS examinations for Fiscal 2020 and prior years have been completed. State and foreign returns are generally subject to examination for a period of three to five years after the filing of the respective return. The Company typically has various state and foreign income tax returns in the process of examination, administrative appeals or litigation. The outcome of the examinations is not expected to have a material impact on the Company’s financial statements. The Company believes that some of these audits and negotiations will conclude within the next 12 months and that it is reasonably possible the amount of uncertain income tax positions, including interest, may change by an immaterial amount due to settlement of audits and expiration of statues of limitations.

The Company does not expect material adjustments to the total amount of uncertain tax positions within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Income taxes,” for discussion regarding significant accounting policies related to the Company’s income taxes.

13. BORROWINGS

Details on the Company’s long-term borrowings, net, as of January 29, 2022 and January 30, 2021 are as follows:

(in thousands)	January 29, 2022	January 30, 2021
Long-term portion of borrowings, gross at carrying amount	$307,730	$350,000
Unamortized fees	(4,156)	(6,090)
Long-term portion of borrowings, net	$303,574	$343,910

Senior Secured Notes

On July 2, 2020, Abercrombie & Fitch Management Co. (“A&F Management”), a wholly-owned indirect subsidiary of A&F, completed the private offering of the Senior Secured Notes, with $350 million aggregate principal amount due in 2025 at an offering price of 100% of the principal amount thereof. The Senior Secured Notes will mature on July 15, 2025 and bear interest at a rate of 8.75% per annum, with semi-annual interest payments, which began in January 2021. The Senior Secured Notes were issued pursuant to an indenture, dated as of July 2, 2020, by and among A&F Management, A&F and certain of A&F’s wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association (now known as U.S. Bank Trust National Association), as trustee, and as collateral agent. During Fiscal 2021, A&F Management purchased $42.3 million of its outstanding Senior Secured Notes and incurred $5.3 million of loss on extinguishment of debt, comprised of a repayment premium of $4.7 million and the write-off of unamortized fees of $0.6 million, in interest expense, net on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The Company did not have any borrowings outstanding under the ABL Facility as of January 29, 2022 or as of January 30, 2021.

The ABL Facility is subject to a borrowing base, consisting primarily of U.S. inventory, with a letter of credit sub-limit of $50 million and an accordion feature allowing A&F to increase the revolving commitment by up to $100 million subject to specified conditions. The ABL Facility is available for working capital, capital expenditures and other general corporate purposes.

As of January 29, 2022, the Company had availability under the ABL Facility of $278.3 million, net of $0.8 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility, borrowing available to the Company under the ABL Facility was $248.3 million as of January 29, 2022.

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

At the Company’s option, borrowings under the ABL Facility will bear interest at either (a) an adjusted LIBO rate plus a margin of 1.25% to 1.50% per annum, or (b) an alternate base rate plus a margin of 0.25% to 0.50% per annum. As of January 29, 2022, the applicable margins with respect to LIBO rate loans and base rate loans, including swing line loans, under the ABL Facility were 1.25% and 0.25% per annum, respectively, and are subject to adjustment each fiscal quarter based on average historical availability during the preceding quarter. Customary agency fees and letter of credit fees are also payable in respect of the ABL Facility.

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

The Company was in compliance with all debt covenants under the agreements related to the Senior Secured Notes and the ABL Facility as of January 29, 2022.

Abercrombie & Fitch Co.

14. SHARE-BASED COMPENSATION

Plans

As of January 29, 2022, the Company had two primary share-based compensation plans: (i) the 2016 Directors LTIP, with 900,000 shares of the Company’s Common Stock authorized for issuance, under which the Company is authorized to grant restricted stock, restricted stock units, stock appreciation rights, stock options and deferred stock awards to non-associate members of the Company’s Board of Directors; and (ii) the 2016 Associates LTIP, with 10,350,000 shares of the Company’s Common Stock authorized for issuance, under which the Company is authorized to grant restricted stock, restricted stock units, performance share awards, stock appreciation rights and stock options to associates of the Company. The Company also has outstanding shares from four other share-based compensation plans under which the Company granted restricted stock units, performance share awards, stock appreciation rights and stock options to associates of the Company and restricted stock units, stock options and deferred stock awards to non-associate members of the Company’s Board of Directors in prior years. No new shares may be granted under these previously-authorized plans and any outstanding awards continue in effect in accordance with their respective terms.

The 2016 Directors LTIP, a stockholder-approved plan, permits the Company to annually grant awards to non-associate directors, subject to the following limits:

•For non-associate directors: awards with an aggregate fair market value on the date of the grant of no more than $300,000;
•For the non-associate director occupying the role of Non-Executive Chairperson of the Board (if any): additional awards with an aggregate fair market value on the date of grant of no more than $500,000; and
•For the non-associate director occupying the role of Executive Chairperson of the Board (if any): additional awards with an aggregate fair market value on the date of grant of no more than $2,500,000.

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

Abercrombie & Fitch Co.

Financial statement impact

The following table details share-based compensation expense and the related income tax benefit for Fiscal 2021, Fiscal 2020 and Fiscal 2019:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Share-based compensation expense	$29,304	$18,682	$14,007
Income tax benefit associated with share-based compensation expense recognized during the period (1)	3,338	—	2,649
(1)     No income tax benefit was recognized during Fiscal 2020 due to the establishment of a valuation allowance.

The following table details discrete income tax benefits and charges related to share-based compensation awards during Fiscal 2021, Fiscal 2020 and Fiscal 2019:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Income tax discrete benefits (charges) realized for tax deductions related to the issuance of shares during the period	$4,198	$(1,719)	$1,156
Income tax discrete charges realized upon cancellation of stock appreciation rights during the period	(204)	(1,943)	(611)
Total income tax discrete benefits (charges) related to share-based compensation awards	$3,994	$(3,662)	$545

The following table details the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights for the Fiscal 2021, Fiscal 2020 and Fiscal 2019:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Employee tax withheld upon issuance of shares (1)	$13,163	$5,694	$6,804
(1)    Classified within other financing activities on the Consolidated Statements of Cash Flows.

Restricted stock units

The following table summarizes activity for restricted stock units for Fiscal 2021:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares (1)	Weighted- Average Grant Date Fair Value	Number of Underlying Shares (1)	Weighted- Average Grant Date Fair Value
Unvested at January 30, 2021	3,037,098	$11.62	297,216	$22.43	721,879	$21.46
Granted	730,446	32.80	157,645	32.09	78,827	50.31
Adjustments for performance achievement	—	—	(106,715)	29.92	(6,084)	33.69
Vested	(1,089,706)	12.26	—	—	(100,634)	33.69
Forfeited	(145,598)	16.67	(7,997)	29.92	(13,804)	25.13
Unvested at January 29, 2022 (1)	2,532,240	$17.16	340,149	$27.08	680,184	$22.81

(1)    Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can be achieved at up to 200% of their target vesting amount.

The following table details unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units as of January 29, 2022:

(in thousands)	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost	$28,333	$—	$14,173
Remaining weighted-average period cost is expected to be recognized (years)	1.2	0.0	0.8

Abercrombie & Fitch Co.

Additional information pertaining to restricted stock units for Fiscal 2021, Fiscal 2020 and Fiscal 2019 follows:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Service-based restricted stock units:
Total grant date fair value of awards granted	$23,959	$19,843	$16,175
Total grant date fair value of awards vested	13,360	14,083	13,630
Total intrinsic value of awards vested	36,507	8,147	18,596

Performance-based restricted stock units:
Total grant date fair value of awards granted	5,059	—	5,391
Total grant date fair value of awards vested	—	4,635	—

Market-based restricted stock units:
Total grant date fair value of awards granted	3,966	8,443	4,176
Total grant date fair value of awards vested	3,390	4,132	511
Total intrinsic value of awards vested	3,335	3,263	181

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during Fiscal 2021, Fiscal 2020 and Fiscal 2019 were as follows:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Grant date market price	$31.78	$12.31	$25.34
Fair value	49.81	16.24	36.24
Assumptions:
Price volatility	66%	67%	57%
Expected term (years)	2.9	2.4	2.9
Risk-free interest rate	0.3%	0.2%	2.2%
Dividend yield	—	—	3.2
Average volatility of peer companies	72.0%	66.0%	40.0%
Average correlation coefficient of peer companies	0.4694	0.4967	0.2407

Stock appreciation rights

The following table summarizes stock appreciation rights activity for Fiscal 2021:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (years)
Outstanding at January 30, 2021	384,757	$33.04
Granted	—	—
Exercised	(111,868)	26.95
Forfeited or expired	(36,750)	54.73
Outstanding at January 29, 2022	236,139	$32.55	$1,276,809	2.3
Stock appreciation rights exercisable at January 29, 2022	236,139	$32.55	$1,276,809	2.3
No stock appreciation rights were exercised during Fiscal 2020. The grant date fair value of awards exercised during Fiscal 2021 and Fiscal 2019 follows:

(in thousands)	Fiscal 2021	Fiscal 2019
Total grant date fair value of awards exercised	$1,069	$626

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Share-based compensation,” for discussion regarding significant accounting policies related to share-based compensation.

Abercrombie & Fitch Co.

15. DERIVATIVE INSTRUMENTS

As of January 29, 2022, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory transactions, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount (1)
Euro	$60,962
British pound	32,044
Canadian dollar	10,026
Japanese yen	4,471

(1)Amounts reported are the U.S. Dollar notional amounts outstanding as of January 29, 2022.

The fair value of derivative instruments is determined using quoted market prices of the same or similar instruments, adjusted for counterparty risk. The location and amounts of derivative fair values of foreign currency exchange forward contracts on the Consolidated Balance Sheets as of January 29, 2022 and January 30, 2021 were as follows:

(in thousands)	Location	January 29, 2022	January 30, 2021	Location	January 29, 2022	January 30, 2021
Derivatives designated as cash flow hedging instruments	Other current assets	$4,973	$79	Accrued expenses	$—	$4,694

Refer to Note 5, “FAIR VALUE,” for further discussion of the determination of the fair value of derivative instruments. Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for Fiscal 2021, Fiscal 2020 and Fiscal 2019 follows:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Gain recognized in AOCL (1)	$11,987	$7,619	$7,495
Gain reclassified from AOCL into cost of sales, exclusive of depreciation and amortization (2)	1,263	13,235	9,160
(1)Amount represents the change in fair value of derivative instruments. As a result of COVID-19 in Fiscal 2020, there was a significant change in the expected timing of previously hedged intercompany sales transactions, resulting in a dedesignation of the related hedge instruments. At the time of dedesignation of these hedges, they were in a net gain position of approximately $12.6 million. Due to the extenuating circumstances leading to dedesignation, gains associated with these hedges at the time of dedesignation were deferred in AOCL until being reclassified into cost of goods sold, exclusive of depreciation and amortization when the originally forecasted transactions occurred and the hedged items affected earnings. During Fiscal 2020 and subsequent to the dedesignation of these hedges, these hedge contracts were settled.
(2)Amount represents gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive Income (Loss) when the hedged item affected earnings, which was when merchandise was converted to cost of sales, exclusive of depreciation and amortization.

Substantially all of the unrealized gains or losses related to foreign currency exchange forward contracts designated as cash flow hedging instruments as of January 29, 2022 will be recognized within the Consolidated Statements of Operations and Comprehensive Income (Loss) over the next 12 months.

Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for Fiscal 2021, Fiscal 2020 and Fiscal 2019 follows:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Gain (loss) recognized in other operating income, net	$1,205	$742	$(298)

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Derivative instruments,” for discussion regarding significant accounting policies related to the Company’s derivative instruments.

Abercrombie & Fitch Co.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

For Fiscal 2021, the activity in AOCL was as follows:

	Fiscal 2021
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 30, 2021	$(97,772)	$(4,535)	$(102,307)
Other comprehensive (loss) income before reclassifications	(22,917)	11,987	(10,930)
Reclassified gain from AOCL (1)	—	(1,263)	(1,263)
Tax effect	—	(206)	(206)
Other comprehensive income (loss) after reclassifications	(22,917)	10,518	(12,399)
Ending balance at January 29, 2022	$(120,689)	$5,983	$(114,706)
(1)Amount represents gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

For Fiscal 2020, the activity in AOCL was as follows:

	Fiscal 2020
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 1, 2020	$(109,967)	$1,081	$(108,886)
Other comprehensive income before reclassifications	12,195	7,619	19,814
Reclassified gain from AOCL (1)	—	(13,235)	(13,235)
Tax effect	—	—	—
Other comprehensive income (loss) after reclassifications (2)	12,195	(5,616)	6,579
Ending balance at January 30, 2021	$(97,772)	$(4,535)	$(102,307)
(1)Amount represents gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(2)No income tax benefit was recognized during Fiscal 2020 due to the establishment of a valuation allowance.

For Fiscal 2019, the activity in AOCL was as follows:

	Fiscal 2019
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 2, 2019	$(104,887)	$2,435	$(102,452)
Other comprehensive (loss) income before reclassifications	(5,080)	7,495	2,415
Reclassified gain from AOCL (1)	—	(9,160)	(9,160)
Tax effect	—	311	311
Other comprehensive (loss) income after reclassifications	(5,080)	(1,354)	(6,434)
Ending balance at February 1, 2020	$(109,967)	$1,081	$(108,886)
(1)Amount represents gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Abercrombie & Fitch Co.

17. SAVINGS AND RETIREMENT PLANS

The Company maintains the Abercrombie & Fitch Co. Savings and Retirement Plan, a qualified plan. All U.S. associates are eligible to participate in this plan if they are at least 21 years of age. In addition, the Company maintains the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan, comprised of two sub-plans (Plan I and Plan II). Plan I contains contributions made through December 31, 2004, while Plan II contains contributions made on and after January 1, 2005. Participation in these plans is based on service and compensation. The Company’s contributions to these plans are based on a percentage of associates’ eligible annual compensation. The cost of the Company’s contributions to these plans was $15.4 million, $14.1 million and $14.8 million for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.

In addition, the Company maintains the Supplemental Executive Retirement Plan which provides retirement income to its former Chief Executive Officer for life, based on averaged compensation before retirement, including base salary and cash incentive compensation. As of January 29, 2022 and January 30, 2021, the Company has recorded $8.4 million and $9.2 million, respectively, in other liabilities on the Consolidated Balance Sheets related to future Supplemental Executive Retirement Plan distributions.

18. SEGMENT REPORTING

The Company’s two operating segments are brand-based: Hollister, which includes the Company’s Hollister, Gilly Hicks and Social Tourist brands, and Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. These two operating segments have similar economic characteristics, classes of consumers, products, production and distribution methods, operate in the same regulatory environments, and have been aggregated into one reportable segment. Amounts shown below include net sales from wholesale, franchise and licensing operations, which are not a significant component of total revenue, and are aggregated within their respective operating segment and geographic area.

The Company’s net sales by operating segment for Fiscal 2021, Fiscal 2020 and Fiscal 2019 were as follows:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Hollister	$2,147,979	$1,834,349	$2,158,514
Abercrombie	1,564,789	1,291,035	1,464,559
Total	$3,712,768	$3,125,384	$3,623,073

Net sales by geographic area are presented by attributing revenues to an individual country on the basis of the country in which the merchandise was sold for in-store purchases and on the basis of the shipping location provided by customers for digital orders. The Company’s net sales by geographic area for Fiscal 2021, Fiscal 2020 and Fiscal 2019 were as follows:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
U.S.	$2,652,158	$2,127,403	$2,410,802
EMEA	755,072	709,451	822,202
APAC	171,701	176,636	264,895
Other	133,837	111,894	125,174
Total international	$1,060,610	$997,981	$1,212,271
Total	$3,712,768	$3,125,384	$3,623,073

The Company’s long-lived assets and intellectual property, which primarily relates to trademark assets associated with the Company’s international operations, by geographic area as of January 29, 2022 and January 30, 2021 were as follows:

(in thousands)	January 29, 2022	January 30, 2021
U.S.	$849,298	$963,555
EMEA	272,348	350,136
APAC	83,830	120,256
Other	23,599	33,575
Total international	$379,777	$503,967
Total	$1,229,075	$1,467,522

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

The Company recognizes impacts related to the exit of its flagship stores in flagship store exit (benefits) charges on the Consolidated Statements of Operations and Comprehensive Income (Loss). Details of the (benefits) charges incurred during Fiscal 2021, Fiscal 2020 and Fiscal 2019 related to this initiative follow:

(in thousands)	Fiscal 2021	Fiscal 2020	Fiscal 2019
Operating lease cost	$(841)	$(6,959)	$46,716
Gain on lease assignment	—	(5,237)	—
Asset disposals and other store-closure benefits (1)	(514)	(2,658)	(1,687)
Employee severance and other employee transition costs	202	3,218	2,228
Total flagship store exit (benefits) charges	$(1,153)	$(11,636)	$47,257

(1)    Amounts represent costs incurred in returning the store to its original condition, including updates to previous accruals for asset retirement obligations and costs to remove inventory and store assets.

During Fiscal 2021, the Company finalized an agreement with and paid its landlord partner to settle all remaining obligations related to the SoHo Hollister flagship store in New York City, which closed during the second quarter of Fiscal 2019. Prior to this new agreement, the Company was required to make payments in aggregate of $80.1 million pursuant to the lease agreements through the fiscal year ending January 30, 2029 (“Fiscal 2028”). The new agreement resulted in an acceleration of payments and provided for a discount resulting in a reduction of operating lease liabilities of $65.0 million and a cash outflow of $63.8 million to settle all remaining obligations related to this location. This cash outflow was classified within operating lease right-of-use assets and liabilities within operating activities on the Consolidated Statement of Cash Flows. The Company recognized a gain of $0.9 million in flagship store exit benefits on the Consolidated Statement of Operations and Comprehensive Income (Loss) related to this transaction.

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

Abercrombie & Fitch Co.

21. SUBSEQUENT EVENT

Subsequent to end of Fiscal 2021 and through the period ending March 25, 2022, the Company repurchased 2.7 million shares of common stock at an average price of $30.14 per share. Shares were repurchased under the previously announced $500 million share repurchase authorization. The timing and amount of any future share repurchases will depend on various factors, including market and business conditions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Abercrombie & Fitch Co.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Abercrombie & Fitch Co. and its subsidiaries (the “Company”) as of January 29, 2022 and January 30, 2021, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended January 29, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment of Long-Lived Assets – Stores

As described in Notes 2, 7 and 9 to the consolidated financial statements, the Company’s consolidated property and equipment, net balance was $508.3 million and consolidated operating lease right-of-use assets balance was $698.2 million as of January 29, 2022. During fiscal 2021, the Company recognized long-lived asset store impairment charges of $12.1 million. The Company’s long-lived assets, primarily operating lease right-of-use assets, leasehold improvements, furniture, fixtures and equipment, are grouped with other assets and liabilities at the store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. On at least a quarterly basis, management reviews the Company’s asset groups for indicators of impairment, which include, but are not limited to, material declines in operational performance, a history of losses, an expectation of future losses, adverse market conditions, store closure or relocation decisions, and any other events or changes in circumstances that would indicate the carrying amount of an asset group might not be recoverable. If an asset group displays an indicator of impairment, it is tested for recoverability by comparing the sum of the estimated future undiscounted cash flows attributable to the asset group to the carrying amount of the asset group. This recoverability test requires management to make assumptions and judgments related, but not limited, to management’s expectations for future cash flows from operating the store. The key assumption used in developing these projected cash flows used in the recoverability test is estimated sales growth rate. If the sum of the estimated future undiscounted cash flows attributable to an asset group is less than its carrying amount, and it is determined that the carrying amount of the asset group is not recoverable, management determines if there is an impairment loss by comparing the carrying amount of the asset group to its fair value. Fair value of an asset group is based on the highest and best use of the asset group, often using a discounted cash flow model that utilizes Level 3 fair value inputs. The key assumptions used in the Company’s fair value analysis are estimated sales growth rate and comparable market rents. An impairment loss is recognized based on the excess of the carrying amount of the asset group over its fair value.

The principal considerations for our determination that performing procedures relating to the impairment of long-lived assets - stores is a critical audit matter are (i) the significant judgment by management when developing the future undiscounted cash flows attributable to an asset group when testing for recoverability and when determining the fair value of the asset groups to measure for impairment; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimated sales growth rate when developing the future undiscounted cash flows, and comparable market rents when estimating the fair value; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s long-lived assets - stores recoverability test and determination of the fair value of the asset groups. These procedures also included, among others (i) testing management’s process for developing the future undiscounted cash flows attributable to an asset group when testing for recoverability and when determining the fair value of the asset groups to measure for impairment; (ii) evaluating the appropriateness of the models used by management in determining the fair value of the asset groups; (iii) testing the completeness and accuracy of underlying data used in the models; and (iv) evaluating the reasonableness of the significant assumptions related to estimated sales growth rate when developing the future undiscounted cash flows and comparable market rents when estimating the fair value. Evaluating management’s assumptions related to estimated sales growth rate and comparable market rents involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the asset groups and the consistency with evidence obtained in other areas of the audit as it relates to estimated sales growth rate and consistency with external market data as it relates to estimated sales growth rate and comparable market rents. Professionals with specialized skill and knowledge were used to assist in the evaluation of the reasonableness of the comparable market rents significant assumption.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
March 28, 2022

We have served as the Company’s auditor since 1996.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

A&F maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that A&F files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to A&F’s management, including A&F’s Principal Executive Officer and A&F’s Principal Financial Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Executive Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s disclosure controls and procedures as of January 29, 2022. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Executive Vice President and Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of January 29, 2022, the end of the period covered by this Annual Report on Form 10-K.

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

With the participation of the Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, management evaluated the effectiveness of A&F’s internal control over financial reporting as of January 29, 2022 using criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment of A&F’s internal control over financial reporting, under the criteria described in the preceding sentence, management has concluded that, as of January 29, 2022, A&F’s internal control over financial reporting was effective.

The effectiveness of A&F’s internal control over financial reporting as of January 29, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in A&F’s internal control over financial reporting during the quarter ended January 29, 2022 that have materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS, EXECUTIVE OFFICERS AND PERSONS NOMINATED OR CHOSEN TO BECOME DIRECTORS OR EXECUTIVE OFFICERS

Information concerning directors and executive officers of A&F as well as persons nominated or chosen to become directors or executive officers is incorporated by reference from the text to be included under the caption “Proposal 1 — Election of Directors” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2022 and from the text under the caption “INFORMATION ABOUT OUR EXECUTIVE OFFICERS” within “ITEM 1. BUSINESS” in PART I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

Information concerning beneficial ownership reporting compliance under Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the text to be included under the caption “Ownership of our Shares — Delinquent Section 16(a) Reports ” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2022.

CODE OF BUSINESS CONDUCT AND ETHICS

The Board of Directors has adopted the Abercrombie & Fitch Co. Code of Business Conduct and Ethics, which is available on the “Corporate Governance” page within the “Our Company” section of the Company’s website at corporate.abercrombie.com.

AUDIT AND FINANCE COMMITTEE

Information concerning A&F’s Audit and Finance Committee, including the determination of A&F’s Board of Directors that the Audit and Finance Committee has at least one “audit committee financial expert” (as defined under applicable SEC rules) serving on the Audit and Finance Committee, is incorporated by reference from the text to be included under the captions “Corporate Governance — Committees of the Board and Meeting Attendance — Committees of the Board” and “Audit and Finance Committee Matters” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2022.

PROCEDURES BY WHICH STOCKHOLDERS MAY RECOMMEND NOMINEES TO A&F’S BOARD OF DIRECTORS

Information concerning the procedures by which stockholders of A&F may recommend nominees to A&F’s Board of Directors is incorporated by reference from the text to be included under the captions “Corporate Governance — Director Nominations — Stockholder Recommendations for Director Candidates,” “Corporate Governance — Director Qualifications and Consideration of Director Candidates,” Stockholder Proposals for 2023 Annual Meeting” and “Additional Information About Our Annual Meeting and Voting — How do I nominate a director using the ‘Proxy Access’ provisions under the Company’s Bylaws?” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2022. The procedures by which stockholders may recommend nominees to A&F’s Board of Directors have not materially changed from those described in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders held on June 9, 2021.

Item 11. Executive Compensation

Information regarding executive compensation is incorporated by reference from the text to be included under the captions “Corporate Governance — Board Role in Risk Oversight,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Report of the Compensation and Human Capital Committee on Executive Compensation,” and “Executive Compensation Tables” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management is incorporated by reference from the text to be included under the caption “Ownership of Our Shares” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2022.

Information regarding the number of shares of Common Stock of A&F to be issued and remaining available under equity compensation plans of A&F as of January 29, 2022 is incorporated by reference from the text to be included under the caption “Equity Compensation Plans” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and transactions involving the Company and certain related persons within the meaning of Item 404(a) of SEC Regulation S-K as well as information concerning A&F’s policies and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference from the text to be included under the caption “Corporate Governance — Director Independence and Related Person Transactions” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2022.

Information concerning the independence of the directors of A&F is incorporated by reference from the text to be included under the captions “Corporate Governance — Board Leadership Structure,” “Corporate Governance — Committees of the Board and Meeting Attendance,” and “Corporate Governance — Director Independence and Related Person Transactions” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2022.

Item 14. Principal Accountant Fees and Services

Information concerning the pre-approval policies and procedures of A&F’s Audit and Finance Committee and the fees for services rendered by the Company’s principal independent registered public accounting firm is incorporated by reference from the text to be included under the caption “Audit and Finance Committee Matters -- Audit Fees” in A&F’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020.

Consolidated Balance Sheets at January 29, 2022 and January 30, 2021.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020.

Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP. (PCAOB ID 238)

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
4.2
Description of Abercrombie & Fitch Co.’s Securities Registered under Section 12 of the Securities Exchange Act of 1934. incorporated herein by reference to Exhibit 4.2 to A&F’s Annual Report on Form 10 K for the fiscal year ended January 30, 2021 (File No. 001 12107).

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

4.5
Intercreditor Agreement, entered into as of July 2, 2020, among Wells Fargo Bank, National Association, in its capacity as “ABL Agent,” U.S. Bank National Association, in its capacity as “First Lien Notes Collateral Agent,” and each other "Additional Notes Agent" from time to time party thereto., incorporated herein by reference to Exhibit 4.5 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (File No. 001-12107).

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

10.4*
Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (January 1, 2001 Restatement) — as authorized by the Compensation Committee (now known as the Compensation and Human Capital Committee) of the A&F Board of Directors on August 14, 2008, to become one of two sub-plans following the division of said Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan (January 1, 2001 Restatement) into two sub-plans effective immediately before January 1, 2009 and to be named the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I [terms to govern amounts “deferred” (within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended) before January 1, 2005, and any earnings thereon], incorporated herein by reference to Exhibit 10.9 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 001-12107).

10.5*
First Amendment to the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I (Plan I) (January 1, 2001 Restatement), as authorized by the Compensation Committee (now known as the Compensation and Human Capital Committee) of the A&F Board of Directors on August 14, 2008 and executed on behalf of A&F on September 3, 2008, incorporated herein by reference to Exhibit 10.13 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2008 (File No. 001-12107).

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

10.16
Amended and Restated Credit Agreement, dated as of April 29, 2021, among Abercrombie & Fitch Management Co., as Lead Borrower; the other Borrowers and Guarantors party thereto; Wells Fargo Bank, National Association, as administrative agent for the lenders, a L/C Issuer and Swing Line Lender; the other lenders party thereto; Citizens Business Capital, as a L/C Issuer; Citizens Bank, N.A., as Syndication Agent; JPMorgan Chase Bank, N.A., as Documentation Agent and a L/C Issuer; and Wells Fargo Bank, National Association, Citizens Bank, N.A. and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, incorporated herein by reference to Exhibit 10.3 to A&F’s Quarterly Report on Form 10 Q for the quarterly period ended May 1, 2021 (File No. 001 12107).†

10.17
Guaranty, dated as of August 7, 2014, made by Abercrombie & Fitch Co., as guarantor, and certain of its wholly-owned subsidiaries, each as a guarantor, in favor of Wells Fargo Bank, National Association, as administrative agent and collateral agent for its own benefit and the benefit of the other Credit Parties (as defined in the 2014 ABL Credit Agreement), and the Credit Parties, incorporated herein by reference to Exhibit 10.5 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 (File No. 001-12107).

10.18
Security Agreement, dated as of August 7, 2014, made by Abercrombie & Fitch Management Co., as lead borrower for itself and the other Borrowers (as defined in the 2014 ABL Credit Agreement), Abercrombie & Fitch Co. and certain of its wholly-owned subsidiaries, in their respective capacities as a guarantor, and the other borrowers and guarantors from time to time party thereto, in favor of Wells Fargo Bank, National Association, as administrative agent and collateral agent for the Credit Parties (as defined in the 2014 ABL Credit Agreement), incorporated herein by reference to Exhibit 10.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 (File No. 001-12107).†

10.19
Confirmation, Ratification and Amendment of Ancillary Loan Documents, made as of April 29, 2021, among Abercrombie & Fitch Co., for itself and as Lead Borrower; the other Borrowers from time to time party thereto; the Guarantors from time to time party thereto; and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent.†

10.20*
Employment Offer, accepted October 9, 2014, between Fran Horowitz and A&F, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 15, 2014 (File No. 001-12107).

10.21*	Form of Director and Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 21, 2014 (File No. 001-12107).
10.22*
Retirement Agreement, dated December 8, 2014, between Michael S. Jeffries and A&F, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed December 9, 2014 (File No. 001-12107).

10.23*
First Amendment to the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II), as approved on October 14, 2015, incorporated herein by reference to Exhibit 10.4 to A&F’s Current Report on Form 8-K dated and filed October 19, 2015 (File No. 001-12107).

10.24*
Second Amendment to the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (II), as approved on December 16, 2019, incorporated herein by reference to Exhibit 10.33 to A&F's Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (File No. 001-12107).

10.25*
Letter, dated December 16, 2015, from Abercrombie & Fitch Management Co. to Fran Horowitz setting forth terms of employment as President and Chief Merchandising Officer, and accepted by Fran Horowitz on December 19, 2015, incorporated herein by reference to Exhibit 10.74 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (File No. 001-12107).

10.26*
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

10.33*
Form of Director and Officer Indemnification Agreement entered into by Abercrombie & Fitch Co. with directors and officers of international subsidiaries and other key individuals on or after May 11, 2017, incorporated herein by reference to Exhibit 10.3 to A&F's Quarterly Report on Form 10-Q/A for the quarterly period ended April 29, 2017 (File No. 001-12107).

10.34*
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

10.36*
Offer Letter from Abercrombie & Fitch to Scott Lipesky, executed by Mr. Lipesky on August 29, 2017, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed September 6, 2017 (File No. 001-12107).

10.37*
Agreement entered into between Abercrombie & Fitch Management Co. and Scott Lipesky, effective as of September 7, 2017, the execution date by Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.2 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2017 (File No. 001-12107).

10.38
Abercrombie & Fitch Co. Associate Stock Purchase Plan (October 1, 2007 Restatement, reflecting amendment and restatement effective as of October 1, 2007 of Associate Stock Purchase Plan which was originally adopted effective July 1, 1998), incorporated herein by reference to Exhibit 10.6 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2017 (File No. 001-12107)

10.39*
Form of Performance Share Award Agreement used to evidence the grant of performance shares to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on or after March 27, 2018 and prior to March 26, 2019, incorporated herein by reference to Exhibit 10.67 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (File No. 001-12107).

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

10.41*
Offer Letter from Abercrombie & Fitch to Gregory J. Henchel, executed by Mr. Henchel on September 3, 2018, incorporated herein by reference to Exhibit 10.1 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2018 (File No. 001-12107).

10.42*
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

10.44*
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

10.46*
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors (as amended on May 20, 2020), incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed on May 21, 2020 (File No. 001-12107).

10.47*
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates (as amended on June 9, 2021), incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed on June 10, 2021 (File No. 001-12107).

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

10.50*
Form of Retention Restricted Stock Unit Award Agreement, made to be effective as of August 28, 2020, between Abercrombie & Fitch Co. and each of Scott Lipesky, Kristin Scott and Gregory J. Henchel, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed on September 2, 2020 (File No. 001-12107).

10.51*
Form of Performance Share Award Agreement used to evidence the grant of performance shares to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on or after August 28, 2020 and prior to March 23, 2021, incorporated herein by reference to Exhibit 10.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2020 (File No. 001-12107).

10.52*
Amended and Restated Abercrombie & Fitch Co. Short-Term Cash Incentive Compensation Performance Plan, effective beginning March 21, 2021, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed March 24, 2021 (File No. 001-12107).

10.53*
Form of Performance Share Award Agreement used to evidence the grant of performance share awards to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on or after March 23, 2021, incorporated herein by reference to Exhibit 10.2 to A&F’s Quarterly Report on Form 10 Q for the quarterly period ended May 1, 2021 (File No. 001-12107).

10.54*
Summary of Compensation Structure for Non-Associate Directors of Abercrombie & Fitch Co. for Fiscal 2021, incorporated herein by reference to Exhibit 10.4 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2021 (File No. 001-12107).

10.55*
Summary of Terms of the Annual Restricted Stock Unit Grants for the Non-Associate Directors of Abercrombie & Fitch Co. under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors in Fiscal 2021, incorporated herein by reference to Exhibit 10.5 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2021 (File No. 001-12107).

10.56*
Offer Letter from A&F to Samir Desai (including as Exhibit A thereto the Agreement entered into between Abercrombie & Fitch Management Co. and Samir Desai, effective as of May 20, 2021, the execution date by Abercrombie & Fitch Management Co.), executed by Mr. Desai on May 24, 2021, incorporated herein by reference to Exhibit 10.2 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2021 (File No. 001-12107).

10.57*
Non-Compete Amendment entered into between Abercrombie & Fitch Management Co. and Fran Horowitz, effective as of November 5, 2021 (the date of execution by Abercrombie & Fitch Management Co.), together with Schedule identifying executive officers of A&F party to substantially identical Non-Compete Agreements with Abercrombie & Fitch Management Co., incorporated herein by reference to Exhibit 10.1 to A&F’s Quarterly Report on Form 10‑Q for the quarterly period ended October 30, 2021 (File No. 001‑12107).

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

32.1
Certifications by Chief Executive Officer (Principal Executive Officer) and Executive Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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

 *    Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) and Item 15(b) of this Annual Report on Form 10-K.
**    These certifications are furnished.
† Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
††    Certain portions of this exhibit have been omitted based upon a request for confidential treatment filed with the Securities and Exchange Commission (the “SEC”). The non-public information has been separately filed with the SEC in connection with that request.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABERCROMBIE & FITCH CO.

Date: March 28, 2022	By:	/s/ Scott D. Lipesky
Scott D. Lipesky
Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2022.

*
Terry L. Burman	Chairperson of the Board and Director
/s/ Fran Horowitz
Fran Horowitz	Chief Executive Officer and Director (Principal Executive Officer)
*
Kerrii B. Anderson	Director
*
Felix J. Carbullido	Director
*
Susie Coulter	Director
*
Sarah M. Gallagher	Director
*
James A. Goldman	Director
*
Michael E. Greenlees	Director
/s/ Scott D. Lipesky
Scott D. Lipesky	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
*
Helen E. McCluskey	Director
*
Kenneth B. Robinson	Director
*
Nigel Travis	Director

*    The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this Annual Report on Form 10-K as Exhibit 24.1.

By:	/s/ Scott D. Lipesky
Scott D. Lipesky
Attorney-in-fact