Form 10-Q
period 2022-04-30
ABERCROMBIE & FITCH CO /DE/
filed 2022-06-08
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Shares outstanding as of June 3, 2022
$0.01 Par Value	50,446,862

Abercrombie & Fitch Co.	2	2022 1Q Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net sales	$812,762	$781,405
Cost of sales, exclusive of depreciation and amortization	363,216	286,271
Gross profit	449,546	495,134
Stores and distribution expense	337,543	315,508
Marketing, general and administrative expense	122,149	120,947
Asset impairment	3,422	2,664
Other operating income, net	(3,842)	(1,418)
Operating (loss) income	(9,726)	57,433
Interest expense, net	7,307	8,606
(Loss) income before income taxes	(17,033)	48,827
Income tax (benefit) expense	(2,187)	6,121
Net (loss) income	(14,846)	42,706
Less: Net income attributable to noncontrolling interests	1,623	938
Net (loss) income attributable to A&F	$(16,469)	$41,768

Net (loss) income attributable to A&F per share
Basic	$(0.32)	$0.67
Diluted	$(0.32)	$0.64

Weighted-average shares outstanding
Basic	52,077	62,380
Diluted	52,077	65,305

Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax	$(10,403)	$(1,274)
Derivative financial instruments, net of tax	1,712	2,599
Other comprehensive (loss) income	(8,691)	1,325
Comprehensive (loss) income	(23,537)	44,031
Less: Comprehensive income attributable to noncontrolling interests	1,623	938
Comprehensive (loss) income attributable to A&F	$(25,160)	$43,093
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	3	2022 1Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Balance Sheets
(Thousands, except par value amounts)
(Unaudited)

	April 30, 2022	January 29, 2022
Assets
Current assets:
Cash and equivalents	$468,378	$823,139
Receivables	88,807	69,102
Inventories	562,510	525,864
Other current assets	93,179	89,654
Total current assets	1,212,874	1,507,759
Property and equipment, net	497,976	508,336
Operating lease right-of-use assets	671,991	698,231
Other assets	224,462	225,165
Total assets	$2,607,303	$2,939,491
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$311,352	$374,829
Accrued expenses	320,681	395,815
Short-term portion of operating lease liabilities	195,599	222,823
Income taxes payable	25,400	21,773
Total current liabilities	853,032	1,015,240
Long-term liabilities:
Long-term portion of operating lease liabilities	662,322	697,264
Long-term borrowings, net	303,901	303,574
Other liabilities	83,243	86,089
Total long-term liabilities	1,049,466	1,086,927
Stockholders’ equity
Class A Common Stock: $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	398,412	413,190
Retained earnings	2,350,807	2,386,156
Accumulated other comprehensive loss, net of tax (“AOCL”)	(123,397)	(114,706)
Treasury stock, at average cost: 52,858 and 50,315 shares as of April 30, 2022 and January 29, 2022, respectively	(1,931,494)	(1,859,583)
Total Abercrombie & Fitch Co. stockholders’ equity	695,361	826,090
Noncontrolling interests	9,444	11,234
Total stockholders’ equity	704,805	837,324
Total liabilities and stockholders’ equity	$2,607,303	$2,939,491

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	4	2022 1Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended April 30, 2022
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, January 29, 2022	52,985	$1,033	$413,190	$11,234	$2,386,156	$(114,706)	50,315	$(1,859,583)	$837,324
Net loss	—	—	—	1,623	(16,469)	—	—	—	(14,846)
Purchase of Common Stock	(3,260)	—	—	—	—	—	3,260	(100,000)	(100,000)
Share-based compensation issuances and exercises	717	—	(23,134)	—	(18,880)	—	(717)	28,089	(13,925)
Share-based compensation expense	—	—	8,356	—	—	—	—	—	8,356
Derivative financial instruments, net of tax	—	—	—	—	—	1,712	—	—	1,712
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(10,403)	—	—	(10,403)
Distributions to noncontrolling interests, net	—	—	—	(3,413)	—	—	—	—	(3,413)
Ending balance at April 30, 2022	50,442	$1,033	$398,412	$9,444	$2,350,807	$(123,397)	52,858	$(1,931,494)	$704,805

	Thirteen Weeks Ended May 1, 2021
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, January 30, 2021	62,399	$1,033	$401,283	$12,684	$2,149,470	$(102,307)	40,901	$(1,512,851)	$949,312
Net income	—	—	—	938	41,768	—	—	—	42,706
Purchase of Common Stock	(1,077)	—	—	—			1,077	(35,249)	(35,249)
Share-based compensation issuances and exercises	613	—	(14,456)	—	(21,490)	—	(613)	24,198	(11,748)
Share-based compensation expense	—	—	8,450	—	—	—	—	—	8,450
Derivative financial instruments, net of tax	—	—	—	—	—	2,599	—	—	2,599
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(1,274)	—	—	(1,274)
Distributions to noncontrolling interests, net	—	—	—	(4,846)	—	—	—	—	(4,846)
Ending balance at May 1, 2021	61,935	$1,033	$395,277	$8,776	$2,169,748	$(100,982)	41,365	$(1,523,902)	$949,950

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	5	2022 1Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Cash Flows
(Thousands)
(Unaudited)

	Thirteen Weeks Ended

	April 30, 2022	May 1, 2021
Operating activities
Net (loss) income	$(14,846)	$42,706
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation and amortization	33,888	37,856
Asset impairment	3,422	2,664
(Gain) loss on disposal	(2,798)	189
(Benefit) provision for deferred income taxes	(5,853)	4,231
Share-based compensation	8,356	8,450
Changes in assets and liabilities:
Inventories	(38,475)	15,186
Accounts payable and accrued expenses	(138,774)	(133,506)
Operating lease right-of-use assets and liabilities	(32,127)	(76,379)
Income taxes	2,664	1,751
Other assets	(33,475)	(34,162)
Other liabilities	231	(336)
Net cash used for operating activities	(217,787)	(131,350)
Investing activities
Purchases of property and equipment	(26,292)	(14,404)
Proceeds from the sale of property and equipment	7,751	—
Net cash used for investing activities	(18,541)	(14,404)
Financing activities
Payment of debt issuance or modification costs and fees	—	(1,490)
Purchases of Common Stock	(100,000)	(35,249)
Other financing activities	(16,945)	(16,452)
Net cash used for financing activities	(116,945)	(53,191)
Effect of foreign currency exchange rates on cash	(2,617)	(1,021)
Net decrease in cash and equivalents, and restricted cash and equivalents	(355,890)	(199,966)
Cash and equivalents, and restricted cash and equivalents, beginning of period	834,368	1,124,157
Cash and equivalents, and restricted cash and equivalents, end of period	$478,478	$924,191
Supplemental information related to non-cash activities
Purchases of property and equipment not yet paid at end of period	$33,035	$22,597
Operating lease right-of-use assets additions, net of terminations, impairments and other reductions	35,521	4,856
Supplemental information related to cash activities
Cash paid for interest	—	676
Cash paid for income taxes	2,887	1,848
Cash received from income tax refunds	114	235
Cash paid for amounts included in measurement of operating lease liabilities, net of abatements	88,322	145,052

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	6	2022 1Q Form 10-Q

Abercrombie & Fitch Co.
Index for Notes to Condensed Consolidated Financial Statements (Unaudited)

Abercrombie & Fitch Co.	7	2022 1Q Form 10-Q

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

The Company has interests in an Emirati business venture and in a Kuwaiti business venture with Majid al Futtaim Fashion L.L.C. (“MAF”) and in a United States of America (the “U.S.”) business venture with Dixar L.L.C. (“Dixar”), each of which meets the definition of a variable interest entity (“VIE”). The purpose of the business ventures with MAF is to operate stores in the United Arab Emirates and Kuwait and the purpose of the business venture with Dixar is to hold the intellectual property related to the Social Tourist brand. The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the operating results, assets and liabilities of these VIEs, with the noncontrolling interests’ (“NCI”) portions of net income presented as net income attributable to NCI on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income and the NCI portion of stockholders’ equity presented as NCI on the Condensed Consolidated Balance Sheets.

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

Fiscal year	Year ended/ ending	Number of weeks
Fiscal 2021	January 29, 2022	52
Fiscal 2022	January 28, 2023	52
Fiscal 2023	February 3, 2024	53

Interim financial statements

The Condensed Consolidated Financial Statements as of April 30, 2022, and for the thirteen week periods ended April 30, 2022 and May 1, 2021, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements. Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2021 filed with the SEC on March 28, 2022 (the “Fiscal 2021 Form 10-K”). The January 29, 2022 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”).

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2022.

During the first quarter of 2022, the Company reclassified Flagship store exit benefits into Stores and distribution expense on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. There were no changes to Operating (loss) income or Net (loss) income. Prior period amounts have been reclassified to conform to current year’s presentation.

Abercrombie & Fitch Co.	8	2022 1Q Form 10-Q

Use of estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved with estimates, actual results may differ. The extent to which the current outbreak of coronavirus disease (“COVID-19”) continues to impact the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the duration and spread of COVID-19 and the emergence of new variants of coronavirus, the availability and acceptance of effective vaccines, boosters or medical treatments, the impact of COVID-19 on the length or frequency of store closures, and the extent to which COVID-19 impacts worldwide macroeconomic conditions including interest rates, foreign currency exchange rates, the speed of the economic recovery, and governmental, business and consumer reactions to the pandemic. The Company’s assessment of these, as well as other factors, could impact management's estimates and result in material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Condensed Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

(in thousands)	Location	April 30, 2022	January 29, 2022	May 1, 2021	January 30, 2021
Cash and equivalents	Cash and equivalents	$468,378	$823,139	$909,008	$1,104,862
Long-term restricted cash and equivalents	Other assets	10,100	11,229	14,712	14,814
Short-term restricted cash and equivalents	Other current assets	—	—	471	4,481
Cash and equivalents and restricted cash and equivalents		$478,478	$834,368	$924,191	$1,124,157

3. REVENUE RECOGNITION

Disaggregation of revenue

All revenues are recognized in net sales in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income . For information regarding the disaggregation of revenue, refer to Note 14, “SEGMENT REPORTING.”

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of April 30, 2022, January 29, 2022 and May 1, 2021:

(in thousands)	April 30, 2022	January 29, 2022	May 1, 2021
Gift card liability	$35,665	$36,984	$27,919
Loyalty programs liability	22,177	22,757	19,991

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for the thirteen weeks ended April 30, 2022 and May 1, 2021:

	Thirteen Weeks Ended
(in thousands)	April 30, 2022	May 1, 2021
Revenue associated with gift card redemptions and gift card breakage	$23,001	$16,156
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	10,181	9,553

Abercrombie & Fitch Co.	9	2022 1Q Form 10-Q

4. NET (LOSS) INCOME PER SHARE

Net (loss) income per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of Class A Common Stock (“Common Stock”). Additional information pertaining to net (loss) income per share attributable to A&F follows:

	Thirteen Weeks Ended
(in thousands)	April 30, 2022	May 1, 2021
Shares of Common Stock issued	103,300	103,300
Weighted-average treasury shares	(51,223)	(40,920)
Weighted-average — basic shares	52,077	62,380
Dilutive effect of share-based compensation awards	—	2,925
Weighted-average — diluted shares	52,077	65,305
Anti-dilutive shares (1)	3,598	1,425
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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets measured at fair value on a recurring basis, as of April 30, 2022 and January 29, 2022, were as follows:

	Assets at Fair Value as of April 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$25,314	$9,900	$—	$35,214
Derivative instruments (2)	—	6,958	—	6,958
Rabbi Trust assets (3)	1	62,626	—	62,627
Restricted cash equivalents (1)	4,586	2,307	—	6,893
Total assets	$29,901	$81,791	$—	$111,692

	Assets at Fair Value as of January 29, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$49,309	$11,643	$—	$60,952
Derivative instruments (2)	—	4,973	—	4,973
Rabbi Trust assets (3)	1	62,272	—	62,273
Restricted cash equivalents (1)	5,391	2,326	—	7,717
Total assets	$54,701	$81,214	$—	$135,915

(1)    Level 1 assets consisted of investments in money market funds and U.S. treasury bills. Level 2 assets consisted of time deposits.
(2)    Level 2 assets consisted primarily of foreign currency exchange forward contracts.
(3)    Level 1 assets consisted of investments in money market funds. Level 2 assets consisted of trust-owned life insurance policies.

The Company’s Level 2 assets consisted of:
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

Abercrombie & Fitch Co.	10	2022 1Q Form 10-Q

Fair value of long-term borrowings

The Company’s borrowings under its senior secured notes, which have a fixed 8.75% interest rate and mature on July 15, 2025 (the “Senior Secured Notes”) are carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. The carrying amount and fair value of the Company’s long-term gross borrowings were as follows:

(in thousands)	April 30, 2022	January 29, 2022
Gross borrowings outstanding, carrying amount	$307,730	$307,730
Gross borrowings outstanding, fair value	323,501	327,732

6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

(in thousands)	April 30, 2022	January 29, 2022
Property and equipment, at cost	$2,436,019	$2,453,493
Less: Accumulated depreciation and amortization	(1,938,043)	(1,945,157)
Property and equipment, net	$497,976	$508,336

Refer to Note 8, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during the thirteen weeks ended April 30, 2022 and May 1, 2021.

7. LEASES

The Company is a party to leases related to its Company-operated retail stores as well as for certain of its distribution centers, office space, information technology and equipment.

The following table provides a summary of the Company’s operating lease costs for the thirteen weeks ended April 30, 2022 and May 1, 2021:

	Thirteen Weeks Ended
(in thousands)	April 30, 2022	May 1, 2021
Single lease cost (1)	$57,580	$69,752
Variable lease cost (2)	33,158	23,166
Operating lease right-of-use asset impairment (3)	1,915	2,464
Sublease income (4)	(1,009)	(1,093)
Total operating lease cost	$91,644	$94,289
(1)Included amortization and interest expense associated with operating lease right-of-use assets and the impact from remeasurement of operating lease liabilities.
(2)Includes variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs, as well as the benefit of $1.7 million of rent abatements during the thirteen weeks ended April 30, 2022 related to the effects of the COVID-19 pandemic that resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract. The benefit related to rent abatements recognized during the thirteen weeks ended May 1, 2021 was $7.7 million.
(3)Refer to Note 8, “ASSET IMPAIRMENT,” for details related to operating lease right-of-use asset impairment charges.
(4)The terms of the sublease agreement entered into by the Company with a third party during Fiscal 2020 related to one of its previous flagship store locations have not changed materially from that disclosed in Note 8, “LEASES,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of the Fiscal 2021 Form 10-K. Sublease income is recognized in other operating (loss) income, net on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company suspended rent payments for a number of stores that were closed as a result of COVID-19, and has been successful in obtaining certain rent abatements and landlord concessions of rent payable.

The Company had minimum commitments related to operating lease contracts that have not yet commenced, primarily for its Company-operated retail stores, of approximately $20.5 million as of April 30, 2022.

Abercrombie & Fitch Co.	11	2022 1Q Form 10-Q

8. ASSET IMPAIRMENT

Asset impairment charges for the thirteen weeks ended April 30, 2022 and May 1, 2021 were as follows:

	Thirteen Weeks Ended
(in thousands)	April 30, 2022	May 1, 2021
Operating lease right-of-use asset impairment	$1,915	$2,464
Property and equipment asset impairment	1,507	200
Total asset impairment	$3,422	$2,664

Asset impairment charges for the thirteen weeks ended April 30, 2022 and May 1, 2021 related to certain of the Company’s stores across brands, geographies and store formats. The impairment charges for the thirteen weeks ended April 30, 2022 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $7.5 million, including $6.5 million related to operating lease right-of-use assets. The impairment charges for the thirteen weeks ended May 1, 2021 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $6.3 million, including $5.7 million related to operating lease right-of-use assets.

9. INCOME TAXES

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

Impact of valuation allowances and other tax charges

During the thirteen weeks ended April 30, 2022, the Company did not recognize income tax benefits on $13.4 million of pretax losses, primarily in Switzerland, resulting in adverse tax impacts of $2.4 million.

During the thirteen weeks ended May 1, 2021, the Company recognized $3.1 million of tax benefits due to the anticipated utilization of deferred tax assets against projected pre-tax income for the full fiscal year, primarily in the U.S. based on information available, on which a valuation allowance had previously been established.

As of April 30, 2022, there were approximately $11.4 million of net deferred tax assets in China. The realization of these net deferred tax assets is dependent upon the future generation of sufficient taxable profits in China. While the Company believes that the net deferred tax assets are more-likely-than-not to be realized, it is not a certainty, as there are continued issues and related responses due to emerging situations, such as the COVID-19 pandemic. The company is closely monitoring its operations in China. Should circumstances change, the net deferred tax assets may become subject to a valuation allowance in the future. Additional valuation allowances would result in additional tax expense.

Share-based compensation

Refer to Note 11, “SHARE-BASED COMPENSATION,” for details on income tax benefits and charges related to share-based compensation awards during the thirteen weeks ended April 30, 2022 and May 1, 2021.

10. BORROWINGS

Details on the Company’s long-term borrowings, net, as of April 30, 2022 and January 29, 2022 are as follows:

(in thousands)	April 30, 2022	January 29, 2022
Long-term portion of borrowings, gross at carrying amount	$307,730	$307,730
Unamortized fees	(3,829)	(4,156)
Long-term borrowings, net	$303,901	$303,574

Abercrombie & Fitch Co.	12	2022 1Q Form 10-Q

Senior Secured Notes

The terms of the Senior Secured Notes have remained unchanged from those disclosed in Note 13, “BORROWINGS,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of on the Fiscal 2021 Form 10-K.

ABL Facility

The terms of the Company’s senior secured revolving credit facility of up to $400.0 million (the “ABL Facility”) remained unchanged from those disclosed in Note 13, “BORROWINGS,” of the Notes to Consolidated Financial Statements contained in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of the Fiscal 2021 Form 10-K.

The Company did not have any borrowings outstanding under the ABL Facility as of April 30, 2022 or as of January 29, 2022.

As of April 30, 2022, availability under the ABL Facility was $349.4 million, net of $0.8 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility, borrowing capacity available to the Company under the ABL Facility was $314.4 million as of April 30, 2022.

Representations, warranties and covenants

The agreements related to the Senior Secured Notes and the ABL Facility contain various representations, warranties and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of the Company and its subsidiaries to: grant or incur liens; incur, assume or guarantee additional indebtedness; sell or otherwise dispose of assets, including capital stock of subsidiaries; make investments in certain subsidiaries; pay dividends, make distributions or redeem or repurchase capital stock; change the nature of their business; and consolidate or merge with or into, or sell substantially all of the assets of the Company or Abercrombie & Fitch Management Co. (“A&F Management”), a wholly-owned indirect subsidiary of A&F, to another entity.

The Senior Secured Notes are guaranteed on a senior secured basis, jointly and severally, by A&F and each of the existing and future wholly-owned domestic restricted subsidiaries of A&F that guarantee or will guarantee A&F Management’s Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) or certain future capital markets indebtedness.

Certain of the agreements related to the Senior Secured Notes and the ABL Facility also contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance and providing additional guarantees and collateral in certain circumstances.

The Company was in compliance with all debt covenants under these agreements as of April 30, 2022.

11. SHARE-BASED COMPENSATION

Financial statement impact

The following table details share-based compensation expense and the related income tax impacts for the thirteen weeks ended April 30, 2022 and May 1, 2021:

	Thirteen Weeks Ended
(in thousands)	April 30, 2022	May 1, 2021
Share-based compensation expense	$8,356	$8,450
Income tax benefit associated with share-based compensation expense recognized	965	298

The following table details discrete income tax benefits and charges related to share-based compensation awards during the thirteen weeks ended April 30, 2022 and May 1, 2021:

	Thirteen Weeks Ended
(in thousands)	April 30, 2022	May 1, 2021
Income tax discrete benefits realized for tax deductions related to the issuance of shares	$2,111	$3,190
Income tax discrete charges realized upon cancellation of stock appreciation rights	(195)	(3)
Total income tax discrete benefits related to share-based compensation awards	$1,916	$3,187

The following table details the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights for the thirteen weeks ended April 30, 2022 and May 1, 2021:

Abercrombie & Fitch Co.	13	2022 1Q Form 10-Q

	Thirteen Weeks Ended
(in thousands)	April 30, 2022	May 1, 2021
Employee tax withheld upon issuance of shares (1)	$13,925	$11,748
(1)    Classified within other financing activities on the Condensed Consolidated Statements of Cash Flows.

Restricted stock units

The following table summarizes activity for restricted stock units for the thirteen weeks ended April 30, 2022:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at January 29, 2022	2,532,240	$17.16	340,149	$27.08	680,184	$22.81
Granted	725,142	32.19	165,263	32.07	82,635	45.15
Adjustments for performance achievement	—	—	5,668	23.05	18,881	36.24
Vested	(815,718)	16.70	(194,465)	23.05	(113,284)	36.24
Forfeited	(28,840)	17.38	—	—	—	—
Unvested at April 30, 2022 (1)	2,412,824	$21.84	316,615	$32.08	668,416	$23.67
(1)    Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can be achieved at up to 200% of their target vesting amount.

The following table details unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units as of April 30, 2022:

(in thousands)	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost	$46,317	$—	$20,545
Remaining weighted-average period cost is expected to be recognized (years)	1.4	0.0	1.1

Additional information pertaining to restricted stock units for the thirteen weeks ended April 30, 2022 and May 1, 2021 follows:

(in thousands)	April 30, 2022	May 1, 2021
Service-based restricted stock units:
Total grant date fair value of awards granted	$23,342	$19,445
Total grant date fair value of awards vested	13,622	10,639

Performance-based restricted stock units:
Total grant date fair value of awards granted	5,300	4,658
Total grant date fair value of awards vested	4,482	—

Market-based restricted stock units:
Total grant date fair value of awards granted	3,731	3,651
Total grant date fair value of awards vested	4,105	3,390

Abercrombie & Fitch Co.	14	2022 1Q Form 10-Q

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the thirteen weeks ended April 30, 2022 and May 1, 2021 were as follows:

	April 30, 2022	May 1, 2021
Grant date market price	$32.07	$31.78
Fair value	45.15	49.81
Assumptions:
Price volatility	66%	66%
Expected term (years)	2.9	2.9
Risk-free interest rate	2.3%	0.3%
Dividend yield	—%	—%
Average volatility of peer companies	72.9	72.0
Average correlation coefficient of peer companies	0.5146	0.4694

Stock appreciation rights

The following table summarizes stock appreciation rights activity for the thirteen weeks ended April 30, 2022:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (years)
Outstanding at January 29, 2022	236,139	$32.55
Forfeited or expired	(33,300)	52.75
Outstanding at April 30, 2022	202,839	$29.24	$1,523,587	2.4
Stock appreciation rights exercisable at April 30, 2022	202,839	$29.24	$1,523,587	2.4

No stock appreciation rights were exercised during the thirteen weeks ended April 30, 2022 or May 1, 2021.

12. DERIVATIVE INSTRUMENTS

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

The Company also uses foreign currency exchange forward contracts to hedge certain foreign-currency-denominated net monetary assets/liabilities. Examples of monetary assets/liabilities include cash balances, receivables and payables. Fluctuations in foreign currency exchange rates result in transaction gains or losses being recorded in earnings, as U.S. GAAP requires that monetary assets/liabilities be remeasured at the spot exchange rate at quarter-end and upon settlement. The Company has chosen not to apply hedge accounting to these instruments because there are no anticipated differences in the timing of gain or loss recognition on the hedging instruments and the hedged items.

As of April 30, 2022, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory transactions, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

Abercrombie & Fitch Co.	15	2022 1Q Form 10-Q

(in thousands)	Notional Amount (1)
Euro	$41,015
British pound	34,626
Canadian dollar	6,132
Japanese yen	3,978
(1)    Amounts reported are the U.S. Dollar notional amounts outstanding as of April 30, 2022.

The fair value of derivative instruments is valued using quoted market prices of the same or similar instruments, adjusted for counterparty risk. The location and amounts of derivative fair values of foreign currency exchange forward contracts on the Condensed Consolidated Balance Sheets as of April 30, 2022 and January 29, 2022 were as follows:

(in thousands)	Location	April 30, 2022	January 29, 2022	Location	April 30, 2022	January 29, 2022
Derivatives designated as cash flow hedging instruments	Other current assets	$6,958	$4,973	Accrued expenses	$—	$—
Derivatives not designated as hedging instruments	Other current assets	—	—	Accrued expenses	—	—
Total		$6,958	$4,973		$—	$—

Information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for the thirteen weeks ended April 30, 2022 and May 1, 2021 follows:

	Thirteen Weeks Ended
(in thousands)	April 30, 2022	May 1, 2021
Gain recognized in AOCL (1)	$5,363	$1,144
Gain (loss) reclassified from AOCL to cost of sales, exclusive of depreciation and amortization (2)	3,684	(1,455)
(1)Amount represents the change in fair value of derivative instruments.
(2)Amount represents gain (loss) reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when the hedged item affects earnings, which is when merchandise is converted to cost of sales, exclusive of depreciation and amortization.

Substantially all of the unrealized gain will be recognized in costs of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income over the next twelve months.

Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for the thirteen weeks ended April 30, 2022 and May 1, 2021 follows:

	Thirteen Weeks Ended
(in thousands)	April 30, 2022	May 1, 2021
Gain (loss) recognized in other operating income, net	$1,141	$(468)

Abercrombie & Fitch Co.	16	2022 1Q Form 10-Q

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

For the thirteen weeks ended April 30, 2022, the activity in AOCL was as follows:

	Thirteen Weeks Ended April 30, 2022
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain on Derivative Financial Instruments	Total
Beginning balance at January 29, 2022	$(120,689)	$5,983	$(114,706)
Other comprehensive (loss) income before reclassifications	(10,403)	5,363	(5,040)
Reclassified gain from AOCL (1)	—	(3,684)	(3,684)
Tax effect	—	33	33
Other comprehensive (loss) income after reclassifications	(10,403)	1,712	(8,691)
Ending balance at April 30, 2022	$(131,092)	$7,695	$(123,397)

(1)    Amount represents gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

For the thirteen weeks ended May 1, 2021, the activity in AOCL was as follows:

	Thirteen Weeks Ended May 1, 2021
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Loss on Derivative Financial Instruments	Total
Beginning balance at January 30, 2021	$(97,772)	$(4,535)	$(102,307)
Other comprehensive (loss) income before reclassifications	(1,274)	1,144	(130)
Reclassified loss from AOCL (1)	—	1,455	1,455
Other comprehensive (loss) income after reclassifications (2)	(1,274)	2,599	1,325
Ending balance at May 1, 2021	$(99,046)	$(1,936)	$(100,982)

(1)    Amount represents loss reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
(2)    No income tax benefit was recognized during the period due to the establishment of a valuation allowance

14. SEGMENT REPORTING

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

The Company’s net sales by operating segment for the thirteen weeks ended April 30, 2022 and May 1, 2021 were as follows:

	Thirteen Weeks Ended
(in thousands)	April 30, 2022	May 1, 2021
Hollister	$428,834	$442,408
Abercrombie	383,928	338,997
Total	$812,762	$781,405

Abercrombie & Fitch Co.	17	2022 1Q Form 10-Q

Net sales by geographic area are presented by attributing revenues to an individual country on the basis of the country in which the merchandise was sold for in-store purchases and on the basis of the shipping location provided by customers for digital and wholesale orders. The Company’s net sales by geographic area for the thirteen weeks ended April 30, 2022 and May 1, 2021 were as follows:

	Thirteen Weeks Ended
(in thousands)	April 30, 2022	May 1, 2021
U.S.	$585,106	$553,846
EMEA (1)	163,969	159,002
APAC (2)	29,897	46,046
Other	33,790	22,511
International	$227,656	$227,559
Total	$812,762	$781,405
(1)    Europe, Middle East and Africa (“EMEA”)
(2)    Asia-Pacific Region (“APAC”)

Abercrombie & Fitch Co.	18	2022 1Q Form 10-Q

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by the Company, its management or spokespeople involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “should,” “are confident,” or the negative version of those words or other comparable words and similar expressions may identify forward-looking statements. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. Factors that could cause results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to, the risks described or referenced in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Fiscal 2021 Form 10-K for the fiscal year ended January 29, 2022 and otherwise in our reports and filings with the SEC, as well as the following:
•risks and uncertainty related to the ongoing COVID-19 pandemic and any other adverse public health developments;
•risks related to changes in global economic and financial conditions, and the resulting impact on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits;
•risks related to recent inflationary pressures with respect to labor and raw materials and global supply chain constraints that have, and could continue to, affect freight, transit and other costs;
•risks related to geopolitical conflict, including the on-going hostilities in Ukraine, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience;
•risks related to our failure to engage our customers, anticipate customer demand and changing fashion trends, and manage our inventory;
•risks related to our ability to successfully invest in customer, digital and omnichannel initiatives;
•risks related to our ability to execute on our global store network optimization initiative;
•risks related to our international growth strategy;
•risks related to cyber security threats and privacy or data security breaches or the potential loss or disruption of our information systems;
•risks associated with climate change and other corporate responsibility issues; and.
•uncertainties related to future legislation, regulatory reform, policy changes, or interpretive guidance on existing legislation.

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

Abercrombie & Fitch Co.	19	2022 1Q Form 10-Q

INTRODUCTION

MD&A is provided as a supplement to the accompanying Condensed Consolidated Financial Statements and notes thereto to help provide an understanding of the Company’s results of operations, financial condition, and liquidity. MD&A is organized as follows:

•Overview. A general description of the Company’s business and certain segment information.
•Current Trends and Outlook. A discussion related to certain of the Company’s focus areas for the current fiscal year and discussion of certain risks and challenges as well as a summary of the Company’s performance for the thirteen weeks ended April 30, 2022 and May 1, 2021.
•Results of Operations. An analysis of certain components of the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the thirteen weeks ended April 30, 2022 and May 1, 2021.
•Liquidity and Capital Resources. A discussion of the Company’s financial condition, changes in financial condition and liquidity as of April 30, 2022, which includes (i) an analysis of financial condition as compared to January 29, 2022; (ii) an analysis of changes in cash flows for the thirteen weeks ended April 30, 2022 as compared to the thirteen weeks ended May 1, 2021; and (iii) an analysis of liquidity, including availability under the Company’s credit facility, the Company’s share repurchase program, and outstanding debt and covenant compliance.
•Recent Accounting Pronouncements. A discussion, as applicable, of the recent accounting pronouncements the Company has adopted or is currently evaluating, including the dates of adoption and/or expected dates of adoption, and anticipated effects on the Company’s Condensed Consolidated Financial Statements.
•Critical Accounting Estimates. A discussion of the accounting estimates considered to be important to the Company’s results of operations and financial condition, which typically require significant judgment and estimation on the part of management in their application.
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

Abercrombie & Fitch Co.	20	2022 1Q Form 10-Q

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

The Company’s fiscal year ends on the Saturday closest to January 31. All references herein to the Company’s fiscal years are as follows:

Fiscal year	Year ended/ ending	Number of weeks
Fiscal 2021	January 29, 2022	52
Fiscal 2022	January 28, 2023	52
Fiscal 2023	February 3, 2024	53

Seasonality

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

The following focus areas for Fiscal 2022 serve as a framework for the Company’s achievement of sustainable growth and long-term operating margin expansion:
•Accelerate digital, data and technology investments to increase agility and improve the customer experience;
•Create a more personalized customer experience through a connected omnichannel ecosystem,
•Optimize our global distribution network to expand digital capacity and improve product delivery speed
•Opportunistically open new, omni-enabled stores in under penetrated markets, and
•Integrate environmental, social and governance practices and standards throughout the Company.

Supply chain disruptions, inflation and changing prices

The Company has continued to see global supply chain constraints impacting our business and operations. The inability to receive inventory in a timely manner could cause delays in responding to customer demand and adversely affect sales. During the latter half of Fiscal 2021, the Company increased its air freight usage in response to inventory delays imposed by temporary factory closures in Vietnam. This disruption and the associated increased costs adversely impacted the Company during the latter half of Fiscal 2021 and into the first quarter of Fiscal 2022. In addition, the Company has experienced and expects to continue to experience inflationary pressures affecting the Company’s freight, transit, and other costs, and such rates are likely to remain elevated throughout Fiscal 2022.

In order to mitigate supply chain constraints and higher freight rates, the Company has taken and expects to continue to take actions to manage the impact, including scheduling earlier inventory receipts to allow for longer lead times, expanding its number of freight vendors, and reducing air freight usage where possible. It is possible that the Company’s responses to factory closures, transportation delays, or freight rates will not be adequate to mitigate the impact, and that these events could continue to adversely affect the Company’s business and results of operations.

The Company has also experienced inflationary pressures with respect to labor, cotton and other raw materials and other costs. Inflation can have a long-term impact on the Company because increasing costs may impact the ability to maintain satisfactory margins. The Company may be unsuccessful in passing these increased costs on to the customer through higher ticket prices. Furthermore, increases in inflation may not be matched by growth in consumer income, which also could have a negative impact on discretionary spending. In periods of perceived unfavorable conditions, consumers may reallocate available discretionary

Abercrombie & Fitch Co.	21	2022 1Q Form 10-Q

spending to areas outside of our core business. In addition, as COVID-19 restrictions begin to be lifted, consumers may use any remaining discretionary spending on travel and other experiences which may adversely impact demand for our products.

Global Store Network Optimization

As part of its ongoing global store network optimization initiative, the Company has a stated goal of repositioning from larger format locations, such as, tourist dependent and flagship locations, to smaller, omni-enabled stores that cater to local customers. The Company continues to focus on aligning store square footage with digital penetration, and during the first quarter of Fiscal 2022, the Company opened 4 new format stores, while closing 5 legacy stores. As part of this focus, the Company plans to open 60 new stores, while closing 30 stores, during Fiscal 2022, pending negotiations with our landlord partners.

Future closures could be completed through natural lease expirations, while certain other leases include early termination options that can be exercised under specific conditions. The Company may also elect to exit or modify other leases, and could incur charges related to these actions.Additional details related to store count and gross square footage follow:

	Hollister (1)		Abercrombie (2)		Total Company (3)
	U.S.	International	U.S.	International	U.S.	International	Total
Number of stores:
January 29, 2022	351	154	173	51	524	205	729
New	1	2	1	—	2	2	4
Permanently closed	—	—	(3)	(2)	(3)	(2)	(5)
April 30, 2022	352	156	171	49	523	205	728
Gross square footage (in thousands):
April 30, 2022	2,318	1,218	1,146	347	3,464	1,565	5,029
(1)Hollister includes the Company’s Hollister and Gilly Hicks brands. Locations with Gilly Hicks carveouts within Hollister stores are represented as a single store count. Excludes 8 international franchise stores as of April 30, 2022, and January 29, 2022. Excludes 13 Company-operated temporary stores as of April 30, 2022 and 14 Company-operated temporary stores as of January 29, 2022.
(2)Abercrombie includes the Company's Abercrombie & Fitch and abercrombie kids brands. Locations with abercrombie kids carveouts within Abercrombie & Fitch stores are represented as a single store count. Excludes 14 international franchise stores as of April 30, 2022 and January 29, 2022. Excludes 5 Company-operated temporary stores as of each of April 30, 2022 and January 29, 2022.
(3)This store count excludes one international third-party operated multi-brand outlet store as of each of April 30, 2022, and January 29, 2022.

COVID-19

There continues to be uncertainty surrounding ongoing COVID-19 pandemic and its impact on the global economy, including government-mandated restrictions, supply chain disruptions, inflationary pressures, higher freight and labor costs, and labor shortages. As of April 30, 2022, all U.S. stores were fully open for in-store service; however, temporary store closures have been mandated in certain parts of the APAC region in response to COVID-19. During periods of temporary store closures, reductions in revenue have not been offset by proportional decreases in expense, as the Company continues to incur store occupancy costs such as operating lease costs, net of rent abatements agreed upon during the period, depreciation expense, and certain other costs such as compensation, net of government payroll relief, and administrative expenses resulting in a negative effect on the relationship between the Company’s costs and revenues.

The Company’s digital operations across brands have continued to serve the Company’s customers during periods of temporary store closures. In response to elevated digital demand during this period, the Company leveraged its omnichannel capabilities by continuing to offer Purchase-Online-Pickup-in-Store, including curbside pickup at a majority of U.S. locations, and by utilizing ship-from-store capabilities, including same-day delivery across its entire U.S. store fleet. Despite the recent strength in digital sales, the Company has historically generated the majority of its annual net sales through stores and there can be no assurance that the current level of digital penetration will continue when stores operate at full capacity

Although U.S. and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains and temporary store closures. The Company plans to follow the guidance of local governments to evaluate whether future store closures will be necessary. The extent of future impacts of COVID-19 on the Company’s business, including the duration and impact on overall customer demand, are uncertain as current circumstances are dynamic and depend on future developments, including, but not limited to, the duration and spread of COVID-19, the emergence of new variants of coronavirus, and the availability and acceptance of effective vaccines, boosters or medical treatments.

Abercrombie & Fitch Co.	22	2022 1Q Form 10-Q

Impact of global events and uncertainty

We are a global multi-brand omnichannel specialty retailer, with operations in North America, Europe and Asia, among other regions, management is mindful of macroeconomic risks, global challenges and the changing global geopolitical environment, including the on-going conflict in Ukraine, that could adversely impact certain areas of the business. As a result, in addition to the events listed within MD&A, management continues to monitor certain other global events. The Company continues to assess the potential impacts these events and similar events may have on the business in future periods and continues to develop and update contingency plans to assist in mitigating potential impacts. It is possible that the Company’s preparations for such events are not adequate to mitigate their impact, and that these events could further adversely affect its business and results of operations.

For a discussion of material risks that have the potential to cause our actual results to differ materially from our expectations, refer to the disclosures under the heading “FORWARD-LOOKING STATEMENTS AND RISK FACTORS” in “ITEM 1A. RISK FACTORS” on the Fiscal 2021 Form 10-K.

Summary of results
A summary of results for the thirteen weeks ended April 30, 2022 and May 1, 2021 follows:

	GAAP		Non-GAAP (1)
(in thousands, except change in net sales, gross profit rate, operating (loss) income margin and per share amounts)	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Thirteen Weeks Ended
Net sales	$812,762	$781,405
Change in net sales	4.0%	61.0%
Gross profit rate	55.3%	63.4%
Operating (loss) income	$(9,726)	$57,433	$(6,304)	$60,097
Operating (loss) income margin	(1.2)%	7.3%	(0.8)%	7.7%
Net (loss) income attributable to A&F	$(16,469)	$41,768	$(13,965)	$43,983
Net (loss) income attributable to A&F per dilutive share	(0.32)	0.64	(0.27)	0.67
(1)    Discussion as to why the Company believes that these non-GAAP financial measures are useful to investors and a reconciliation of the Non-GAAP measures to the most directly comparable financial measure calculated and presented in accordance with GAAP are provided below under “NON-GAAP FINANCIAL MEASURES.”

Certain components of the Company’s Condensed Consolidated Balance Sheets as of April 30, 2022 and January 29, 2022 were as follows:

(in thousands)	April 30, 2022	January 29, 2022
Cash and equivalents	$468,378	$823,139
Gross long-term borrowings outstanding, carrying amount	307,730	307,730
Inventories	562,510	525,864

Certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirteen week periods ended April 30, 2022 and May 1, 2021 were as follows:

(in thousands)	April 30, 2022	May 1, 2021
Net cash used for operating activities	$(217,787)	$(131,350)
Net cash used for investing activities	(18,541)	(14,404)
Net cash used for financing activities	(116,945)	(53,191)

Abercrombie & Fitch Co.	23	2022 1Q Form 10-Q

RESULTS OF OPERATIONS

The estimated basis point (“BPS”) change disclosed throughout this Results of Operations section has been rounded based on the change in the percentage of net sales.

Net sales

For the first quarter of Fiscal 2022, net sales increased 4% as compared to the first quarter of Fiscal 2021, primarily due to an increase in stores sales, as well as an increase average unit retail driven by lower promotions and markdowns, partially offset by the adverse impact from changes in foreign currency exchange rates of approximately $9 million.

The Company’s net sales by operating segment for the thirteen weeks ended April 30, 2022 and May 1, 2021 were as follows:

	Thirteen Weeks Ended
(in thousands)	April 30, 2022	May 1, 2021	$ Change	% Change
Hollister (1)	$428,834	$442,408	$(13,574)	(3)%
Abercrombie (2)	383,928	338,997	44,931	13%
Total	$812,762	$781,405	$31,357	4%
(1)    Includes Hollister, Gilly Hicks and Social Tourist brands.
(2)    Includes Abercrombie & Fitch and abercrombie kids brands.

Net sales by geographic area are presented by attributing revenues to an individual country on the basis of the country in which the merchandise was sold for in-store purchases and the shipping location provided by customers for digital orders. The Company’s net sales by geographic area for the thirteen weeks ended April 30, 2022 and May 1, 2021 were as follows:

	Thirteen Weeks Ended
(in thousands)	April 30, 2022	May 1, 2021	$ Change	% Change
U.S.	$585,106	$553,846	$31,260	6%
EMEA	163,969	159,002	4,967	3%
APAC	29,897	46,046	(16,149)	(35)%
Other	33,790	22,511	11,279	50%
International	$227,656	$227,559	$97	0%
Total	$812,762	$781,405	$31,357	4%

Cost of sales, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	April 30, 2022		May 1, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$363,216	44.7%	$286,271	36.6%	810

For the first quarter of Fiscal 2022, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 810 basis points as compared to the first quarter of Fiscal 2021. The year-over-year increase was driven by approximately $80 million higher average unit cost from freight inflation partially offset by higher average unit retail on lower promotions and higher ticket prices.

Abercrombie & Fitch Co.	24	2022 1Q Form 10-Q

Gross profit, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	April 30, 2022		May 1, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Gross profit, exclusive of depreciation and amortization	$449,546	55.3%	$495,134	63.4%	(810)

Stores and distribution expense

	Thirteen Weeks Ended
	April 30, 2022		May 1, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Stores and distribution expense	$337,543	41.5%	$315,508	40.4%	110

For the first quarter of Fiscal 2022, stores and distribution expense increased 7% as compared to the first quarter of Fiscal 2021. Approximately half of the $22 million increase was due to the lapping of COVID19-related rent abatements and payroll credits last year, with the remaining primarily due to an increase in marketing and digital fulfillment expenses. These increases were partially offset by a reduction in store occupancy expense reflecting a decrease in store count and favorable rent negotiations.

Marketing, general and administrative expense

	Thirteen Weeks Ended
	April 30, 2022		May 1, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Marketing, general and administrative expense	$122,149	15.0%	$120,947	15.5%	(50)

For the first quarter of Fiscal 2022, marketing, general and administrative expense increased 1% as compared to the first quarter of Fiscal 2021, primarily driven by increased digital media spend, consulting and information technology expense. These increases were partially offset by a decrease in depreciation expense.

Asset impairment

	Thirteen Weeks Ended
	April 30, 2022		May 1, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Asset impairment	$3,422	0.4%	$2,664	0.3%	10
Excluded items:
Asset impairment charges (1)	(3,422)	(0.4)%	(2,664)	(0.3)%	(10)
Adjusted non-GAAP asset impairment	$—	0.0%	$—	—%	—
(1)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Refer to Note 8, “ASSET IMPAIRMENT.”

Abercrombie & Fitch Co.	25	2022 1Q Form 10-Q

Other operating income, net

	Thirteen Weeks Ended
	April 30, 2022		May 1, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Other operating income, net	$3,842	0.5%	$1,418	0.2%	(30)
For the first quarter of Fiscal 2022, other operating income, net increased $2.4 million as compared to the first quarter of Fiscal 2021, primarily driven by gains on foreign currency exchange forward contracts and a gain on the sale of property and equipment.

Operating (loss) income

	Thirteen Weeks Ended
	April 30, 2022		May 1, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Operating (loss) income	$(9,726)	(1.2)%	$57,433	7.3%	(850)
Excluded items:
Asset impairment charges (1)	3,422	0.4%	2,664	0.3%	10
Adjusted non-GAAP operating (loss) income	$(6,304)	(0.8)%	$60,097	7.7%	(850)
(1)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Interest expense, net

	Thirteen Weeks Ended
	April 30, 2022		May 1, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Interest expense	$7,809	1.0%	$9,143	1.2%	(20)
Interest income	(502)	(0.1)%	(537)	(0.1)%	—
Interest expense, net	$7,307	0.9%	$8,606	1.1%	(20)

For the first quarter of Fiscal 2022, interest expense, net decreased $1.3 million as compared to the first quarter of Fiscal 2021, primarily driven by lower interest expense as a result of lower borrowings in the current quarter due to the purchase of Senior Secured Notes in the second quarter of Fiscal 2021.

Abercrombie & Fitch Co.	26	2022 1Q Form 10-Q

Income tax (benefit) expense

	Thirteen Weeks Ended
	April 30, 2022		May 1, 2021
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax (benefit) expense	$(2,187)	12.8%	$6,121	12.5%
Excluded items:
Tax effect of pre-tax excluded items (1)	918		449
Adjusted non-GAAP income tax (benefit) expense	$(1,269)	9.3%	$6,570	12.8%
(1)    The tax effect of pre-tax excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis. Refer to “Operating (loss) income” and “NON-GAAP FINANCIAL MEASURES,” for details of pre-tax excluded items.

Refer to Note 9, “INCOME TAXES.”

Net (loss) income attributable to A&F

	Thirteen Weeks Ended
	April 30, 2022		May 1, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Net (loss) income attributable to A&F	$(16,469)	(2.0)%	$41,768	5.3%	(730)
Excluded items, net of tax (1)	2,504	0.3%	2,215	0.3%	—
Adjusted non-GAAP net (loss) income attributable to A&F (2)	$(13,965)	(1.7)%	$43,983	5.6%	(730)
(1)    Excluded items presented above under “Operating (loss) income,” and “Income tax (benefit) expense”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Net (loss) income per diluted share attributable to A&F

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021	$ Change
Net (loss) income attributable to A&F per diluted share	$(0.32)	$0.64	$(0.96)
Excluded items, net of tax (1)	0.05	0.03	0.02
Adjusted non-GAAP net (loss) income per diluted share attributable to A&F	(0.27)	0.67	(0.94)
Impact from changes in foreign currency exchange rates	—	0.05	(0.05)
Adjusted non-GAAP net (loss) income per diluted share attributable to A&F on a constant currency basis (2)	(0.27)	0.72	(0.99)
(1)    Excluded items presented above under “Operating (loss) income,” and “Income tax (benefit) expense.”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Abercrombie & Fitch Co.	27	2022 1Q Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company’s capital allocation strategy, priorities and investments are reviewed by A&F’s Board of Directors considering both liquidity and valuation factors. The Company believes that it will have adequate liquidity to fund operating activities over the next 12 months. The Company monitors financing market conditions and may in the future determine whether and when to amend, modify, or restructure its ABL Facility and/or the Senior Secured Notes. For a discussion of the Company’s share repurchase activity and suspended dividend program, please see below under “Share repurchases and dividends.”

Primary sources and uses of cash

The Company’s business has two principal selling seasons: the spring season, which includes the first and second fiscal quarters (“Spring”) and the fall season, which includes the third and fourth fiscal quarters (“Fall”). The Company generally experiences its greatest sales activity during the Fall season, due to the back-to-school and holiday sales periods. The Company relies on excess operating cash flows, which are largely generated in Fall, to fund operations throughout the year and to reinvest in the business to support future growth. The Company also has the ABL Facility available as a source of additional funding, which is described further below under “Credit facility and Senior Secured Notes”.

Over the next twelve months, the Company expects its primary cash requirements to be directed towards prioritizing investments in the business and continuing to fund operating activities, including the acquisition of inventory, and obligations related to compensation, marketing, leases and any lease buyouts or modifications it may exercise, taxes and other operating activities.

The Company evaluates opportunities for investments in the business that are in line with initiatives that position the business for sustainable long-term growth that align with its strategic pillars as described within “Item 1. Business - STRATEGY AND KEY BUSINESS PRIORITIES” included on the Fiscal 2021 Form 10-K, including being opportunistic regarding growth opportunities. Examples of potential investment opportunities include, but are not limited to, new store experiences, and investments in its digital and omnichannel initiatives. Historically, the Company has utilized free cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as digital and omnichannel investments, information technology, and other projects. For the year-to-date period ended April 30, 2022, the Company used $26.3 million towards capital expenditures. Total capital expenditures for Fiscal 2022 are expected to be approximately $150 million.

The Company measures liquidity using total cash and cash equivalents and incremental borrowing available under the ABL Facility. As of April 30, 2022, the Company has cash and cash equivalents of $0.5 billion and total liquidity of approximately $0.8 billion. This compares with cash and cash equivalents of $0.8 billion and total liquidity of approximately $1.1 billion at the beginning of Fiscal 2022. This allows the Company to evaluate potential opportunities to strategically deploy excess cash and/or deleverage the balance sheet, depending on various factors, such as market and business conditions, including the Company’s ability to accelerate investments in the business. Such opportunities include, but are not limited to, returning cash to shareholders through share repurchases or repurchasing outstanding Senior Secured Notes.

Share repurchases and dividends

In November 2021, the A&F Board of Directors approved a new $500 million share repurchase authorization, replacing the prior 2021 share repurchase authorization of 10.0 million shares, which had approximately 3.9 million shares remaining available. During the year-to-date period ended April 30, 2022, the Company repurchased approximately 3.3 million shares and returned approximately $100.0 million to shareholder through repurchases.

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

In May 2020, the Company announced that it had temporarily suspended its dividend program in order to preserve liquidity and maintain financial flexibility in light of COVID-19. The Company may in the future review its dividend program to determine, in light of facts and circumstances at that time, whether and when to reinstate. Any dividends are declared at the discretion of A&F’s Board of Directors. A&F’s Board of Directors reviews and establishes a dividend amount, if at all, based on A&F’s financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors, including any restrictions under the Company’s agreements related to the Senior Secured Notes and the ABL Facility. There can be no assurance that the Company will declare and pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

Abercrombie & Fitch Co.	28	2022 1Q Form 10-Q

Credit facility and Senior Secured Notes

As of April 30, 2022, the Company had $307.7 million of gross borrowings outstanding under the Senior Secured Notes.

In addition, the Amended and Restated Credit Agreement provides for the ABL Facility, which is a senior secured asset-based revolving credit facility of up to $400 million. As of April 30, 2022, the Company did not have any borrowings outstanding under the ABL Facility. The ABL Facility matures on April 29, 2026.

Details regarding the remaining borrowing capacity under the ABL Facility as of April 30, 2022 are as follows:

(in thousands)	April 30, 2022
Borrowing base	$350,232
Less: Outstanding stand-by letters of credit	(791)
Borrowing capacity	349,441
Less: Minimum excess availability (1)	(35,023)
Borrowing available	$314,418
(1)    The Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility.

Refer to Note 10, “BORROWINGS.”

Income taxes

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S. without incurring additional federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019 are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds could be repatriated without incurring additional tax expense. As of April 30, 2022, $317.0 million of the Company’s $468.4 million of cash and equivalents were held by foreign affiliates. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or to fund investing and financing cash flow activities.

Refer to Note 9, “INCOME TAXES.”

Analysis of cash flows

The table below provides certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended April 30, 2022 and May 1, 2021:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
(in thousands)
Cash and equivalents, and restricted cash and equivalents, beginning of period	$834,368	$1,124,157
Net cash used for operating activities	(217,787)	(131,350)
Net cash used for investing activities	(18,541)	(14,404)
Net cash used for financing activities	(116,945)	(53,191)
Effect of foreign currency exchange rates on cash	(2,617)	(1,021)
Net decrease in cash and equivalents, and restricted cash and equivalents	(355,890)	(199,966)
Cash and equivalents, and restricted cash and equivalents, end of period	$478,478	$924,191

Operating activities - During the year-to-date period ended April 30, 2022, net cash used for operating activities included the acquisition of inventory and increased payments to vendors, including additional rent payments made during the period due to fiscal calendar shifting relative to monthly rent due dates, partially offset by increased cash receipts as a result of the 4% year-over-year increase in net sales.

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

Abercrombie & Fitch Co.	29	2022 1Q Form 10-Q

Investing activities - During the year-to-date period ended April 30, 2022, net cash used for investing activities were primarily used for capital expenditures of $26.3 million, partially offset by the proceeds from the sale of property and equipment of $7.8 million. This compared net cash used for investing activities of capital expenditures of $14.4 million for the year-to-date period ended May 1, 2021.

Financing activities - During the year-to-date period ended April 30, 2022, net cash used for financing activities included the purchase of approximately 3.3 million shares of Common Stock with a market value of approximately $100.0 million. During the year-to-date period ended May 1, 2021, net cash used for financing activities primarily consisted of the purchase of approximately 1.1 million shares of Common Stock with a market value of approximately $35.2 million.

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

There have been no material changes during the thirteen weeks ended April 30, 2022 in the contractual obligations as of January 29, 2022, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

RECENT ACCOUNTING PRONOUNCEMENTS

The Company describes its significant accounting policies in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” included on the Fiscal 2021 Form 10-K. The Company reviews recent accounting pronouncements on a quarterly basis and has excluded discussion of those not applicable to the Company and those that did not have, or are not expected to have, a material impact on the Company’s consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

The Company describes its critical accounting estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included on the Fiscal 2021 Form 10-K. There have been no significant changes in critical accounting policies and estimates since the end of Fiscal 2021.

Abercrombie & Fitch Co.	30	2022 1Q Form 10-Q

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

Comparable sales

At times, the Company provides comparable sales, defined as the year-over-year percentage change in the aggregate of (1) net sales for stores that have been open as the same brand at least one year and whose square footage has not been expanded or reduced by more than 20% within the past year, with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations, and (2) digital net sales with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations. Comparable sales exclude revenue other than store and digital sales. Management uses comparable sales to understand the drivers of year-over-year changes in net sales and believes comparable sales is a useful metric as it can assist investors in distinguishing the portion of the Company’s revenue attributable to existing locations from the portion attributable to the opening or closing of stores. The most directly comparable GAAP financial measure is change in net sales. In light of store closures related to COVID-19, the Company has not disclosed comparable sales since Fiscal 2019.

Excluded items

The following financial measures are disclosed on a GAAP and on an adjusted non-GAAP basis excluding the following items, as applicable:

Financial measures (1)	Excluded items
Operating (loss) income	Asset impairment charges
Income tax (benefit) expense (2)	Tax effect of pre-tax excluded items
Net (loss) income and net (loss) income per share attributable to A&F (2)	Pre-tax excluded items and the tax effect of pre-tax excluded items
(1) Certain of these financial measures are also expressed as a percentage of net sales.
(2)    The tax effect of excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis.

Abercrombie & Fitch Co.	31	2022 1Q Form 10-Q

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

A reconciliation of non-GAAP financial metrics on a constant currency basis to financial measures calculated and presented in accordance with GAAP for the thirteen weeks ended April 30, 2022 and May 1, 2021 follows:

(in thousands, except change in net sales, gross profit rate, operating margin and per share data)	Thirteen Weeks Ended
Net sales	April 30, 2022	May 1, 2021	% Change
GAAP	$812,762	$781,405	4%
Impact from changes in foreign currency exchange rates	—	(8,529)	1%
Non-GAAP on a constant currency basis	$812,762	$772,876	5%
Gross profit, exclusive of depreciation and amortization expense	April 30, 2022	May 1, 2021	BPS Change (1)
GAAP	$449,546	$495,134	(810)
Impact from changes in foreign currency exchange rates	—	(3,283)	(20)
Non-GAAP on a constant currency basis	$449,546	$491,851	(830)
Operating (loss) income	April 30, 2022	May 1, 2021	BPS Change (1)
GAAP	$(9,726)	$57,433	(850)
Excluded items (2)	(3,422)	(2,664)	(10)
Adjusted non-GAAP	$(6,304)	$60,097	(860)
Impact from changes in foreign currency exchange rates	—	4,341	(50)
Adjusted non-GAAP on a constant currency basis	$(6,304)	$64,438	(910)
Net (loss) income attributable to A&F per diluted share	April 30, 2022	May 1, 2021	$ Change
GAAP	$(0.32)	$0.64	$(0.96)
Excluded items, net of tax (2)	(0.05)	(0.03)	(0.02)
Adjusted non-GAAP	$(0.27)	$0.67	$(0.94)
Impact from changes in foreign currency exchange rates	—	0.05	(0.05)
Adjusted non-GAAP on a constant currency basis	$(0.27)	$0.72	$(0.99)

(1)    The estimated basis point change has been rounded based on the change in the percentage of net sales.
(2)    Excluded items for the thirteen weeks ended April 30, 2022 and May 1, 2021 consisted of pre-tax store asset impairment charges and the tax effect of pre-tax excluded items.

Abercrombie & Fitch Co.	32	2022 1Q Form 10-Q

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
The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.4 million and $0.4 million for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively which are recorded in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Rabbi Trust assets were included in other assets on the Condensed Consolidated Balance Sheets as of April 30, 2022 and January 29, 2022, and are restricted in their use as noted above.

INTEREST RATE RISK

Prior to July 2, 2020, the Company’s exposure to market risk due to changes in interest rates related primarily to the increase or decrease in the amount of interest expense from fluctuations in the LIBO rate, or an alternate base rate associated with the Company’s former term loan facility (the “Term Loan Facility”) and the ABL Facility. On July 2, 2020 the Company issued the Senior Secured Notes and repaid all outstanding borrowings under the Term Loan Facility and the ABL Facility, thereby eliminating any then existing cash flow market risk due to changes in interest rates. The Senior Secured Notes are exposed to interest rate risk that is limited to changes in fair value. This analysis for Fiscal 2022 may differ from the actual results due to potential changes in gross borrowings outstanding under the ABL Facility and potential changes in interest rate terms and limitations described within the Amended and Restated Credit Agreement.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBO rate) announced it intended to stop compelling banks to submit rates for the calculation of LIBO rate after 2021. Certain publications of the LIBO rate were phased out at the end of 2021 and all LIBO rate publications will cease after June 30, 2023. The transition from the LIBO rate to alternative rates is not expected to have a material impact on the Company’s interest expense. In addition, the Company has seen lower interest income earned on the Company’s investments and cash holdings, reflecting average daily balances.

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

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. Such a hypothetical devaluation would decrease derivative contract fair values by approximately $7.8 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair values would be expected to be largely offset by the net change in fair values of the underlying hedged items. Refer to Note 12, “DERIVATIVE INSTRUMENTS,” for the fair value of any outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of April 30, 2022 and January 29, 2022.

Abercrombie & Fitch Co.	33	2022 1Q Form 10-Q

Item 4. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

A&F maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports that A&F files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to A&F’s management, including A&F’s principal executive officer and A&F’s principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Executive Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended April 30, 2022. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Executive Vice President and Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of April 30, 2022.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during A&F’s fiscal quarter ended April 30, 2022 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

Abercrombie & Fitch Co.	34	2022 1Q Form 10-Q

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

In addition, pursuant to Item 103(c)(3)(iii) of Regulation S-K under the Exchange Act, the Company is required to disclose certain information about environmental proceedings to which a governmental authority is a party if the Company reasonably believes such proceedings may result in monetary sanctions, exclusive of interest and costs, above a stated threshold. The Company has elected to apply a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.

Item 1A. Risk Factors

The Company’s risk factors as of April 30, 2022 have not changed materially from those disclosed in Part I, “Item 1A. Risk Factors” included on the Fiscal 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the first quarter of Fiscal 2022 that were not registered under the Securities Act of 1933, as amended.

The following table provides information regarding the purchase of shares of Common Stock of A&F made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month of the thirteen weeks ended April 30, 2022:

Period (fiscal month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 30, 2022 through February 26, 2022	—	$—	—	$357,959,371
February 27, 2022 through April 2, 2022	3,692,062	30.85	3,260,022	257,959,401
April 3, 2021 through April 30, 2022	451	34.79	—	257,959,401
Total	3,692,513	30.67	3,260,022	257,959,401
(1)An aggregate of 432,491 shares of A&F’s Common Stock purchased during the thirteen weeks ended April 30, 2022 were withheld for tax payments due upon the vesting of employee restricted stock units and the exercise of employee stock appreciation rights.
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

Abercrombie & Fitch Co.	35	2022 1Q Form 10-Q

Item 6. Exhibits

Exhibit	Document
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

10.1
Form of Performance Share Award Agreement used to evidence the grant of performance shares to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on or after March 24, 2022.*

31.1
Certifications by Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certifications by Executive Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certifications by Chief Executive Officer (who serves as Principal Executive Officer) and Executive Vice President and Chief Financial Officer (who serves as Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).*

*     Filed herewith.
**    Furnished herewith.

Abercrombie & Fitch Co.	36	2022 1Q Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abercrombie & Fitch Co.

Date: June 8, 2022	By:	/s/ Scott Lipesky
Scott Lipesky
Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)

Abercrombie & Fitch Co.	37	2022 1Q Form 10-Q