Form 10-Q
period 2022-07-30
ABERCROMBIE & FITCH CO /DE/
filed 2022-09-07
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2022
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Shares outstanding as of September 2, 2022
$0.01 Par Value	49,453,619

Abercrombie & Fitch Co.	2	2022 2Q Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	$805,091	$864,850	$1,617,853	$1,646,255
Cost of sales, exclusive of depreciation and amortization	339,200	301,365	702,416	587,636
Gross profit	465,891	563,485	915,437	1,058,619
Stores and distribution expense	340,791	325,847	678,334	641,355
Marketing, general and administrative expense	124,168	123,913	246,317	244,860
Flagship store exit benefits	—	—	—	—
Asset impairment	2,170	786	5,592	3,450
Other operating expense (income), net	953	(1,848)	(2,889)	(3,266)
Operating (loss) income	(2,191)	114,787	(11,917)	172,220
Interest expense, net	6,917	11,275	14,224	19,881
(Loss) income before income taxes	(9,108)	103,512	(26,141)	152,339
Income tax expense (benefit)	5,634	(6,944)	3,447	(823)
Net (loss) income	(14,742)	110,456	(29,588)	153,162
Less: Net income attributable to noncontrolling interests	2,092	1,956	3,715	2,894
Net (loss) income attributable to A&F	$(16,834)	$108,500	$(33,303)	$150,268

Net (loss) income attributable to A&F per share
Basic	$(0.33)	$1.77	$(0.65)	$2.43
Diluted	$(0.33)	$1.69	$(0.65)	$2.32

Weighted-average shares outstanding
Basic	50,441	61,428	51,262	61,914
Diluted	50,441	64,136	51,262	64,803

Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax	$(4,914)	$(1,986)	$(15,317)	$(3,260)
Derivative financial instruments, net of tax	(1,729)	2,703	(17)	5,302
Other comprehensive (loss) income	(6,643)	717	(15,334)	2,042
Comprehensive (loss) income	(21,385)	111,173	(44,922)	155,204
Less: Comprehensive income attributable to noncontrolling interests	2,092	1,956	3,715	2,894
Comprehensive (loss) income attributable to A&F	$(23,477)	$109,217	$(48,637)	$152,310
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	3	2022 2Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Balance Sheets
(Thousands, except par value amounts)
(Unaudited)

	July 30, 2022	January 29, 2022
Assets
Current assets:
Cash and equivalents	$369,957	$823,139
Receivables	79,820	69,102
Inventories	708,024	525,864
Other current assets	104,887	89,654
Total current assets	1,262,688	1,507,759
Property and equipment, net	511,181	508,336
Operating lease right-of-use assets	740,627	698,231
Other assets	219,598	225,165
Total assets	$2,734,094	$2,939,491
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$408,297	$374,829
Accrued expenses	342,690	395,815
Short-term portion of operating lease liabilities	202,699	222,823
Income taxes payable	5,582	21,773
Total current liabilities	959,268	1,015,240
Long-term liabilities:
Long-term portion of operating lease liabilities	714,265	697,264
Long-term borrowings, net	304,219	303,574
Other liabilities	83,415	86,089
Total long-term liabilities	1,101,899	1,086,927
Stockholders’ equity
Class A Common Stock: $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	405,127	413,190
Retained earnings	2,333,867	2,386,156
Accumulated other comprehensive loss, net of tax (“AOCL”)	(130,040)	(114,706)
Treasury stock, at average cost: 53,829 and 50,315 shares as of July 30, 2022 and January 29, 2022, respectively	(1,948,199)	(1,859,583)
Total Abercrombie & Fitch Co. stockholders’ equity	661,788	826,090
Noncontrolling interests	11,139	11,234
Total stockholders’ equity	672,927	837,324
Total liabilities and stockholders’ equity	$2,734,094	$2,939,491

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	4	2022 2Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended July 30, 2022
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, April 30, 2022	50,442	$1,033	$398,412	$9,444	$2,350,807	$(123,397)	52,858	$(1,931,494)	$704,805
Net loss	—	—	—	2,092	(16,834)	—	—	—	(14,742)
Purchase of Common Stock	(1,000)	—	—	—	—	—	1,000	(17,775)	(17,775)
Share-based compensation issuances and exercises	29	—	(1,045)	—	(106)	—	(29)	1,070	(81)
Share-based compensation expense	—	—	7,760	—	—	—	—	—	7,760
Derivative financial instruments, net of tax	—	—	—	—	—	(1,729)	—	—	(1,729)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(4,914)	—	—	(4,914)
Distributions to noncontrolling interests, net	—	—	—	(397)	—	—	—	—	(397)
Ending balance at July 30, 2022	49,471	$1,033	$405,127	$11,139	$2,333,867	$(130,040)	53,829	$(1,948,199)	$672,927

	Thirteen Weeks Ended July 31, 2021
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, May 1, 2021	61,935	$1,033	$395,277	$8,776	$2,169,748	$(100,982)	41,365	$(1,523,902)	$949,950
Net income	—	—	—	1,956	108,500	—	—	—	110,456
Purchase of Common Stock	(2,374)	—	—	—			2,374	(100,000)	(100,000)
Share-based compensation issuances and exercises	130	—	(1,873)	—	(3,239)	—	(130)	4,800	(312)
Share-based compensation expense	—	—	6,487	—	—	—	—	—	6,487
Derivative financial instruments, net of tax	—	—	—	—	—	2,703	—	—	2,703
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(1,986)	—	—	(1,986)
Distributions to noncontrolling interests, net	—	—	—	(365)	—	—	—	—	(365)
Ending balance at July 31, 2021	59,691	$1,033	$399,891	$10,367	$2,275,009	$(100,265)	43,609	$(1,619,102)	$966,933

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	5	2022 2Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Twenty-Six Weeks Ended July 30, 2022
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, January 29, 2022	52,985	$1,033	$413,190	$11,234	$2,386,156	$(114,706)	50,315	$(1,859,583)	$837,324
Net loss	—	—	—	3,715	(33,303)	—	—	—	(29,588)
Purchase of Common Stock	(4,260)	—	—	—	—	—	4,260	(117,775)	(117,775)
Share-based compensation issuances and exercises	746	—	(24,179)	—	(18,986)	—	(746)	29,159	(14,006)
Share-based compensation expense	—	—	16,116	—	—	—	—	—	16,116
Derivative financial instruments, net of tax	—	—	—	—	—	(17)	—	—	(17)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(15,317)	—	—	(15,317)
Distributions to noncontrolling interests, net	—	—	—	(3,810)	—	—	—	—	(3,810)
Ending balance at July 30, 2022	49,471	$1,033	$405,127	$11,139	$2,333,867	$(130,040)	53,829	$(1,948,199)	$672,927

	Twenty-Six Weeks Ended July 31, 2021
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, January 30, 2021	62,399	$1,033	$401,283	$12,684	$2,149,470	$(102,307)	40,901	$(1,512,851)	$949,312
Net income	—	—	—	2,894	150,268	—	—	—	153,162
Purchase of Common Stock	(3,451)	—	—	—			3,451	(135,249)	(135,249)
Share-based compensation issuances and exercises	743	—	(16,329)	—	(24,729)	—	(743)	28,998	(12,060)
Share-based compensation expense	—	—	14,937	—	—	—	—	—	14,937
Derivative financial instruments, net of tax	—	—	—	—	—	5,302	—	—	5,302
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(3,260)	—	—	(3,260)
Distributions to noncontrolling interests, net	—	—	—	(5,211)	—	—	—	—	(5,211)
Ending balance at July 31, 2021	59,691	$1,033	$399,891	$10,367	$2,275,009	$(100,265)	43,609	$(1,619,102)	$966,933

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	6	2022 2Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Cash Flows
(Thousands)
(Unaudited)

	Twenty-Six Weeks Ended

	July 30, 2022	July 31, 2021
Operating activities
Net (loss) income	$(29,588)	$153,162
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	65,543	72,249
Asset impairment	5,592	3,450
(Gain) loss on disposal	(1,083)	2,188
Benefit for deferred income taxes	(1,629)	(21,187)
Share-based compensation	16,116	14,937
Loss on extinguishment of debt	—	5,347
Changes in assets and liabilities:
Inventories	(184,657)	(11,849)
Accounts payable and accrued expenses	(34,013)	(63,562)
Operating lease right-of-use assets and liabilities	(41,122)	(93,040)
Income taxes	(17,154)	1,379
Other assets	(38,436)	(11,575)
Other liabilities	698	(1,554)
Net cash (used for) provided by operating activities	(259,733)	49,945
Investing activities
Purchases of property and equipment	(59,582)	(35,269)
Proceeds from the sale of property and equipment	7,972	—
Net cash used for investing activities	(51,610)	(35,269)
Financing activities
Purchase of senior secured notes	—	(46,969)
Payment of debt issuance or modification costs and fees	—	(1,837)
Purchases of Common Stock	(117,775)	(135,249)
Other financing activities	(17,649)	(16,192)
Net cash used for financing activities	(135,424)	(200,247)
Effect of foreign currency exchange rates on cash	(7,567)	(2,547)
Net decrease in cash and equivalents, and restricted cash and equivalents	(454,334)	(188,118)
Cash and equivalents, and restricted cash and equivalents, beginning of period	834,368	1,124,157
Cash and equivalents, and restricted cash and equivalents, end of period	$380,034	$936,039
Supplemental information related to non-cash activities
Purchases of property and equipment not yet paid at end of period	$50,133	$35,789
Operating lease right-of-use assets additions, net of terminations, impairments and other reductions	139,751	17,159
Supplemental information related to cash activities
Cash paid for interest	13,463	14,950
Cash paid for income taxes	24,566	24,132
Cash received from income tax refunds	139	570
Cash paid for amounts included in measurement of operating lease liabilities, net of abatements	159,423	230,836

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	7	2022 2Q Form 10-Q

Abercrombie & Fitch Co.
Index for Notes to Condensed Consolidated Financial Statements (Unaudited)

Abercrombie & Fitch Co.	8	2022 2Q Form 10-Q

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

Interim financial statements

The Condensed Consolidated Financial Statements as of July 30, 2022, and for the thirteen and twenty-six week periods ended July 30, 2022 and July 31, 2021, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements. Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2021 filed with the SEC on March 28, 2022 (the “Fiscal 2021 Form 10-K”). The January 29, 2022 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”).

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

Abercrombie & Fitch Co.	9	2022 2Q Form 10-Q

Use of estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved with estimates, actual results may differ. The extent to which the coronavirus disease (“COVID-19”) continues to impact the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the duration, spread and emergence of new variants of the virus, the availability and acceptance of effective vaccines, boosters or medical treatments, the impact of COVID-19 on the length or frequency of store closures, and the extent to which COVID-19 impacts worldwide macroeconomic conditions including interest rates, foreign currency exchange rates, and governmental, business and consumer reactions to the pandemic. The Company’s assessment of these, as well as other factors, such as the impact of a slowing economy, rising interest rates and continued inflation, could impact management's estimates and result in material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Condensed Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

(in thousands)	Location	July 30, 2022	January 29, 2022	July 31, 2021	January 30, 2021
Cash and equivalents	Cash and equivalents	$369,957	$823,139	$921,504	$1,104,862
Long-term restricted cash and equivalents	Other assets	10,077	11,229	14,268	14,814
Short-term restricted cash and equivalents	Other current assets	—	—	267	4,481
Cash and equivalents and restricted cash and equivalents		$380,034	$834,368	$936,039	$1,124,157

3. REVENUE RECOGNITION

Disaggregation of revenue

All revenues are recognized in net sales in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income . For information regarding the disaggregation of revenue, refer to Note 14, “SEGMENT REPORTING.”

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of July 30, 2022, January 29, 2022 and July 31, 2021:

(in thousands)	July 30, 2022	January 29, 2022	July 31, 2021
Gift card liability	$35,205	$36,984	$29,038
Loyalty programs liability	21,525	22,757	20,962

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Revenue associated with gift card redemptions and gift card breakage	$22,652	$17,353	$45,653	$33,509
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	10,630	9,897	$20,811	$19,450

Abercrombie & Fitch Co.	10	2022 2Q Form 10-Q

4. NET (LOSS) INCOME PER SHARE

Net (loss) income per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of Class A Common Stock (“Common Stock”). Additional information pertaining to net (loss) income per share attributable to A&F follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Weighted-average treasury shares	(52,859)	(41,872)	(52,038)	(41,386)
Weighted-average — basic shares	50,441	61,428	51,262	61,914
Dilutive effect of share-based compensation awards	—	2,708	—	2,889
Weighted-average — diluted shares	50,441	64,136	51,262	64,803
Anti-dilutive shares (1)	4,209	1,194	4,245	1,277
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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets measured at fair value on a recurring basis, as of July 30, 2022 and January 29, 2022, were as follows:

	Assets and liabilities at Fair Value as of July 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$37,389	$9,900	$—	$47,289
Derivative instruments (2)	—	5,169	—	5,169
Rabbi Trust assets (3)	1	63,001	—	63,002
Restricted cash equivalents (1)	1,584	5,256	—	6,840
Total assets	$38,974	$83,326	$—	$122,300

Liabilities:
Derivative instruments (2)	$—	$3	$—	$3
Total liabilities	$—	$3	$—	$3

	Assets at Fair Value as of January 29, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$49,309	$11,643	$—	$60,952
Derivative instruments (2)	—	4,973	—	4,973
Rabbi Trust assets (3)	1	62,272	—	62,273
Restricted cash equivalents (1)	5,391	2,326	—	7,717
Total assets	$54,701	$81,214	$—	$135,915

(1)    Level 1 assets consisted of investments in money market funds and U.S. treasury bills. Level 2 assets consisted of time deposits.
(2)    Level 2 assets consisted primarily of foreign currency exchange forward contracts.
(3)    Level 1 assets consisted of investments in money market funds. Level 2 assets consisted of trust-owned life insurance policies.

Abercrombie & Fitch Co.	11	2022 2Q Form 10-Q

The Company’s Level 2 assets consisted of:
•Trust-owned life insurance policies, which were valued using the cash surrender value of the life insurance policies;
•Time deposits, which were valued at cost, approximating fair value, due to the short-term nature of these investments and derivative instruments, primarily foreign currency exchange forward contracts, which were valued using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

Fair value of long-term borrowings

The Company’s borrowings under its senior secured notes, which have a fixed 8.75% interest rate and mature on July 15, 2025 (the “Senior Secured Notes”) are carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. The carrying amount and fair value of the Company’s long-term gross borrowings were as follows:

(in thousands)	July 30, 2022	January 29, 2022
Gross borrowings outstanding, carrying amount	$307,730	$307,730
Gross borrowings outstanding, fair value	302,729	327,732

6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

(in thousands)	July 30, 2022	January 29, 2022
Property and equipment, at cost	$2,462,069	$2,453,493
Less: Accumulated depreciation and amortization	(1,950,888)	(1,945,157)
Property and equipment, net	$511,181	$508,336

Refer to Note 8, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021.

7. LEASES

The Company is a party to leases related to its Company-operated retail stores as well as for certain of its distribution centers, office space, information technology and equipment.

The following table provides a summary of the Company’s operating lease costs for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Single lease cost (1)	$61,953	$70,325	$119,533	$140,077
Variable lease cost (2)	32,520	19,300	65,678	42,466
Operating lease right-of-use asset impairment (3)	1,573	240	3,488	2,704
Sublease income (4)	(952)	(1,095)	(1,961)	(2,188)
Total operating lease cost	$95,094	$88,770	$186,738	$183,059
(1)Included amortization and interest expense associated with operating lease right-of-use assets and the impact from remeasurement of operating lease liabilities.
(2)Includes variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs, as well as the benefit of $0.9 million and $2.6 million of rent abatements during the thirteen and twenty-six weeks ended July 30, 2022, respectively, related to the effects of the COVID-19 pandemic that resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract. The benefit related to rent abatements recognized during the thirteen and twenty-six weeks ended July 31, 2021 was $5.2 million and $13.0 million respectively.
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

Abercrombie & Fitch Co.	12	2022 2Q Form 10-Q

The Company had minimum commitments related to operating lease contracts that have not yet commenced, primarily for its Company-operated retail stores, of approximately $25.0 million as of July 30, 2022.

8. ASSET IMPAIRMENT

Asset impairment charges for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021 were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Operating lease right-of-use asset impairment	$1,573	$240	$3,488	$2,704
Property and equipment asset impairment	597	546	2,104	746
Total asset impairment	$2,170	$786	$5,592	$3,450

Asset impairment charges for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021 related to certain of the Company’s stores across brands, geographies and store formats. The impairment charges for the twenty-six weeks ended July 30, 2022 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $16.9 million, including $16.1 million related to operating lease right-of-use assets. The impairment charges for the twenty-six weeks ended July 31, 2021 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $9.4 million, including $8.8 million related to operating lease right-of-use assets.

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

On August 16, 2022, the Inflation Reduction Act was enacted into U.S. law. The Company does not currently expect that the Inflation Reduction Act will have a material impact on its income taxes.

Impact of valuation allowances and other tax charges

During the thirteen weeks ended July 30, 2022, the Company did not recognize income tax benefits on $26.4 million of pretax losses, primarily in Switzerland, resulting in adverse tax impacts of $4.8 million.

During the twenty-six weeks ended July 30, 2022, the Company did not recognize income tax benefits on $39.8 million of pre-tax losses, primarily in Switzerland, resulting in adverse tax impacts of $7.2 million.

As of July 30, 2022, there were approximately $12.1 million of net deferred tax assets in China. The realization of these net deferred tax assets is dependent upon the future generation of sufficient taxable profits in China. During the thirteen weeks ended July 30, 2022, the company recorded a $0.2 million valuation allowance on net operating losses currently not projected to be utilized in future years. While the Company believes that the remaining net deferred tax assets are more-likely-than-not to be realized, it is not a certainty, as the Company continues to evaluate and respond to emerging situations, such as the COVID-19 pandemic. The company is closely monitoring its operations in China. Should circumstances change, the net deferred tax assets may become subject to additional valuation allowances in the future. Additional valuation allowances would result in additional tax expense.

During the thirteen weeks ended July 31, 2021, as a result of the improvement seen in business conditions, the Company recognized $23.5 million of discrete tax benefits due to the release of valuation allowances, primarily in the U.S. and Germany, and a discrete tax benefit of $3.9 million due to the impact of a statutory rate change in the U.K on the valuation of deferred tax assets. The Company also recognized $6.7 million of tax benefits due to the anticipated utilization of deferred tax assets against projected pre-tax income for the full fiscal year, primarily in the U.S. and Germany based on information available, on which a valuation allowance had previously been established.

During the twenty-six weeks ended July 31, 2021, as a result of the improvement seen in business conditions, the Company recognized $23.6 million of discrete tax benefits due to the release of valuation allowances, primarily in the U.S. and Germany,

Abercrombie & Fitch Co.	13	2022 2Q Form 10-Q

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

The Company continues to maintain valuation allowances in certain jurisdictions, principally Japan and Switzerland.

Share-based compensation

Refer to Note 11, “SHARE-BASED COMPENSATION,” for details on income tax benefits and charges related to share-based compensation awards during the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021.

10. BORROWINGS

Details on the Company’s long-term borrowings, net, as of July 30, 2022 and January 29, 2022 are as follows:

(in thousands)	July 30, 2022	January 29, 2022
Long-term portion of borrowings, gross at carrying amount	$307,730	$307,730
Unamortized fees	(3,511)	(4,156)
Long-term borrowings, net	$304,219	$303,574

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

The Company did not have any borrowings outstanding under the ABL Facility as of July 30, 2022 or as of January 29, 2022.

As of July 30, 2022, availability under the ABL Facility was $399.2 million, net of $0.8 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility, borrowing capacity available to the Company under the ABL Facility was $359.2 million as of July 30, 2022.

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

The Company was in compliance with all debt covenants under these agreements as of July 30, 2022.

Abercrombie & Fitch Co.	14	2022 2Q Form 10-Q

11. SHARE-BASED COMPENSATION

Financial statement impact

The following table details share-based compensation expense and the related income tax impacts for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Share-based compensation expense	$7,760	$6,487	$16,116	$14,937
Income tax benefit associated with share-based compensation expense recognized	1,015	1,388	$1,980	$1,686

The following table details discrete income tax benefits and charges related to share-based compensation awards during the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Income tax discrete (charges) benefits realized for tax deductions related to the issuance of shares	$(113)	$826	$1,998	$4,016
Income tax discrete (charges) benefits realized upon cancellation of stock appreciation rights	(8)	—	(203)	(3)
Total income tax discrete (charges) benefits related to share-based compensation awards	$(121)	$826	$1,795	$4,013

The following table details the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Employee tax withheld upon issuance of shares (1)	$312	$312	$14,006	$12,060
(1)    Classified within other financing activities on the Condensed Consolidated Statements of Cash Flows.

Restricted stock units

The following table summarizes activity for restricted stock units for the twenty-six weeks ended July 30, 2022:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at January 29, 2022	2,532,240	$17.16	340,149	$27.08	680,184	$22.81
Granted	913,689	29.74	165,263	32.07	82,635	45.15
Adjustments for performance achievement	—	—	5,668	23.05	18,881	36.24
Vested	(862,855)	17.84	(194,465)	23.05	(113,284)	36.24
Forfeited	(38,522)	18.79	—	—	—	—
Unvested at July 30, 2022 (1)	2,544,552	$21.43	316,615	$32.08	668,416	$23.67
(1)    Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can be achieved at up to 200% of their target vesting amount.

The following table details unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units as of July 30, 2022:

(in thousands)	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost	$44,825	$—	$17,907
Remaining weighted-average period cost is expected to be recognized (years)	1.3	0.0	1.0

Abercrombie & Fitch Co.	15	2022 2Q Form 10-Q

Additional information pertaining to restricted stock units for the twenty-six weeks ended July 30, 2022 and July 31, 2021 follows:

(in thousands)	July 30, 2022	July 31, 2021
Service-based restricted stock units:
Total grant date fair value of awards granted	$27,173	$21,358
Total grant date fair value of awards vested	15,393	12,427

Performance-based restricted stock units:
Total grant date fair value of awards granted	5,300	4,658
Total grant date fair value of awards vested	4,482	—

Market-based restricted stock units:
Total grant date fair value of awards granted	3,731	3,651
Total grant date fair value of awards vested	4,105	3,390

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the twenty-six weeks ended July 30, 2022 and July 31, 2021 were as follows:

	July 30, 2022	July 31, 2021
Grant date market price	$32.07	$31.78
Fair value	45.15	49.81

Price volatility	66%	66%
Expected term (years)	2.9	2.9
Risk-free interest rate	2.3%	0.3%
Dividend yield	—	—
Average volatility of peer companies	72.9	72.0
Average correlation coefficient of peer companies	0.5146	0.4694

Stock appreciation rights

The following table summarizes stock appreciation rights activity for the twenty-six weeks ended July 30, 2022:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (years)
Outstanding at January 29, 2022	236,139	$32.55
Forfeited or expired	(37,800)	48.72
Outstanding at July 30, 2022	198,339	$29.47	$—	2.4
Stock appreciation rights exercisable at July 30, 2022	198,339	$29.47	$—	2.4

No stock appreciation rights were exercised during the twenty-six weeks ended July 30, 2022 or July 31, 2021.

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

Abercrombie & Fitch Co.	16	2022 2Q Form 10-Q

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

As of July 30, 2022, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory transactions, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount (1)
Euro	$35,470
British pound	18,909
Canadian dollar	5,656
Japanese yen	4,383
(1)    Amounts reported are the U.S. Dollar notional amounts outstanding as of July 30, 2022.

The fair value of derivative instruments is valued using quoted market prices of the same or similar instruments, adjusted for counterparty risk. The location and amounts of derivative fair values of foreign currency exchange forward contracts on the Condensed Consolidated Balance Sheets as of July 30, 2022 and January 29, 2022 were as follows:

(in thousands)	Location	July 30, 2022	January 29, 2022	Location	July 30, 2022	January 29, 2022
Derivatives designated as cash flow hedging instruments	Other current assets	$5,169	$4,973	Accrued expenses	$3	$—
Derivatives not designated as hedging instruments	Other current assets	—	—	Accrued expenses	—	—
Total		$5,169	$4,973		$3	$—

Information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021 follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Gain recognized in AOCL (1)	$2,361	$1,084	$7,724	$2,228
Gain (loss) reclassified from AOCL to cost of sales, exclusive of depreciation and amortization (2)	4,124	(1,697)	$7,809	$(3,152)
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

Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021 follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Gain (loss) recognized in other operating income, net	$631	$304	$1,772	$(164)

Abercrombie & Fitch Co.	17	2022 2Q Form 10-Q

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

For the thirteen and twenty-six weeks ended July 30, 2022, the activity in AOCL was as follows:

	Thirteen Weeks Ended July 30, 2022
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at April 30, 2022	$(131,092)	$7,695	$(123,397)
Other comprehensive (loss) income before reclassifications	(4,914)	2,361	(2,553)
Reclassified gain from AOCL (1)	—	(4,124)	(4,124)
Tax effect	—	34	34
Other comprehensive loss after reclassifications	(4,914)	(1,729)	(6,643)
Ending balance at July 30, 2022	$(136,006)	$5,966	$(130,040)

	Twenty-Six Weeks Ended July 30, 2022
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 29, 2022	$(120,689)	$5,983	$(114,706)
Other comprehensive (loss) income before reclassifications	(15,317)	7,724	(7,593)
Reclassified gain from AOCL (1)	—	(7,809)	(7,809)
Tax effect	—	68	68
Other comprehensive loss after reclassifications	(15,317)	(17)	(15,334)
Ending balance at July 30, 2022	$(136,006)	$5,966	$(130,040)

(1)    Amount represents gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

For the thirteen and twenty-six weeks ended July 31, 2021, the activity in AOCL was as follows:

	Thirteen Weeks Ended July 31, 2021
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at May 1, 2021	$(99,046)	$(1,936)	$(100,982)
Other comprehensive (loss) income before reclassifications	(1,986)	1,084	(902)
Reclassified loss from AOCL (1)	—	1,697	1,697
Tax effect	—	(78)	(78)
Other comprehensive (loss) income after reclassifications	(1,986)	2,703	717
Ending balance at July 31, 2021	$(101,032)	$767	$(100,265)

	Twenty-Six Weeks Ended July 31, 2021
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 30, 2021	$(97,772)	$(4,535)	$(102,307)
Other comprehensive (loss) income before reclassifications	(3,260)	2,228	(1,032)
Reclassified loss from AOCL (1)	—	3,152	3,152
Tax effect	—	(78)	(78)
Other comprehensive (loss) income after reclassifications	(3,260)	5,302	2,042
Ending balance at July 31, 2021	$(101,032)	$767	$(100,265)

(1)    Amount represents loss reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Abercrombie & Fitch Co.	18	2022 2Q Form 10-Q

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

The Company’s net sales by operating segment for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021 were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Hollister	$436,934	$514,483	$865,740	$956,891
Abercrombie	368,157	350,367	752,113	689,364
Total	$805,091	$864,850	$1,617,853	$1,646,255

Net sales by geographic area are presented by attributing revenues to an individual country on the basis of the country in which the merchandise was sold for in-store purchases and on the basis of the shipping location provided by customers for digital and wholesale orders. The Company’s net sales by geographic area for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021 were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
U.S.	$578,086	$601,767	$1,163,190	$1,155,613
EMEA (1)	166,785	190,840	330,749	349,842
APAC (2)	27,778	41,228	57,675	87,274
Other (3)	32,442	31,015	66,239	53,526
International	$227,005	$263,083	$454,663	$490,642
Total	$805,091	$864,850	$1,617,853	$1,646,255
(1)    Europe, Middle East and Africa (“EMEA”)
(2)    Asia-Pacific Region (“APAC”)
(3) Other includes all sales that do not fall within the United States, EMEA, or APAC regions.

Abercrombie & Fitch Co.	19	2022 2Q Form 10-Q

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by the Company, its management or spokespeople involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “should,” “are confident,” “will,” “could,” “outlook,” and similar expressions may identify forward-looking statements. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. Factors that could cause results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to, the risks described or referenced in Part I, Item 1A. “Risk Factors,” in the Company’s Annual Report on Fiscal 2021 Form 10-K for the fiscal year ended January 29, 2022 and otherwise in our reports and filings with the SEC, as well as the following:
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

In light of the significant uncertainties in the forward-looking statements included herein, including the uncertainty surrounding COVID-19, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements included herein are based on information presently available to the management of the Company. Except as may be required by applicable law, the Company assumes no obligation to publicly update or revise its forward-looking statements including any financial targets and estimates, whether as a result of new information, future events, or otherwise.

Abercrombie & Fitch Co.	20	2022 2Q Form 10-Q

INTRODUCTION

MD&A is provided as a supplement to the accompanying Condensed Consolidated Financial Statements and notes thereto to help provide an understanding of the Company’s results of operations, financial condition, and liquidity. MD&A is organized as follows:

•Overview. A general description of the Company’s business and certain segment information.
•Current Trends and Outlook. A discussion related to certain of the Company’s focus areas for the current fiscal year and discussion of certain risks and challenges as well as a summary of the Company’s performance for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021.
•Results of Operations. An analysis of certain components of the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021.
•Liquidity and Capital Resources. A discussion of the Company’s financial condition, changes in financial condition and liquidity as of July 30, 2022, which includes (i) an analysis of financial condition as compared to January 29, 2022; (ii) an analysis of changes in cash flows for the twenty-six weeks ended July 30, 2022, as compared to the twenty-six weeks ended July 31, 2021; and (iii) an analysis of liquidity, including availability under the Company’s credit facility, the Company’s share repurchase program, and outstanding debt and covenant compliance.
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

Abercrombie & Fitch Co.	21	2022 2Q Form 10-Q

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

Seasonality

Due to the seasonal nature of the retail apparel industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year and the Company could have significant fluctuations in certain asset and liability accounts. The Company historically experiences its greatest sales activity during the fall season and, the third and fourth fiscal quarters, due to back-to-school and holiday sales periods, respectively.

CURRENT TRENDS AND OUTLOOK

Focus areas for Fiscal 2022

During the second quarter, the Company announced its Always Forward Plan, which outlines the Company’s long-term strategic goals. The Always Forward Plan is anchored on three strategic growth principles, which are to:
•Execute focused brand growth plans;
•Accelerate an enterprise-wide digital revolution; and
•Operate with financial discipline.

The following focus areas for fiscal 2022 serve as a framework to the company achieving sustainable growth and progressing toward the 2025 Always Forward Plan:
•Execute brand growth plans, primarily focused on continuing momentum at Abercrombie & Fitch and delivering standalone store experiences at Gilly Hicks;
•Accelerate digital and technology investments in systems and people to increase flexibility, modernize foundational systems and improve the customer experience;
•Operate with a more flexible cost structure, and seeking expense efficiencies while protecting investments in digital, technology and store growth to fund our strategic principles;
•Taking a data-driven approach to store expansion in under penetrated markets
•Optimize our global distribution network to increase capacity and improve delivery speed to customers; and
•Integrate environmental, social and governance (“ESG”) practices and standards throughout the Company.

Supply chain disruptions and impact of inflation

The Company has continued to see global supply chain constraints impacting our business and operations. In order to mitigate supply chain constraints and higher freight rates, the Company has taken, and expects to continue to take, certain mitigating actions including scheduling earlier inventory receipts to allow for longer lead times, expanding its number of freight vendors, and reducing air freight usage where possible. The Company’s responses to factory closures, transportation delays, and/or freight rates may not be adequate to offset the impact of these headwinds.

The inability to receive inventory in a timely manner could cause delays in responding to customer demand and adversely affect sales. During the latter half of Fiscal 2021, the Company increased its air freight usage in response to inventory delays imposed by temporary factory closures in Vietnam. This disruption and the associated increased costs adversely impacted the Company during the latter half of Fiscal 2021 and into the first half of Fiscal 2022. The Company has experienced and expects to continue to experience inflationary pressures affecting the Company’s freight, transit, and other costs, and we anticipate that these inflationary headwinds will continue through at least the balance of Fiscal 2022.

Abercrombie & Fitch Co.	22	2022 2Q Form 10-Q

The Company has also experienced historic inflationary pressures with respect to labor, cotton and other raw materials and other costs. Inflation can have a long-term impact on the Company because increasing costs may impact the ability to maintain satisfactory margins. The Company may be unsuccessful in passing these increased costs on to the customer through higher ticket prices. Furthermore, increases in inflation may not be matched by growth in consumer income, which also could have a negative impact on discretionary spending. In periods of perceived unfavorable conditions, consumers may reallocate available discretionary spending to areas outside of our core business. Consumers may use any remaining discretionary spending on travel and other experiences which may adversely impact demand for our products.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The Inflation Reduction Act of 2022 will become effective beginning in Fiscal 2024. The Company does not currently expect that the Inflation Reduction Act will have a material impact on its income taxes.

Global Store Network Optimization

The Company has a goal of repositioning from larger format locations, such as, tourist dependent and flagship locations, to smaller, omni-enabled stores that cater to local customers. The Company continues to use data to inform its focus on aligning store square footage with digital penetration, and during the first half of Fiscal 2022, the Company opened 12 new stores, while closing 7 stores. As part of this focus, the Company plans to open 60 new stores, while closing 30 stores, during Fiscal 2022, pending negotiations with our landlord partners.

Future closures could be completed through natural lease expirations, while certain other leases include early termination options that can be exercised under specific conditions. The Company may also elect to exit or modify other leases, and could incur charges related to these actions. Additional details related to store count and gross square footage follow:

	Hollister (1)		Abercrombie (2)		Total Company (3)
	U.S.	International	U.S.	International	U.S.	International	Total
Number of stores:
January 29, 2022	351	154	173	51	524	205	729
New	7	3	2	—	9	3	12
Permanently closed	—	(2)	(3)	(2)	(3)	(4)	(7)
July 30, 2022	358	155	172	49	530	204	734
Gross square footage (in thousands):
July 30, 2022	2,353	1,207	1,149	350	3,502	1,557	5,059
(1)Hollister includes the Company’s Hollister and Gilly Hicks brands. Locations with Gilly Hicks carveouts within Hollister stores are represented as a single store count. Excludes 9 international franchise stores as of July 30, 2022 and 8 international franchise stores as of January 29, 2022. Excludes 15 Company-operated temporary stores as of July 30, 2022 and 14 Company-operated temporary stores as of January 29, 2022.
(2)Abercrombie includes the Company's Abercrombie & Fitch and abercrombie kids brands. Locations with abercrombie kids carveouts within Abercrombie & Fitch stores are represented as a single store count. Excludes 16 international franchise stores as of July 30, 2022 and 14 international franchise stores as of January 29, 2022. Excludes 4 Company-operated temporary stores as of each of July 30, 2022 and 5 Company-operated temporary stores as of January 29, 2022.
(3)This store count excludes one international third-party operated multi-brand outlet store as of each of July 30, 2022 and January 29, 2022.

COVID-19

There continues to be uncertainty surrounding ongoing COVID-19 pandemic and its impact on the global economy, supply chain disruptions, inflationary pressures, higher freight and labor costs, and labor shortages. Despite the introduction of COVID-19 vaccines, the pandemic remains volatile and continues to evolve, with resurgences and outbreaks occurring in various parts of the world, including those resulting from variants of the virus.

Certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages, inflationary pressures, and disruptions of global supply chains and temporary store closures. The Company plans to follow the guidance of local governments to evaluate whether future store closures will be necessary. The extent of future impacts of COVID-19 on the Company’s business, including the duration and impact on overall customer demand, are uncertain as current circumstances are dynamic and depend on future developments, including, but not limited to, the duration and spread of COVID-19, the emergence of new variants of coronavirus, and the availability and acceptance of effective vaccines, boosters or medical treatments. The Company will continue to assess the pandemic’s impact on its operations and financial situation, and will respond as appropriate.

Abercrombie & Fitch Co.	23	2022 2Q Form 10-Q

Impact of global events and uncertainty

We are a global multi-brand omnichannel specialty retailer, with operations in North America, Europe and Asia, among other regions, management is mindful of macroeconomic risks, global challenges and the changing global geopolitical environment, including the on-going conflict in Ukraine, that could adversely impact certain areas of the business. As a result, in addition to the events listed within the MD&A, management continues to monitor certain other global events. The Company continues to assess the potential impacts these events and similar events may have on the business in future periods and continues to develop and update contingency plans to assist in mitigating potential impacts. It is possible that the Company’s preparations for such events are not adequate to mitigate their impact, and that these events could further adversely affect its business and results of operations.

For a discussion of material risks that have the potential to cause our actual results to differ materially from our expectations, refer to the disclosures under the heading “Forward-looking Statements and Risk Factors” in “Item 1A. Risk Factors” on the Fiscal 2021 Form 10-K.

Summary of results
A summary of results for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021 follows:

	GAAP		Non-GAAP (1)
(in thousands, except change in net sales, gross profit rate, operating (loss) income margin and per share amounts)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Thirteen Weeks Ended
Net sales	$805,091	$864,850
Change in net sales	(6.9)%	23.8%
Gross profit rate	57.9%	65.2%
Operating (loss) income	$(2,191)	$114,787	$(21)	$115,573
Operating (loss) income margin	(0.3)%	13.3%	0.0%	13.4%
Net (loss) income attributable to A&F	$(16,834)	$108,500	$(15,275)	$109,062
Net (loss) income attributable to A&F per dilutive share	(0.33)	1.69	(0.30)	1.70
Twenty-Six Weeks Ended
Net sales	$1,617,853	$1,646,255
Change in net sales	(1.7)%	39.1%
Gross profit rate	56.6%	64.3%
Operating (loss) income	$(11,917)	$172,220	$(6,325)	$175,670
Operating (loss) income margin	(0.7)%	10.5%	(0.4)%	10.7%
Net (loss) income attributable to A&F	$(33,303)	$150,268	$(29,240)	$153,045
Net (loss) income attributable to A&F per dilutive share	(0.65)	2.32	(0.57)	2.36
(1)    Discussion as to why the Company believes that these non-GAAP financial measures are useful to investors and a reconciliation of the Non-GAAP measures to the most directly comparable financial measure calculated and presented in accordance with GAAP are provided below under “NON-GAAP FINANCIAL MEASURES.”

Certain components of the Company’s Condensed Consolidated Balance Sheets as of July 30, 2022 and January 29, 2022 were as follows:

(in thousands)	July 30, 2022	January 29, 2022
Cash and equivalents	$369,957	$823,139
Gross long-term borrowings outstanding, carrying amount	307,730	307,730
Inventories	708,024	525,864

Certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the twenty-six week periods ended July 30, 2022 and July 31, 2021 were as follows:

(in thousands)	July 30, 2022	July 31, 2021
Net cash (used for) provided by operating activities	$(259,733)	$49,945
Net cash used for investing activities	(51,610)	(35,269)
Net cash used for financing activities	(135,424)	(200,247)

Abercrombie & Fitch Co.	24	2022 2Q Form 10-Q

RESULTS OF OPERATIONS

The estimated basis point (“BPS”) change disclosed throughout this Results of Operations section has been rounded based on the change in the percentage of net sales.

Net sales

The Company’s net sales by operating segment for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021 were as follows:

	Thirteen Weeks Ended
(in thousands)	July 30, 2022	July 31, 2021	$ Change	% Change
Hollister (1)	$436,934	$514,483	$(77,549)	(15)%
Abercrombie (2)	368,157	350,367	17,790	5%
Total	$805,091	$864,850	$(59,759)	(7)%

	Twenty-Six Weeks Ended
(in thousands)	July 30, 2022	July 31, 2021	$ Change	% Change
Hollister(1)	$865,740	$956,891	$(91,151)	(10)%
Abercrombie (2)	752,113	689,364	62,749	9%
Total	$1,617,853	$1,646,255	$(28,402)	(2)%
(1)    Includes Hollister, Gilly Hicks and Social Tourist brands.
(2)    Includes Abercrombie & Fitch and abercrombie kids brands.

Net sales by geographic area are presented by attributing revenues to an individual country on the basis of the country in which the merchandise was sold for in-store purchases and the shipping location provided by customers for digital orders. The Company’s net sales by geographic area for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021 were as follows:

	Thirteen Weeks Ended
(in thousands)	July 30, 2022	July 31, 2021	$ Change	% Change
U.S.	$578,086	$601,767	$(23,681)	(4)%
EMEA	166,785	190,840	(24,055)	(13)%
APAC	27,778	41,228	(13,450)	(33)%
Other	32,442	31,015	1,427	5%
International	$227,005	$263,083	$(36,078)	(14)%
Total	$805,091	$864,850	$(59,759)	(7)%

	Twenty-Six Weeks Ended
(in thousands)	July 30, 2022	July 31, 2021	$ Change	% Change
U.S.	$1,163,190	$1,155,613	$7,577	1%
EMEA	330,749	349,842	(19,093)	(5)%
APAC	57,675	87,274	(29,599)	(34)%
Other	66,239	53,526	12,713	24%
International	$454,663	$490,642	$(35,979)	(7)%
Total	1,617,853	1,646,255	(28,402)	(2)%

For the second quarter of Fiscal 2022, net sales decreased 7%, as compared to the second quarter of Fiscal 2021, primarily due to a decrease in store sales as well as the adverse impact from changes in foreign currency exchange rates of approximately $23 million, partially offset by an increase in average unit retail.

For the year-to-date period of Fiscal 2022, net sales decreased 2%, as compared to the year-to-date period of Fiscal 2021, primarily due to a decrease in basket size, as a result of decreased store traffic relative to last year, as well as the adverse impact from changes in foreign currency exchange rates of approximately $32 million, partially offset by higher average unit retail year-over-year, driven by less promotions and lower clearance levels.

Abercrombie & Fitch Co.	25	2022 2Q Form 10-Q

Cost of sales, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	July 30, 2022		July 31, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$339,200	42.1%	$301,365	34.8%	730

	Twenty-Six Weeks Ended
	July 30, 2022		July 31, 2021
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$702,416	43.4%	$587,636	35.7%	770

For the second quarter of Fiscal 2022, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 730 basis points as compared to the second quarter of Fiscal 2021. The year-over-year increase was primarily driven by higher product costs, which contributed 750 basis points to the increase, as well as the adverse impact from changes in foreign currency exchange rates which accounted for 30 basis points. These impacts were partially offset by higher average unit retail at Abercrombie.

For the year-to-date period of Fiscal 2022, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 770 basis points, as compared to the year-to-date period of Fiscal 2021. The year-over-year increase was primarily attributable to increased freight and average unit costs, as well as the adverse impact from changes in foreign currency exchange rates.

Gross profit, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	July 30, 2022		July 31, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Gross profit, exclusive of depreciation and amortization	$465,891	57.9%	$563,485	65.2%	(730)

	Twenty-Six Weeks Ended
	July 30, 2022		July 31, 2021
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Gross profit, exclusive of depreciation and amortization	$915,437	56.6%	$1,058,619	64.3%	(770)

Stores and distribution expense

	Thirteen Weeks Ended
	July 30, 2022		July 31, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Stores and distribution expense	$340,791	42.3%	$325,847	37.7%	460

	Twenty-Six Weeks Ended
	July 30, 2022		July 31, 2021
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Stores and distribution expense	$678,334	41.9%	$641,355	39.0%	290

For the second quarter of Fiscal 2022, stores and distribution expense increased 5%. as compared to the second quarter of Fiscal 2021. The $15 million increase was related to $8.5 million in higher digital shipping and handling costs, as well as $6.5 million in DC fulfillment, compared to the second quarter of Fiscal 2021.

For the year-to-date period of Fiscal 2022, stores and distribution expense increased 6%, as compared to the year-to-date period of Fiscal 2021, approximately half of the increase was related to higher shipping and DC fulfillment, as well as higher payroll expense.

Abercrombie & Fitch Co.	26	2022 2Q Form 10-Q

Marketing, general and administrative expense

	Thirteen Weeks Ended
	July 30, 2022		July 31, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Marketing, general and administrative expense	$124,168	15.4%	$123,913	14.3%	110

	Twenty-Six Weeks Ended
	July 30, 2022		July 31, 2021
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Marketing, general and administrative expense	$246,317	15.2%	$244,860	14.9%	30

For the second quarter of Fiscal 2022, marketing, general and administrative expense, as a percent of net sales increased 110 basis points as compared to the second quarter of Fiscal 2021, primarily driven by increased compensation costs, due to higher average salaries, which was partially offset by decrease in marketing expense as compared to the second quarter of Fiscal 2021.

For the year-to-date period of Fiscal 2022, marketing, general and administration expense, as a percent of net sales increased 30 basis points as compared to the year-to-date period of Fiscal 2021, primarily driven by increased payroll, consulting, and information technology expense. These increases were partially offset by a decrease in legal and incentive compensation expenses.

Asset impairment

	Thirteen Weeks Ended
	July 30, 2022		July 31, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Asset impairment	$2,170	0.3%	$786	0.1%	20
Excluded items:
Asset impairment charges (1)	(2,170)	(0.3)%	(786)	(0.1)%	(20)
Adjusted non-GAAP asset impairment	$—	0.0%	$—	—%	—

	Twenty-Six Weeks Ended
	July 30, 2022		July 31, 2021
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Asset impairment	$5,592	0.3%	$3,450	0.2%	10
Excluded items:
Asset impairment charges (1)	(5,592)	(0.3)%	(3,450)	(0.2)%	(10)
Adjusted non-GAAP asset impairment	$—	0.0%	$—	—%	—
(1)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Refer to Note 8, “ASSET IMPAIRMENT.”

Abercrombie & Fitch Co.	27	2022 2Q Form 10-Q

Other operating income, net

	Thirteen Weeks Ended
	July 30, 2022		July 31, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Other operating expense (income), net	$(953)	(0.1)%	$1,848	0.2%	30

	Twenty-Six Weeks Ended
	July 30, 2022		July 31, 2021
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Other operating income, net	$2,889	0.2%	$3,266	0.2%	—
For the second quarter of Fiscal 2022, other operating expense, net decreased $2.8 million, as compared to the second quarter of Fiscal 2021, primarily driven by losses on foreign currency exchange forward contracts.

Operating (loss) income

	Thirteen Weeks Ended
	July 30, 2022		July 31, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Operating (loss) income	$(2,191)	(0.3)%	$114,787	13.3%	(1,360)
Excluded items:
Asset impairment charges (1)	2,170	0.3%	786	0.1%	20
Adjusted non-GAAP operating (loss) income	$(21)	0.0%	$115,573	13.4%	(1,340)

	Twenty-Six Weeks Ended
	July 30, 2022		July 31, 2021
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Operating income (loss)	$(11,917)	(0.7)%	$172,220	10.5%	(1,120)
Excluded items:
Asset impairment charges (1)	5,592	0.3%	3,450	0.2%	10
Adjusted non-GAAP operating income (loss)	$(6,325)	(0.4)%	$175,670	10.7%	(1,110)
(1)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Interest expense, net

	Thirteen Weeks Ended
	July 30, 2022		July 31, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Interest expense	$7,660	1.0%	$13,560	1.6%	(60)
Interest income	(743)	(0.1)%	(2,285)	(0.3)	20
Interest expense, net	$6,917	0.9%	$11,275	1.3	(40)

	Twenty-Six Weeks Ended
	July 30, 2022		July 31, 2021
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Interest expense	$15,469	1.0%	$22,703	1.4%	(40)
Interest income	(1,245)	(0.1)%	(2,822)	(0.2)	10
Interest expense, net	$14,224	0.9%	$19,881	1.2	(30)

For the second quarter of Fiscal 2022, interest expense, net decreased $4.4 million, as compared to the second quarter of Fiscal 2021, primarily driven by lower interest expense as a result of lower borrowings and the one-time $5.3 million loss on the extinguishment of debt related to the purchase of Senior Secured Notes recognized in second quarter of 2021.

Abercrombie & Fitch Co.	28	2022 2Q Form 10-Q

For the year-to-date period of Fiscal 2022, interest expense, net decreased $5.7 million as compared to the year-to-date period of Fiscal 2021. primarily driven by lower interest expense as a result of lower borrowings and the one-time loss on the extinguishment of debt related to the purchase of Senior Secured Notes recognized in second quarter of 2021.

Income tax expense (benefit)

	Thirteen Weeks Ended
	July 30, 2022		July 31, 2021
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense (benefit)	$5,634	(61.9)%	$(6,944)	(6.7)%
Excluded items:
Tax effect of pre-tax excluded items (1)	611		224
Adjusted non-GAAP income tax expense (benefit)	$6,245	(90.0)%	$(6,720)	(6.4)%

	Twenty-Six Weeks Ended
	July 30, 2022		July 31, 2021
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense (benefit)	$3,447	(13.2)%	$(823)	(0.5)%
Excluded items:
Tax effect of pre-tax excluded items (1)	1,529		673
Adjusted non-GAAP income tax expense	$4,976	(24.2)%	$(150)	(0.1)%
(1)    The tax effect of pre-tax excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis. Refer to “Operating (loss) income” and “NON-GAAP FINANCIAL MEASURES,” for details of pre-tax excluded items.

Refer to Note 9, “INCOME TAXES.”

Net (loss) income attributable to A&F

	Thirteen Weeks Ended
	July 30, 2022		July 31, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Net (loss) income attributable to A&F	$(16,834)	(2.1)%	$108,500	12.5%	(1,460)
Excluded items, net of tax (1)	1,559	0.2%	562	0.1%	10
Adjusted non-GAAP net (loss) income attributable to A&F (2)	$(15,275)	(1.9)%	$109,062	12.6%	(1,450)

	Twenty-Six Weeks Ended
	July 30, 2022		July 31, 2021
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Net income (loss) attributable to A&F	$(33,303)	(2.1)%	$150,268	9.1%	(1,120)
Excluded items, net of tax (1)	4,063	0.3%	2,777	0.2%	10
Adjusted non-GAAP net income (loss) attributable to A&F (2)	$(29,240)	(1.8)%	$153,045	9.3%	(1,110)
(1)    Excluded items presented above under “Operating (loss) income,” and “Income tax expense (benefit)”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Abercrombie & Fitch Co.	29	2022 2Q Form 10-Q

Net (loss) income per diluted share attributable to A&F

	Thirteen Weeks Ended
	July 30, 2022	July 31, 2021	$ Change
Net (loss) income attributable to A&F per diluted share	$(0.33)	$1.69	$(2.02)
Excluded items, net of tax (1)	0.03	0.01	0.02
Adjusted non-GAAP net (loss) income per diluted share attributable to A&F	(0.30)	1.70	(2.00)
Impact from changes in foreign currency exchange rates	—	(0.09)	0.09
Adjusted non-GAAP net (loss) income per diluted share attributable to A&F on a constant currency basis (2)	(0.30)	1.61	(1.91)

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	$ Change
Net income (loss) per diluted share attributable to A&F	$(0.65)	$2.32	$(2.97)
Excluded items, net of tax (1)	0.08	0.04	$0.04
Adjusted non-GAAP net income (loss) per diluted share attributable to A&F	(0.57)	2.36	$(2.93)
Impact from changes in foreign currency exchange rates	—	(0.04)	$0.04
Adjusted non-GAAP net income (loss) per diluted share attributable to A&F on a constant currency basis (2)	(0.57)	2.32	$(2.89)
(1)    Excluded items presented above under “Operating (loss) income,” and “Income tax expense (benefit).”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Abercrombie & Fitch Co.	30	2022 2Q Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company’s capital allocation strategy, priorities and investments are reviewed by A&F’s Board of Directors considering both liquidity and valuation factors. The Company believes that it will have adequate liquidity to fund operating activities for the next 12 months. The Company monitors financing market conditions and may in the future determine whether and when to amend, modify, or restructure its ABL Facility and/or the Senior Secured Notes. For a discussion of the Company’s share repurchase activity and suspended dividend program, please see below under “Share repurchases and dividends.”

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

The Company evaluates opportunities for investments in the business that are in line with initiatives that position the business for sustainable long-term growth that align with its strategic pillars as described within “Item 1. Business - STRATEGY AND KEY BUSINESS PRIORITIES” included on the Fiscal 2021 Form 10-K, including being opportunistic regarding growth opportunities. Examples of potential investment opportunities include, but are not limited to, new store experiences, and investments in its digital and omnichannel initiatives. Historically, the Company has utilized free cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as digital and omnichannel investments, information technology, and other projects. For the year-to-date period ended July 30, 2022, the Company used $59.6 million towards capital expenditures. Total capital expenditures for Fiscal 2022 are expected to be approximately $150 million.

The Company measures liquidity using total cash and cash equivalents and incremental borrowing available under the ABL Facility. As of July 30, 2022, the Company had cash and cash equivalents of $370.0 million and total liquidity of approximately $729.2 million, compared with cash and cash equivalents of $823.1 million and total liquidity of approximately $1.1 billion at the beginning of Fiscal 2022. This allows the Company to evaluate potential opportunities to strategically deploy excess cash and/or deleverage the balance sheet, depending on various factors, such as market and business conditions, including the Company’s ability to accelerate investments in the business. Such opportunities include, but are not limited to, returning cash to shareholders through share repurchases or repurchasing outstanding Senior Secured Notes.

Share repurchases and dividends

In November 2021, the A&F Board of Directors approved a new $500 million share repurchase authorization, replacing the prior 2021 share repurchase authorization of 10.0 million shares, which had approximately 3.9 million shares remaining available. During the year-to-date period ended July 30, 2022, the Company repurchased approximately 4.3 million shares for approximately $117.8 million .

Historically, the Company has repurchased shares of its Common Stock from time to time, dependent on excess liquidity, market conditions, and business conditions, with the objectives of returning excess cash to shareholders and offsetting dilution from issuances of Common Stock associated with the exercise of employee stock appreciation rights and the vesting of restricted stock units. Shares may be repurchased in the open market, including pursuant to trading plans established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through privately negotiated transactions or other transactions or by a combination of such methods. Refer to “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of Part II of this Quarterly Report on Form 10-Q for the amount remaining available for purchase under the Company’s publicly announced stock repurchase authorization.

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

Abercrombie & Fitch Co.	31	2022 2Q Form 10-Q

Credit facility and Senior Secured Notes

As of July 30, 2022, the Company had $307.7 million of gross borrowings outstanding under the Senior Secured Notes.

In addition, the Amended and Restated Credit Agreement provides for the ABL Facility, which is a senior secured asset-based revolving credit facility of up to $400 million. As of July 30, 2022, the Company did not have any borrowings outstanding under the ABL Facility. The ABL Facility matures on April 29, 2026.

Details regarding the remaining borrowing capacity under the ABL Facility as of July 30, 2022 are as follows:

(in thousands)	July 30, 2022
Borrowing base	$400,000
Less: Outstanding stand-by letters of credit	(751)
Borrowing capacity	399,249
Less: Minimum excess availability (1)	(40,000)
Borrowing available	$359,249
(1)    The Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility.

Refer to Note 10, “BORROWINGS.”

Income taxes

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S. without incurring additional federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019 are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds could be repatriated without incurring additional tax expense. As of July 30, 2022, $254.2 million of the Company’s $370.0 million of cash and equivalents were held by foreign affiliates. The Company is not dependent on dividends from its foreign affiliates to fund its U.S. operations or to fund investing and financing cash flow activities.

Refer to Note 9, “INCOME TAXES.”

Analysis of cash flows

The table below provides certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 30, 2022 and July 31, 2021:

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
(in thousands)
Cash and equivalents, and restricted cash and equivalents, beginning of period	$834,368	$1,124,157
Net cash (used for) provided by operating activities	(259,733)	49,945
Net cash used for investing activities	(51,610)	(35,269)
Net cash used for financing activities	(135,424)	(200,247)
Effect of foreign currency exchange rates on cash	(7,567)	(2,547)
Net decrease in cash and equivalents, and restricted cash and equivalents	(454,334)	(188,118)
Cash and equivalents, and restricted cash and equivalents, end of period	$380,034	$936,039

Operating activities - During the year-to-date period ended July 30, 2022, net cash used for operating activities included the acquisition of inventory and increased payments to vendors, including additional rent payments made during the period due to fiscal calendar shifting relative to monthly rent due dates as well as decreased cash receipts as a result of the 2% year-over-year decrease in net sales.

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

Abercrombie & Fitch Co.	32	2022 2Q Form 10-Q

Investing activities - During the year-to-date period ended July 30, 2022, net cash used for investing activities was primarily used for capital expenditures of $59.6 million, partially offset by the proceeds from the sale of property and equipment of $8.0 million, as compared to net cash used for investing activities of capital expenditures of $35.3 million for the year-to-date period ended July 31, 2021.

Financing activities - During the year-to-date period ended July 30, 2022, net cash used for financing activities included the purchase of approximately 4.3 million shares of Common Stock with a market value of approximately $117.8 million. During the year-to-date period ended July 31, 2021, net cash used by financing activities included the purchase of $42.3 million of outstanding Senior Secured Notes at a premium of $4.7 million. In addition, the Company purchased approximately 3.5 million shares of Common Stock with a market value of approximately $135.2 million.

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

There have been no material changes in the Company’s contractual obligations since January 29, 2022, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

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

Abercrombie & Fitch Co.	33	2022 2Q Form 10-Q

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

Comparable sales

At times, the Company provides comparable sales, defined as the year-over-year percentage change in the aggregate of (1) net sales for stores that have been open as the same brand at least one year and square footage has not been expanded or reduced by more than 20% within the past year, with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations, and (2) digital net sales with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations. Comparable sales exclude revenue other than store and digital sales. Management uses comparable sales to understand the drivers of year-over-year changes in net sales and believes comparable sales is a useful metric as it can assist investors in distinguishing the portion of the Company’s revenue attributable to existing locations from the portion attributable to the opening or closing of stores. The most directly comparable GAAP financial measure is change in net sales. In light of store closures related to COVID-19, the Company has not disclosed comparable sales since Fiscal 2019.

Excluded items

The following financial measures are disclosed on a GAAP and on an adjusted non-GAAP basis excluding the following items, as applicable:

Financial measures (1)	Excluded items
Operating (loss) income	Asset impairment charges
Income tax expense (benefit) (2)	Tax effect of pre-tax excluded items
Net (loss) income and net (loss) income per share attributable to A&F (2)	Pre-tax excluded items and the tax effect of pre-tax excluded items
(1) Certain of these financial measures are also expressed as a percentage of net sales.
(2)    The tax effect of excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis.

Abercrombie & Fitch Co.	34	2022 2Q Form 10-Q

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

A reconciliation of non-GAAP financial metrics on a constant currency basis to financial measures calculated and presented in accordance with GAAP for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021 follows:

(in thousands, except change in net sales, gross profit rate, operating margin and per share data)	Thirteen Weeks Ended			Twenty-Six Weeks Ended
Net sales	July 30, 2022	July 31, 2021	% Change	July 30, 2022	July 31, 2021	% Change
GAAP	$805,091	$864,850	(7)%	$1,617,853	$1,646,255	(2)%
Impact from changes in foreign currency exchange rates	—	(23,124)	3%	—	(32,052)	2%
Non-GAAP on a constant currency basis	$805,091	$841,726	(4)%	$1,617,853	$1,614,203	—%
Gross profit, exclusive of depreciation and amortization expense	July 30, 2022	July 31, 2021	BPS Change (1)	July 30, 2022	July 31, 2021	BPS Change (1)
GAAP	$465,891	$563,485	(730)	$915,437	$1,058,619	(770)
Impact from changes in foreign currency exchange rates	—	(16,117)	20	—	(19,400)	(10)
Non-GAAP on a constant currency basis	$465,891	$547,368	(710)	$915,437	$1,039,219	(780)
Operating (loss) income	July 30, 2022	July 31, 2021	BPS Change (1)	July 30, 2022	July 31, 2021	BPS Change (1)
GAAP	$(2,191)	$114,787	(1,360)	$(11,917)	$172,220	(1,120)
Excluded items (2)	(2,170)	(786)	(20)	(5,592)	(3,450)	(10)
Adjusted non-GAAP	$(21)	$115,573	(1,380)	$(6,325)	$175,670	(1,110)
Impact from changes in foreign currency exchange rates	—	(7,984)	100	—	(3,643)	—
Adjusted non-GAAP on a constant currency basis	$(21)	$107,589	(1,280)	$(6,325)	$172,027	(1,110)
Net (loss) income attributable to A&F per diluted share	July 30, 2022	July 31, 2021	$ Change	July 30, 2022	July 31, 2021	$ Change
GAAP	$(0.33)	$1.69	$(2.02)	$(0.65)	$2.32	$(2.97)
Excluded items, net of tax (2)	(0.03)	(0.01)	(0.02)	(0.08)	(0.04)	(0.04)
Adjusted non-GAAP	$(0.30)	$1.70	$(2.00)	$(0.57)	$2.36	$(2.93)
Impact from changes in foreign currency exchange rates	—	(0.09)	0.09	—	(0.04)	0.04
Adjusted non-GAAP on a constant currency basis	$(0.30)	$1.61	$(1.91)	$(0.57)	$2.32	$(2.89)

(1)    The estimated basis point change has been rounded based on the change in the percentage of net sales.
(2)    Excluded items for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021 consisted of pre-tax store asset impairment charges and the tax effect of pre-tax excluded items.

Abercrombie & Fitch Co.	35	2022 2Q Form 10-Q

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
The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies, which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.4 million for each of the thirteen weeks ended July 30, 2022 and July 31, 2021, respectively and $0.7 million for each of the twenty-six weeks ended July 30, 2022 and July 31, 2021, which are recorded in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Rabbi Trust assets were included in other assets on the Condensed Consolidated Balance Sheets as of July 30, 2022 and January 29, 2022 and are restricted in their use as noted above.

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

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. Such a hypothetical devaluation would decrease derivative contract fair values by approximately $5.9 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair values would be expected to be largely offset by the net change in fair values of the underlying hedged items. Refer to Note 12, “DERIVATIVE INSTRUMENTS,” for the fair value of any outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of July 30, 2022 and January 29, 2022.

Abercrombie & Fitch Co.	36	2022 2Q Form 10-Q

Item 4. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

A&F maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports that A&F files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to A&F’s management, including A&F’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Executive Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended July 30, 2022. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Executive Vice President and Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of July 30, 2022.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 30, 2022 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

Abercrombie & Fitch Co.	37	2022 2Q Form 10-Q

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

Item 1A. Risk Factors

The Company’s risk factors as of July 30, 2022 have not changed materially from those disclosed in Part I, “Item 1A. Risk Factors” of the Fiscal 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the second quarter of Fiscal 2022 that were not registered under the Securities Act of 1933, as amended.

The following table provides information regarding the purchase of shares of Common Stock made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during each fiscal month of the thirteen weeks ended July 30, 2022:

Period (fiscal month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (2)(3)
May 1, 2022 through May 28, 2022	1,968	$32.94	—	$257,959,401
May 29, 2022 through July 2, 2022	400,195	18.85	400,000	250,418,381
July 3, 2021 through July 30, 2022	600,663	17.06	600,000	240,184,764
Total	1,002,826	17.77	1,000,000	240,184,764
(1)An aggregate of 2,826 shares of Common Stock purchased during the thirteen weeks ended July 30, 2022 were withheld for tax payments due upon the vesting of employee restricted stock units and the exercise of employee stock appreciation rights.
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

Abercrombie & Fitch Co.	38	2022 2Q Form 10-Q

Item 6. Exhibits

Exhibit	Document
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

10.1
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates (as amended on June 8, 2022), incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K filed on June 9, 2022 (File No. 001-12107)

31.1
Certifications by Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certifications by Executive Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certifications by Chief Executive Officer (who serves as Principal Executive Officer) and Executive Vice President and Chief Financial Officer (who serves as Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).*

*     Filed herewith.
**    Furnished herewith.

Abercrombie & Fitch Co.	39	2022 2Q Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abercrombie & Fitch Co.

Date: September 7, 2022	By:	/s/ Scott D. Lipesky
Scott D. Lipesky
Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)

Abercrombie & Fitch Co.	40	2022 2Q Form 10-Q