Form 10-Q
period 2022-10-29
ABERCROMBIE & FITCH CO /DE/
filed 2022-12-06
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Shares outstanding as of December 2, 2022
$0.01 Par Value	49,001,742

Abercrombie & Fitch Co.	2	2022 3Q Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$880,084	$905,160	$2,497,937	$2,551,415
Cost of sales, exclusive of depreciation and amortization	359,268	328,916	1,061,684	916,552
Gross profit	520,816	576,244	1,436,253	1,634,863
Stores and distribution expense	367,333	351,815	1,045,667	993,170
Marketing, general and administrative expense	133,201	146,269	379,518	391,129
Asset impairment	3,744	6,749	9,336	10,199
Other operating income, net	(1,005)	(1,320)	(3,894)	(4,586)
Operating income	17,543	72,731	5,626	244,951
Interest expense, net	7,295	7,270	21,519	27,151
Income (loss) before income taxes	10,248	65,461	(15,893)	217,800
Income tax expense	10,966	16,383	14,413	15,560
Net (loss) income	(718)	49,078	(30,306)	202,240
Less: Net income attributable to noncontrolling interests	1,496	1,845	5,211	4,739
Net (loss) income attributable to A&F	$(2,214)	$47,233	$(35,517)	$197,501

Net (loss) income per share attributable to A&F
Basic	$(0.04)	$0.80	$(0.70)	$3.24
Diluted	$(0.04)	$0.77	$(0.70)	$3.10

Weighted-average shares outstanding
Basic	49,486	58,796	50,673	60,879
Diluted	49,486	61,465	50,673	63,770

Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax	$(11,021)	$(5,629)	$(26,338)	$(8,889)
Derivative financial instruments, net of tax	(1,206)	4,416	(1,223)	9,718
Other comprehensive (loss) income	(12,227)	(1,213)	(27,561)	829
Comprehensive (loss) income	(12,945)	47,865	(57,867)	203,069
Less: Comprehensive income attributable to noncontrolling interests	1,496	1,845	5,211	4,739
Comprehensive (loss) income attributable to A&F	$(14,441)	$46,020	$(63,078)	$198,330
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	3	2022 3Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Balance Sheets
(Thousands, except par value amounts)
(Unaudited)

	October 29, 2022	January 29, 2022
Assets
Current assets:
Cash and equivalents	$257,332	$823,139
Receivables	108,468	69,102
Inventories	741,963	525,864
Other current assets	112,602	89,654
Total current assets	1,220,365	1,507,759
Property and equipment, net	542,138	508,336
Operating lease right-of-use assets	713,166	698,231
Other assets	218,325	225,165
Total assets	$2,693,994	$2,939,491
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$322,128	$374,829
Accrued expenses	378,366	395,815
Short-term portion of operating lease liabilities	211,304	222,823
Income taxes payable	23,694	21,773
Total current liabilities	935,492	1,015,240
Long-term liabilities:
Long-term portion of operating lease liabilities	708,512	697,264
Long-term borrowings, net	296,532	303,574
Other liabilities	97,393	86,089
Total long-term liabilities	1,102,437	1,086,927
Stockholders’ equity
Class A Common Stock: $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	411,041	413,190
Retained earnings	2,330,730	2,386,156
Accumulated other comprehensive loss, net of tax (“AOCL”)	(142,267)	(114,706)
Treasury stock, at average cost: 54,300 and 50,315 shares as of October 29, 2022 and January 29, 2022, respectively	(1,954,306)	(1,859,583)
Total Abercrombie & Fitch Co. stockholders’ equity	646,231	826,090
Noncontrolling interests	9,834	11,234
Total stockholders’ equity	656,065	837,324
Total liabilities and stockholders’ equity	$2,693,994	$2,939,491

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	4	2022 3Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended October 29, 2022
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, July 30, 2022	49,471	$1,033	$405,127	$11,139	$2,333,867	$(130,040)	53,829	$(1,948,199)	$672,927
Net income (loss)	—	—	—	1,496	(2,214)	—	—	—	(718)
Purchase of Common Stock	(510)	—	—	—	—	—	510	(8,000)	(8,000)
Share-based compensation issuances and exercises	39	—	(1,396)	—	(923)	—	(39)	1,893	(426)
Share-based compensation expense	—	—	7,310	—	—	—	—	—	7,310
Derivative financial instruments, net of tax	—	—	—	—	—	(1,206)	—	—	(1,206)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(11,021)	—	—	(11,021)
Distributions to noncontrolling interests, net	—	—	—	(2,801)	—	—	—	—	(2,801)
Ending balance at October 29, 2022	49,000	$1,033	$411,041	$9,834	$2,330,730	$(142,267)	54,300	$(1,954,306)	$656,065

	Thirteen Weeks Ended October 30, 2021
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, July 31, 2021	59,691	$1,033	$399,891	$10,367	$2,275,009	$(100,265)	43,609	$(1,619,102)	$966,933
Net income	—	—	—	1,845	47,233	—	—	—	49,078
Purchase of Common Stock	(2,692)	—	—	—			2,692	(100,000)	(100,000)
Share-based compensation issuances and exercises	38	—	(918)	—	(1,442)	—	(38)	1,376	(984)
Share-based compensation expense	—	—	7,332	—	—	—	—	—	7,332
Derivative financial instruments, net of tax	—	—	—	—	—	4,416	—	—	4,416
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(5,629)	—	—	(5,629)
Distributions to noncontrolling interests, net	—	—	—	(2,817)	—	—	—	—	(2,817)
Ending balance at October 30, 2021	57,037	$1,033	$406,305	$9,395	$2,320,800	$(101,478)	46,263	$(1,717,726)	$918,329

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	5	2022 3Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Thirty-Nine Weeks Ended October 29, 2022
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, January 29, 2022	52,985	$1,033	$413,190	$11,234	$2,386,156	$(114,706)	50,315	$(1,859,583)	$837,324
Net income (loss)	—	—	—	5,211	(35,517)	—	—	—	(30,306)
Purchase of Common Stock	(4,770)	—	—	—	—	—	4,770	(125,775)	(125,775)
Share-based compensation issuances and exercises	785	—	(25,575)	—	(19,909)	—	(785)	31,052	(14,432)
Share-based compensation expense	—	—	23,426	—	—	—	—	—	23,426
Derivative financial instruments, net of tax	—	—	—	—	—	(1,223)	—	—	(1,223)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(26,338)	—	—	(26,338)
Distributions to noncontrolling interests, net	—	—	—	(6,611)	—	—	—	—	(6,611)
Ending balance at October 29, 2022	49,000	$1,033	$411,041	$9,834	$2,330,730	$(142,267)	54,300	$(1,954,306)	$656,065

	Thirty-Nine Weeks Ended October 30, 2021
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, January 30, 2021	62,399	$1,033	$401,283	$12,684	$2,149,470	$(102,307)	40,901	$(1,512,851)	$949,312
Net income	—	—	—	4,739	197,501	—	—	—	202,240
Purchase of Common Stock	(6,143)	—	—	—			6,143	(235,249)	(235,249)
Share-based compensation issuances and exercises	781	—	(17,247)	—	(26,171)	—	(781)	30,374	(13,044)
Share-based compensation expense	—	—	22,269	—	—	—	—	—	22,269
Derivative financial instruments, net of tax	—	—	—	—	—	9,718	—	—	9,718
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(8,889)	—	—	(8,889)
Distributions to noncontrolling interests, net	—	—	—	(8,028)	—	—	—	—	(8,028)
Ending balance at October 30, 2021	57,037	$1,033	$406,305	$9,395	$2,320,800	$(101,478)	46,263	$(1,717,726)	$918,329

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	6	2022 3Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Cash Flows
(Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended

	October 29, 2022	October 30, 2021
Operating activities
Net (loss) income	$(30,306)	$202,240
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	98,393	107,787
Asset impairment	9,336	10,199
(Gain) loss on disposal	(198)	3,500
Benefit for deferred income taxes	(9,585)	(32,931)
Share-based compensation	23,426	22,269
(Gain) loss on extinguishment of debt	(52)	5,347
Changes in assets and liabilities:
Inventories	(221,414)	(140,393)
Accounts payable and accrued expenses	(87,463)	81,793
Operating lease right-of-use assets and liabilities	(8,364)	(105,046)
Income taxes	281	15,061
Other assets	(91,432)	(34,884)
Other liabilities	16,184	(3,655)
Net cash (used for) provided by operating activities	(301,194)	131,287
Investing activities
Purchases of property and equipment	(120,282)	(62,223)
Proceeds from the sale of property and equipment	11,891	—
Withdrawal of funds from Rabbi Trust assets	12,000	—
Net cash used for investing activities	(96,391)	(62,223)
Financing activities
Purchase of senior secured notes	(7,862)	(46,969)
Payment of debt issuance or modification costs and fees	(181)	(2,016)
Purchases of Common Stock	(125,775)	(235,249)
Other financing activities	(21,088)	(20,124)
Net cash used for financing activities	(154,906)	(304,358)
Effect of foreign currency exchange rates on cash	(14,871)	(8,560)
Net decrease in cash and equivalents, and restricted cash and equivalents	(567,362)	(243,854)
Cash and equivalents, and restricted cash and equivalents, beginning of period	834,368	1,124,157
Cash and equivalents, and restricted cash and equivalents, end of period	$267,006	$880,303
Supplemental information related to non-cash activities
Purchases of property and equipment not yet paid at end of period	$64,477	$31,561
Operating lease right-of-use assets additions, net of terminations, impairments and other reductions	196,003	26,473
Supplemental information related to cash activities
Cash paid for interest	13,574	14,950
Cash paid for income taxes	26,213	39,081
Cash received from income tax refunds	249	1,240
Cash paid for amounts included in measurement of operating lease liabilities, net of abatements	210,394	312,854

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	7	2022 3Q Form 10-Q

Abercrombie & Fitch Co.
Index for Notes to Condensed Consolidated Financial Statements (Unaudited)

Abercrombie & Fitch Co.	8	2022 3Q Form 10-Q

Abercrombie & Fitch Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. NATURE OF BUSINESS

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a global, digitally-led omnichannel retailer. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids, which are sold primarily through its digital channels and Company-owned stores, as well as through various third-party arrangements. The Company’s two brand-based operating segments are Hollister, which includes the Company’s Hollister, Gilly Hicks, and Social Tourist brands, and Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. These five brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style. The Company operates primarily in North America, Europe, and Asia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying Condensed Consolidated Financial Statements include historical financial statements of, and transactions applicable to, the Company and reflect its financial position, results of operations and cash flows.

The Company has interests in an Emirati business venture and in a Kuwaiti business venture with Majid al Futtaim Fashion L.L.C. (“MAF”) and in a United States of America (the “U.S.”) business venture with Dixar L.L.C. (“Dixar”), each of which meets the definition of a variable interest entity (“VIE”). The purpose of the business ventures with MAF is to operate stores in the United Arab Emirates and Kuwait and the purpose of the business venture with Dixar is to hold the intellectual property related to the Social Tourist brand. The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the operating results, assets and liabilities of these VIEs, with the noncontrolling interests’ (“NCI”) portions of net (loss) income presented as net income attributable to NCI on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income and the NCI portion of stockholders’ equity presented as NCI on the Condensed Consolidated Balance Sheets.

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

Interim financial statements

The Condensed Consolidated Financial Statements as of October 29, 2022, and for the thirteen and thirty-nine week periods ended October 29, 2022 and October 30, 2021, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements. Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2021 filed with the SEC on March 28, 2022 (the “Fiscal 2021 Form 10-K”). The January 29, 2022 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”).

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

Abercrombie & Fitch Co.	9	2022 3Q Form 10-Q

Use of estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved with estimates, actual results may differ. Additionally, these estimates and assumptions may change as a result of the impact of global economic conditions such as the uncertainty regarding a slowing economy, rising interest rates, continued inflation, fluctuation in foreign exchange rates, the coronavirus ("COVID-19") pandemic, and the ongoing conflict in Ukraine and result in material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Condensed Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

(in thousands)	Location	October 29, 2022	January 29, 2022	October 30, 2021	January 30, 2021
Cash and equivalents	Cash and equivalents	$257,332	$823,139	$865,622	$1,104,862
Long-term restricted cash and equivalents	Other assets	9,674	11,229	11,401	14,814
Short-term restricted cash and equivalents	Other current assets	—	—	3,280	4,481
Cash and equivalents and restricted cash and equivalents		$267,006	$834,368	$880,303	$1,124,157

3. REVENUE RECOGNITION

Disaggregation of revenue

All revenues are recognized in net sales in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. For information regarding the disaggregation of revenue, refer to Note 14, “SEGMENT REPORTING.”

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of October 29, 2022, January 29, 2022 and October 30, 2021:

(in thousands)	October 29, 2022	January 29, 2022	October 30, 2021
Gift card liability	$35,016	$36,984	$30,815
Loyalty programs liability	22,930	22,757	21,964

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Revenue associated with gift card redemptions and gift card breakage	$21,194	$17,801	$66,847	$51,310
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	11,767	12,075	32,578	31,525

Abercrombie & Fitch Co.	10	2022 3Q Form 10-Q

4. NET (LOSS) INCOME PER SHARE

Net (loss) income per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of Class A Common Stock (“Common Stock”). Additional information pertaining to net (loss) income per share attributable to A&F follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Weighted-average treasury shares	(53,814)	(44,504)	(52,627)	(42,421)
Weighted-average — basic shares	49,486	58,796	50,673	60,879
Dilutive effect of share-based compensation awards	—	2,669	—	2,891
Weighted-average — diluted shares	49,486	61,465	50,673	63,770
Anti-dilutive shares (1)	4,199	1,228	4,285	1,212
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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets measured at fair value on a recurring basis, as of October 29, 2022 and January 29, 2022, were as follows:

	Assets and Liabilities at Fair Value as of October 29, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$51,722	$—	$—	$51,722
Derivative instruments (2)	—	3,802	—	3,802
Rabbi Trust assets (3)	1	51,347	—	51,348
Restricted cash equivalents (1)	1,544	5,150	—	6,694
Total assets	$53,267	$60,299	$—	$113,566

Liabilities:
Derivative instruments (2)	$—	$10	$—	$10
Total liabilities	$—	$10	$—	$10

	Assets at Fair Value as of January 29, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$49,309	$11,643	$—	$60,952
Derivative instruments (2)	—	4,973	—	4,973
Rabbi Trust assets (3)	1	62,272	—	62,273
Restricted cash equivalents (1)	5,391	2,326	—	7,717
Total assets	$54,701	$81,214	$—	$135,915

(1)    Level 1 assets consisted of investments in money market funds and U.S. treasury bills. Level 2 assets consisted of time deposits.
(2)    Level 2 assets consisted primarily of foreign currency exchange forward contracts.
(3)    Level 1 assets consisted of investments in money market funds. Level 2 assets consisted of trust-owned life insurance policies.

Abercrombie & Fitch Co.	11	2022 3Q Form 10-Q

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

Fair value of long-term borrowings

The Company’s borrowings under its senior secured notes, which have a fixed 8.75% interest rate and mature on July 15, 2025 (the “Senior Secured Notes”) are carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. The carrying amount and fair value of the Company’s long-term gross borrowings were as follows:

(in thousands)	October 29, 2022	January 29, 2022
Gross borrowings outstanding, carrying amount	$299,730	$307,730
Gross borrowings outstanding, fair value	283,245	327,732

6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

(in thousands)	October 29, 2022	January 29, 2022
Property and equipment, at cost	$2,502,008	$2,453,493
Less: Accumulated depreciation and amortization	(1,959,870)	(1,945,157)
Property and equipment, net	$542,138	$508,336
Refer to Note 8, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021.

7. LEASES

The Company is a party to leases related to its Company-operated retail stores as well as for certain of its distribution centers, office space, information technology and equipment.

The following table provides a summary of the Company’s operating lease costs for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Single lease cost (1)	$63,263	$66,969	$182,796	$207,046
Variable lease cost (2)	40,681	26,409	106,359	68,875
Operating lease right-of-use asset impairment (3)	1,205	5,512	4,693	8,216
Sublease income (4)	(908)	(1,068)	(2,869)	(3,256)
Total operating lease cost	$104,241	$97,822	$290,979	$280,881
(1)Included amortization and interest expense associated with operating lease right-of-use assets and the impact from remeasurement of operating lease liabilities.
(2)Includes variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs, as well as the benefit of $0.8 million and $3.3 million of rent abatements during the thirteen and thirty-nine weeks ended October 29, 2022, respectively, related to the effects of the COVID-19 pandemic that resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract. The benefit related to rent abatements recognized during the thirteen and thirty-nine weeks ended October 30, 2021 was $1.7 million and $14.6 million respectively.
(3)Refer to Note 8, “ASSET IMPAIRMENT,” for details related to operating lease right-of-use asset impairment charges.
(4)The terms of the sublease agreement entered into by the Company with a third party during Fiscal 2020 related to one of its previous flagship store locations have not changed materially from that disclosed in Note 8, “LEASES,” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of the Fiscal 2021 Form 10-K. Sublease income is recognized in other operating income, net on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company had minimum commitments related to operating lease contracts that have not yet commenced, primarily for its Company-operated retail stores, of approximately $31.5 million as of October 29, 2022.

Abercrombie & Fitch Co.	12	2022 3Q Form 10-Q

8. ASSET IMPAIRMENT

Asset impairment charges for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Operating lease right-of-use asset impairment	$1,205	$5,512	$4,693	$8,216
Property and equipment asset impairment (1)	2,539	1,237	4,643	1,983
Total asset impairment	$3,744	$6,749	$9,336	$10,199
(1) Amounts include $0.6 million of store asset impairment and $1.9 million other asset impairment for the thirteen weeks ended October 29, 2022 and
$2.7 million of store asset impairment and $1.9 million other asset impairment for the thirty-nine weeks ended October 29, 2022. Amounts for the thirteen and thirty-nine weeks ended October 30, 2021 only include store asset impairment.

Asset impairment charges for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 related to certain of the Company’s assets including stores across brands, geographies and store formats and other assets. The store impairment charges for the thirty-nine weeks ended October 29, 2022 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $38.7 million, including $37.8 million related to operating lease right-of-use assets. The impairment charges for the thirty-nine weeks ended October 30, 2021 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $19.5 million, including $17.0 million related to operating lease right-of-use assets.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was enacted into law. The Company does not currently expect that the Inflation Reduction Act will have a material impact on its income taxes.

Impact of valuation allowances and other tax charges

During the thirteen and thirty-nine weeks ended October 29, 2022, the Company did not recognize income tax benefits on $30.0 million and $69.7 million, respectively, of pretax losses, primarily in Switzerland, resulting in adverse tax impacts of $5.6 million and $12.8 million, respectively.

As of October 29, 2022, there were approximately $11.2 million of net deferred tax assets in China. The realization of these net deferred tax assets is dependent upon the future generation of sufficient taxable profits in China. During the thirty-nine weeks ended October 29, 2022, the company recorded a $0.2 million valuation allowance on net operating losses currently not projected to be utilized in future years. While the Company believes that the remaining net deferred tax assets are more-likely-than-not to be realized, it is not a certainty, as the Company continues to evaluate and respond to certain situations, such as the COVID-19 pandemic. The Company is closely monitoring its operations in China. Should circumstances change, the net deferred tax assets may become subject to additional valuation allowances in the future. Additional valuation allowances would result in additional tax expense.

During the thirteen weeks ended October 30, 2021, the Company recognized $3.5 million of tax benefits due to the expected utilization of deferred tax assets against projected pre-tax income for the full fiscal year, primarily in the U.S. and Germany, based on information available, on which a valuation allowance had previously been established.

During the thirty-nine weeks ended October 30, 2021, the Company recognized $23.4 million of discrete tax benefits due to the release of valuation allowances, primarily in the U.S. and Germany, and a discrete tax benefit of $3.9 million due to a rate change in the U.K. The Company also recognized $13.6 million of tax benefits due to the expected utilization of deferred tax assets against projected pre-tax income for the full fiscal year, primarily in the U.S. and Germany, based on information available, on which a valuation allowance had previously been established.

The Company continues to maintain valuation allowances in certain jurisdictions, principally Switzerland and Japan.

Abercrombie & Fitch Co.	13	2022 3Q Form 10-Q

Share-based compensation

Refer to Note 11, “SHARE-BASED COMPENSATION,” for details on income tax benefits and charges related to share-based compensation awards during the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021.

10. BORROWINGS

Details on the Company’s long-term borrowings, net, as of October 29, 2022 and January 29, 2022 are as follows:

(in thousands)	October 29, 2022	January 29, 2022
Long-term portion of borrowings, gross at carrying amount	$299,730	$307,730
Unamortized fees	(3,198)	(4,156)
Long-term borrowings, net	$296,532	$303,574

Senior Secured Notes

During the thirteen weeks ended October 29, 2022, Abercrombie & Fitch Management Co.(“A&F Management”), a wholly-owned indirect subsidiary of A&F, purchased $8.0 million of outstanding Senior Secured Notes and incurred a $0.1 million gain on extinguishment of debt, recognized in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

The terms of the Senior Secured Notes have remained unchanged from those disclosed in Note 13, “BORROWINGS,” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of on the Fiscal 2021 Form 10-K.

ABL Facility

The terms of the Company’s senior secured revolving credit facility of up to $400.0 million (the “ABL Facility”) have remained unchanged from those disclosed in Note 13, “BORROWINGS,” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of the Fiscal 2021 Form 10-K.

The Company did not have any borrowings outstanding under the ABL Facility as of October 29, 2022 or as of January 29, 2022.

As of October 29, 2022, availability under the ABL Facility was $399.4 million, net of $0.6 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility, borrowing capacity available to the Company under the ABL Facility was $359.4 million as of October 29, 2022.

Representations, warranties and covenants

The agreements related to the Senior Secured Notes and the ABL Facility contain various representations, warranties and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of the Company and its subsidiaries to: grant or incur liens; incur, assume or guarantee additional indebtedness; sell or otherwise dispose of assets, including capital stock of subsidiaries; make investments in certain subsidiaries; pay dividends, make distributions or redeem or repurchase capital stock; change the nature of their business; and consolidate or merge with or into, or sell substantially all of the assets of the Company or A&F Management to another entity.

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

The Company was in compliance with all debt covenants under these agreements as of October 29, 2022.

Abercrombie & Fitch Co.	14	2022 3Q Form 10-Q

11. SHARE-BASED COMPENSATION

Financial statement impact

The following table details share-based compensation expense and the related income tax impacts for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Share-based compensation expense	$7,310	$7,332	$23,426	$22,269
Income tax benefit associated with share-based compensation expense recognized	635	806	2,615	2,492

The following table details discrete income tax benefits and charges related to share-based compensation awards during the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Income tax discrete (charges) benefits realized for tax deductions related to the issuance of shares	$(29)	$150	$1,970	$4,166
Income tax discrete (charges) benefits realized upon cancellation of stock appreciation rights	(10)	—	(213)	(3)
Total income tax discrete (charges) benefits related to share-based compensation awards	$(39)	$150	$1,757	$4,163

The following table details the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Employee tax withheld upon issuance of shares (1)	$426	$984	$14,432	$13,044
(1)    Classified within other financing activities on the Condensed Consolidated Statements of Cash Flows.

Restricted stock units

The following table summarizes activity for restricted stock units for the thirty-nine weeks ended October 29, 2022:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at January 29, 2022	2,532,240	$17.16	340,149	$27.08	680,184	$22.81
Granted	983,139	28.73	185,197	30.24	92,603	41.60
Adjustments for performance achievement	—	—	5,668	23.05	18,881	36.24
Vested	(927,346)	18.01	(194,465)	23.05	(113,284)	36.24
Forfeited	(136,982)	20.37	—	—	(16,247)	16.24
Unvested at October 29, 2022 (1)	2,451,051	$21.30	336,549	$31.08	662,137	$23.68
(1)    Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can be achieved at up to 200% of their target vesting amount.

The following table details unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units as of October 29, 2022:

(in thousands)	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost	$39,040	$—	$15,602
Remaining weighted-average period cost is expected to be recognized (years)	1.3	0.0	0.9

Abercrombie & Fitch Co.	15	2022 3Q Form 10-Q

Additional information pertaining to restricted stock units for the thirty-nine weeks ended October 29, 2022 and October 30, 2021 follows:

(in thousands)	October 29, 2022	October 30, 2021
Service-based restricted stock units:
Total grant date fair value of awards granted	$28,246	$23,760
Total grant date fair value of awards vested	16,702	13,232

Performance-based restricted stock units:
Total grant date fair value of awards granted	5,600	5,059
Total grant date fair value of awards vested	4,482	—

Market-based restricted stock units:
Total grant date fair value of awards granted	3,852	4,492
Total grant date fair value of awards vested	4,105	3,390

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the thirty-nine weeks ended October 29, 2022 and October 30, 2021 were as follows:

	October 29, 2022	October 30, 2021
Grant date market price	$30.24	$36.15
Fair value	41.60	56.99

Price volatility	66%	65%
Expected term (years)	2.8	2.5
Risk-free interest rate	2.5%	0.3%
Dividend yield	—	—
Average volatility of peer companies	72.3	76.0
Average correlation coefficient of peer companies	0.5150	0.5130

Stock appreciation rights

The following table summarizes stock appreciation rights activity for the thirty-nine weeks ended October 29, 2022:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (years)
Outstanding at January 29, 2022	236,139	$32.55
Forfeited or expired	(37,800)	48.72
Outstanding at October 29, 2022	198,339	$29.47	$—	1.9
Stock appreciation rights exercisable at October 29, 2022	198,339	$29.47	$—	1.9

No stock appreciation rights were exercised during the thirty-nine weeks ended October 29, 2022 or October 30, 2021.

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

Abercrombie & Fitch Co.	16	2022 3Q Form 10-Q

of twelve months. The sale of the inventory to the Company’s customers will result in the reclassification of related derivative gains and losses that are reported in AOCL into earnings.

The Company also uses foreign currency exchange forward contracts to hedge certain foreign-currency-denominated net monetary assets/liabilities. Examples of monetary assets/liabilities include cash balances, receivables and payables. Fluctuations in foreign currency exchange rates result in transaction gains or losses being recorded in earnings, as GAAP requires that monetary assets/liabilities be remeasured at the spot exchange rate at quarter-end and upon settlement. The Company has chosen not to apply hedge accounting to these instruments because there are no anticipated differences in the timing of gain or loss recognition on the hedging instruments and the hedged items.

As of October 29, 2022, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory transactions, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount (1)
Euro	$50,728
British pound	58,382
Canadian dollar	2,232
Japanese yen	2,254
(1)    Amounts reported are the U.S. Dollar notional amounts outstanding as of October 29, 2022.

The fair value of derivative instruments is valued using quoted market prices of the same or similar instruments, adjusted for counterparty risk. The location and amounts of derivative fair values of foreign currency exchange forward contracts on the Condensed Consolidated Balance Sheets as of October 29, 2022 and January 29, 2022 were as follows:

(in thousands)	Location	October 29, 2022	January 29, 2022	Location	October 29, 2022	January 29, 2022
Derivatives designated as cash flow hedging instruments	Other current assets	$3,802	$4,973	Accrued expenses	$10	$—
Derivatives not designated as hedging instruments	Other current assets	—	—	Accrued expenses	—	—
Total		$3,802	$4,973		$10	$—

Information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Gain recognized in AOCL (1)	$2,723	$4,589	$10,447	$6,818
Gain (loss) reclassified from AOCL to cost of sales, exclusive of depreciation and amortization (2)	3,909	141	$11,718	$(3,010)
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

Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Gain recognized in other operating income, net	$504	$487	$2,276	$324

Abercrombie & Fitch Co.	17	2022 3Q Form 10-Q

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

For the thirteen and thirty-nine weeks ended October 29, 2022, the activity in AOCL was as follows:

	Thirteen Weeks Ended October 29, 2022
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at July 30, 2022	$(136,006)	$5,966	$(130,040)
Other comprehensive (loss) income before reclassifications	(11,021)	2,723	(8,298)
Reclassified gain from AOCL (1)	—	(3,909)	(3,909)
Tax effect	—	(20)	(20)
Other comprehensive loss after reclassifications	(11,021)	(1,206)	(12,227)
Ending balance at October 29, 2022	$(147,027)	$4,760	$(142,267)

	Thirty-Nine Weeks Ended October 29, 2022
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 29, 2022	$(120,689)	$5,983	$(114,706)
Other comprehensive (loss) income before reclassifications	(26,338)	10,447	(15,891)
Reclassified gain from AOCL (1)	—	(11,718)	(11,718)
Tax effect	—	48	48
Other comprehensive loss after reclassifications	(26,338)	(1,223)	(27,561)
Ending balance at October 29, 2022	$(147,027)	$4,760	$(142,267)

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

Abercrombie & Fitch Co.	18	2022 3Q Form 10-Q

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

The Company’s net sales by operating segment for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Hollister	$457,752	$522,311	$1,323,492	$1,479,202
Abercrombie	422,332	382,849	1,174,445	1,072,213
Total	$880,084	$905,160	$2,497,937	$2,551,415

Net sales by geographic area are presented by attributing revenues to an individual country on the basis of the country in which the merchandise was sold for in-store purchases and on the basis of the shipping location provided by customers for digital and wholesale orders. The Company’s net sales by geographic area for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
U.S.	$674,555	$654,858	$1,837,760	$1,810,471
EMEA (1)	139,826	179,156	470,575	528,998
APAC (2)	28,293	38,215	85,968	125,489
Other (3)	37,410	32,931	103,634	86,457
International	$205,529	$250,302	$660,177	$740,944
Total	$880,084	$905,160	$2,497,937	$2,551,415
(1)    Europe, Middle East and Africa (“EMEA”).
(2)    Asia-Pacific Region (“APAC”).
(3) Other includes all sales that do not fall within the United States, EMEA, or APAC regions, which are derived primarily in Canada.

Abercrombie & Fitch Co.	19	2022 3Q Form 10-Q

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by the Company, its management or spokespeople involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “should,” “are confident,” “will,” “could,” “outlook,” and similar expressions may identify forward-looking statements. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. Factors that could cause results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to, the risks described or referenced in Part I, Item 1A. “Risk Factors,” in the Company’s Fiscal 2021 Form 10-K and otherwise in our reports and filings with the SEC, as well as the following:
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
•risks and uncertainty related to the ongoing COVID-19 pandemic, including lockdowns in China, and any other adverse public health developments;
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
•risks related to our ability to execute on our global store network optimization initiative, and the strategic goals outlined in our Always Forward Plan;
•risks related to our international growth strategy;
•risks related to cyber security threats and privacy or data security breaches or the potential loss or disruption of our information systems;
•risks associated with climate change and other corporate responsibility issues; and
•uncertainties related to future legislation, regulatory reform, policy changes, or interpretive guidance on existing legislation.

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

Abercrombie & Fitch Co.	20	2022 3Q Form 10-Q

INTRODUCTION

MD&A is provided as a supplement to the accompanying Condensed Consolidated Financial Statements and notes thereto to help provide an understanding of the Company’s results of operations, financial condition, and liquidity. MD&A is organized as follows:

•Overview. A general description of the Company’s business and certain segment information.
•Current Trends and Outlook. A discussion related to certain of the Company’s focus areas for the current fiscal year and discussion of certain risks and challenges as well as a summary of the Company’s performance for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021.
•Results of Operations. An analysis of certain components of the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021.
•Liquidity and Capital Resources. A discussion of the Company’s financial condition, changes in financial condition and liquidity as of October 29, 2022, which includes (i) an analysis of financial condition as compared to January 29, 2022; (ii) an analysis of changes in cash flows for the thirty-nine weeks ended October 29, 2022, as compared to the thirty-nine weeks ended October 30, 2021; and (iii) an analysis of liquidity, including availability under the Company’s credit facility, the Company’s share repurchase program, and outstanding debt and covenant compliance.
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

Abercrombie & Fitch Co.	21	2022 3Q Form 10-Q

OVERVIEW

Business summary

The Company is a global, digitally-led omnichannel retailer. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids, which are sold primarily through its digital channels and Company-owned stores, as well as through various third-party arrangements. The Company’s two brand-based operating segments are Hollister, which includes the Company’s Hollister, Gilly Hicks, and Social Tourist brands, and Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. These five brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style. The Company operates primarily in North America, Europe, and Asia.

The Company’s fiscal year ends on the Saturday closest to January 31. All references herein to the Company’s fiscal years are as follows:

Fiscal year	Year ended/ ending	Number of weeks
Fiscal 2021	January 29, 2022	52
Fiscal 2022	January 28, 2023	52
Fiscal 2023	February 3, 2024	53

Seasonality

Due to the seasonal nature of the retail apparel industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year and the Company could have significant fluctuations in certain asset and liability accounts. The Company historically experiences its greatest sales activity during the fall season and the third and fourth fiscal quarters, due to back-to-school and holiday sales periods, respectively.

CURRENT TRENDS AND OUTLOOK

Focus areas for Fiscal 2022

During the second quarter of Fiscal 2022, the Company announced its Always Forward Plan, which outlines the Company’s long-term strategic goals. The Always Forward Plan is anchored on three strategic growth principles, which are to:
•Execute focused brand growth plans;
•Accelerate an enterprise-wide digital revolution; and
•Operate with financial discipline.

The following focus areas for Fiscal 2022 serve as a framework for the Company achieving sustainable growth and progressing toward the Always Forward Plan:
•Execute brand growth plans, primarily focused on continuing momentum at Abercrombie & Fitch and delivering standalone store experiences at Gilly Hicks;
•Accelerate digital and technology investments in systems and people to increase flexibility, modernize foundational systems and improve the customer experience;
•Operate with a more flexible cost structure, and seek expense efficiencies while protecting investments in digital, technology and store growth to fund our strategic principles;
•Take a data-driven approach to store expansion in under penetrated markets
•Optimize our global distribution network to increase capacity and improve delivery speed to customers; and
•Integrate environmental, social and governance (“ESG”) practices and standards throughout the Company.

Supply chain disruptions, impact of inflation and COVID-19

During the latter half of Fiscal 2021, the Company increased its air freight usage in response to inventory delays imposed by temporary factory closures in Vietnam. This disruption and the associated increased costs adversely impacted the Company during the latter half of Fiscal 2021 and through year-to-date Fiscal 2022. The Company expects freight costs to stabilize compared with the elevated air freight rates and usage in 2021. However, the Company may continue to experience inflationary pressures affecting the Company’s transit and other costs through at least the balance of Fiscal 2022.

In order to mitigate supply chain constraints and higher freight rates, the Company took certain mitigating actions in early Fiscal 2022 that included scheduling earlier inventory receipts to allow for longer lead times, expanding its number of freight vendors, and reducing air freight usage where appropriate. The Company continues to take certain mitigating actions however, responses to supply chain constraints, and/or transportation delays may not be adequate to offset the impact of these headwinds.

The Company has also experienced historic inflationary pressures with respect to labor, cotton and other raw materials and other costs. Inflation can have a long-term impact on the Company because increasing costs may impact the ability to maintain

Abercrombie & Fitch Co.	22	2022 3Q Form 10-Q

satisfactory margins. The Company may be unsuccessful in passing these increased costs on to the customer through higher ticket prices. Furthermore, increases in inflation may not be matched by growth in consumer income, which also could have a negative impact on discretionary spending. In periods of perceived unfavorable conditions, consumers may reallocate available discretionary spending, which may adversely impact demand for our products.

The ongoing COVID-19 pandemic remains volatile with continued uncertainty regarding its impact on the global economy. The Company has experienced various adverse impacts of the pandemic, including supply chain disruptions, inflationary pressures including higher freight and labor costs, labor shortages, weak store traffic and temporary store closures. Despite the introduction of COVID-19 vaccines, the pandemic continues to evolve, with resurgences and outbreaks occurring in various parts of the world, including those resulting from variants of the virus. While trends in the severity of new cases of COVID-19 in the U.S. have improved throughout Fiscal 2022 to date, increased caseloads in certain global regions have resulted in factory re-closures, most notably, in the APAC region in conjunction with strict lockdowns and zero-tolerance policy shutdowns in China.

The adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time. The Company will continue to assess the pandemic’s impact on its operations and financial condition, and will respond as appropriate.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act was signed into law, with tax provisions primarily focused on implementing a 15% corporate minimum tax on global adjusted financial statement income, expected to become applicable to the Company beginning in Fiscal 2023, and a 1% excise tax on share repurchases in tax years beginning after December 31, 2022. The Company does not currently expect that the Inflation Reduction Act will have a material impact on its income taxes.

Global Store Network Optimization

The Company has a goal of repositioning from larger format locations, such as, tourist dependent and flagship locations, to smaller, omni-enabled stores that cater to local customers. The Company continues to use data to inform its focus on aligning store square footage with digital penetration, and during the year-to-date period of Fiscal 2022, the Company opened 31 new stores, while closing 9 stores. As part of this focus, the Company plans to open 60 new stores, while closing 30 stores, during Fiscal 2022, pending negotiations with our landlord partners.

Future closures could be completed through natural lease expirations, while certain other leases include early termination options that can be exercised under specific conditions. The Company may also elect to exit or modify other leases, and could incur charges related to these actions. Additional details related to store count and gross square footage follow:

	Hollister (1)		Abercrombie (2)		Total Company (3)
	U.S.	International	U.S.	International	U.S.	International	Total
Number of stores:
January 29, 2022	351	154	173	51	524	205	729
New	16	5	5	5	21	10	31
Permanently closed	—	(3)	(4)	(2)	(4)	(5)	(9)
October 29, 2022	367	156	174	54	541	210	751
Gross square footage (in thousands):
October 29, 2022	2,387	1,210	1,133	370	3,520	1,580	5,100
(1)Hollister includes the Company’s Hollister and Gilly Hicks brands. Locations with Gilly Hicks carveouts within Hollister stores are represented as a single store count. Excludes 10 international franchise stores as of October 29, 2022 and 9 international franchise stores as of January 29, 2022. Excludes 14 Company-operated temporary stores as of October 29, 2022 and 14 Company-operated temporary stores as of January 29, 2022.
(2)Abercrombie includes the Company's Abercrombie & Fitch and abercrombie kids brands. Locations with abercrombie kids carveouts within Abercrombie & Fitch stores are represented as a single store count. Excludes 19 international franchise stores as of October 29, 2022 and 14 international franchise stores as of January 29, 2022. Excludes 4 Company-operated temporary stores as of each of October 29, 2022 and 5 Company-operated temporary stores as of January 29, 2022.
(3)This store count excludes one international third-party operated multi-brand outlet store as of each of October 29, 2022 and January 29, 2022.

Impact of global events and uncertainty

As we are a global multi-brand omnichannel specialty retailer, with operations in North America, Europe and Asia, among other regions, management is mindful of macroeconomic risks, global challenges and the changing global geopolitical environment, including the on-going conflict in Ukraine, that could adversely impact certain areas of the business. As a result, management continues to monitor global events. The Company continues to assess the potential impacts these events and similar events may have on the business in future periods and continues to develop and update contingency plans to assist in mitigating potential impacts. It is possible that the Company’s preparations for such events are not adequate to mitigate their impact, and that these events could further adversely affect its business and results of operations.

Abercrombie & Fitch Co.	23	2022 3Q Form 10-Q

For a discussion of material risks that have the potential to cause our actual results to differ materially from our expectations, refer to the disclosures under the heading “Forward-looking Statements and Risk Factors” in “Item 1A. Risk Factors” on the Fiscal 2021 Form 10-K.

Summary of results
A summary of results for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 follows:

	GAAP		Non-GAAP (1)
(in thousands, except change in net sales, gross profit rate, operating income margin and per share amounts)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Thirteen Weeks Ended
Net sales	$880,084	$905,160
Change in net sales	(2.8)%	10.4%
Gross profit rate	59.2	63.7
Operating income	$17,543	$72,731	$21,287	$79,480
Operating income margin	2.0%	8.0%	2.4%	8.8%
Net (loss) income attributable to A&F	$(2,214)	$47,233	$554	$52,607
Net (loss) income per share attributable to A&F	(0.04)	0.77	0.01	0.86

Thirty-Nine Weeks Ended
Net sales	$2,497,937	$2,551,415
Change in net sales	(2.1)%	27.4%
Gross profit rate	57.5	64.1
Operating income	$5,626	$244,951	$14,962	$255,150
Operating income margin	0.2%	9.6%	0.6%	10.0%
Net (loss) income attributable to A&F	$(35,517)	$197,501	$(28,686)	$205,652
Net (loss) income per share attributable to A&F	(0.70)	3.10	(0.57)	3.22
(1)    Discussion as to why the Company believes that these non-GAAP financial measures are useful to investors and a reconciliation of the non-GAAP measures to the most directly comparable financial measure calculated and presented in accordance with GAAP are provided below under “NON-GAAP FINANCIAL MEASURES.”

Certain components of the Company’s Condensed Consolidated Balance Sheets as of October 29, 2022 and January 29, 2022 were as follows:

(in thousands)	October 29, 2022	January 29, 2022
Cash and equivalents	$257,332	$823,139
Gross long-term borrowings outstanding, carrying amount	299,730	307,730
Inventories	741,963	525,864

Certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods ended October 29, 2022 and October 30, 2021 were as follows:

(in thousands)	October 29, 2022	October 30, 2021
Net cash (used for) provided by operating activities	$(301,194)	$131,287
Net cash used for investing activities	(96,391)	(62,223)
Net cash used for financing activities	(154,906)	(304,358)

Abercrombie & Fitch Co.	24	2022 3Q Form 10-Q

RESULTS OF OPERATIONS

The estimated basis point (“BPS”) change disclosed throughout this Results of Operations section has been rounded based on the change in the percentage of net sales.

Net sales

The Company’s net sales by operating segment for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 were as follows:

	Thirteen Weeks Ended
(in thousands)	October 29, 2022	October 30, 2021	$ Change	% Change
Hollister (1)	$457,752	$522,311	$(64,559)	(12)%
Abercrombie (2)	422,332	382,849	39,483	10
Total	$880,084	$905,160	$(25,076)	(3)

	Thirty-Nine Weeks Ended
(in thousands)	October 29, 2022	October 30, 2021	$ Change	% Change
Hollister (1)	$1,323,492	$1,479,202	$(155,710)	(11)%
Abercrombie (2)	1,174,445	1,072,213	102,232	10
Total	$2,497,937	$2,551,415	$(53,478)	(2)
(1)    Includes Hollister, Gilly Hicks, and Social Tourist brands.
(2)    Includes Abercrombie & Fitch and abercrombie kids brands.

Net sales by geographic area are presented by attributing revenues to an individual country on the basis of the country in which the merchandise was sold for in-store purchases and the shipping location provided by customers for digital orders. The Company’s net sales by geographic area for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 were as follows:

	Thirteen Weeks Ended
(in thousands)	October 29, 2022	October 30, 2021	$ Change	% Change
U.S.	$674,555	$654,858	$19,697	3%
EMEA	139,826	179,156	(39,330)	(22)
APAC	28,293	38,215	(9,922)	(26)
Other (1)	37,410	32,931	4,479	14
International	$205,529	$250,302	$(44,773)	(18)
Total	$880,084	$905,160	$(25,076)	(3)

	Thirty-Nine Weeks Ended
(in thousands)	October 29, 2022	October 30, 2021	$ Change	% Change
U.S.	$1,837,760	$1,810,471	$27,289	2%
EMEA	470,575	528,998	(58,423)	(11)
APAC	85,968	125,489	(39,521)	(31)
Other (1)	103,634	86,457	17,177	20
International	$660,177	$740,944	$(80,767)	(11)
Total	2,497,937	2,551,415	(53,478)	(2)
(1)    Other includes all sales that do not fall within the United States, EMEA, or APAC regions, which are derived primarily in Canada

For the third quarter of Fiscal 2022, net sales decreased 3%, as compared to the third quarter of Fiscal 2021, primarily due to the adverse impact from changes in foreign currency exchange rates of approximately $27 million.

For the year-to-date period of Fiscal 2022, net sales decreased 2%, as compared to the year-to-date period of Fiscal 2021, primarily due to the adverse impact from changes in foreign currency exchange rates of approximately $59 million.

Abercrombie & Fitch Co.	25	2022 3Q Form 10-Q

Cost of sales, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	October 29, 2022		October 30, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$359,268	40.8%	$328,916	36.3%	450

	Thirty-Nine Weeks Ended
	October 29, 2022		October 30, 2021
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$1,061,684	42.5%	$916,552	35.9%	660

For the third quarter of Fiscal 2022, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 450 basis points, as compared to the third quarter of Fiscal 2021. The year-over-year increase was primarily driven by higher freight and raw material costs, which contributed 370 basis points to the increase, as well as 60 basis points from the adverse impact from changes in foreign currency exchange rates.

For the year-to-date period of Fiscal 2022, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 660 basis points, as compared to the year-to-date period of Fiscal 2021. The year-over-year increase was primarily attributable to elevated freight and raw material costs, as well as the adverse impact from changes in foreign currency exchange rates.

Gross profit, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	October 29, 2022		October 30, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Gross profit, exclusive of depreciation and amortization	$520,816	59.2%	$576,244	63.7%	(450)

	Thirty-Nine Weeks Ended
	October 29, 2022		October 30, 2021
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Gross profit, exclusive of depreciation and amortization	$1,436,253	57.5%	$1,634,863	64.1%	(660)

Stores and distribution expense

	Thirteen Weeks Ended
	October 29, 2022		October 30, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Stores and distribution expense	$367,333	41.7%	$351,815	38.9%	280

	Thirty-Nine Weeks Ended
	October 29, 2022		October 30, 2021
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Stores and distribution expense	$1,045,667	41.9%	$993,170	38.9%	300

For the third quarter of Fiscal 2022, stores and distribution expense increased 4%, as compared to the third quarter of Fiscal 2021. The $16 million increase was driven by increased digital shipping and handling costs as compared to the third quarter of Fiscal 2021.

For the year-to-date period of Fiscal 2022, stores and distribution expense increased 5%, the increase can primarily be attributed to increased digital shipping and handling costs as compared to the year-to-date period of Fiscal 2021.

Abercrombie & Fitch Co.	26	2022 3Q Form 10-Q

Marketing, general and administrative expense

	Thirteen Weeks Ended
	October 29, 2022		October 30, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Marketing, general and administrative expense	$133,201	15.1%	$146,269	16.2%	(110)

	Thirty-Nine Weeks Ended
	October 29, 2022		October 30, 2021
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Marketing, general and administrative expense	$379,518	15.2%	$391,129	15.3%	(10)

For the third quarter of Fiscal 2022, marketing, general and administrative expense, as a percentage of net sales, decreased 110 basis points as compared to the third quarter of Fiscal 2021, primarily driven by a reduction in marketing and advertising expenses, as well as lower incentive-based compensation as compared to the third quarter of Fiscal 2021.

For the year-to-date period of Fiscal 2022, marketing, general and administration expense, as a percentage of net sales, decreased 10 basis points as compared to the year-to-date period of Fiscal 2021, primarily due to a reduction in marketing and advertising expenses, as well as lower incentive-based compensation.

Asset impairment

	Thirteen Weeks Ended
	October 29, 2022		October 30, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Asset impairment	$3,744	0.4%	$6,749	0.7%	(30)
Excluded items:
Asset impairment charges (1)	(3,744)	(0.4)	(6,749)	(0.7)	30
Adjusted non-GAAP asset impairment	$—	—	$—	—	—

	Thirty-Nine Weeks Ended
	October 29, 2022		October 30, 2021
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Asset impairment	$9,336	0.4%	$10,199	0.4%	—
Excluded items:
Asset impairment charges (1)	(9,336)	(0.4)	(10,199)	(0.4)	—
Adjusted non-GAAP asset impairment	$—	—	$—	—	—
(1)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Refer to Note 8, “ASSET IMPAIRMENT.”

Abercrombie & Fitch Co.	27	2022 3Q Form 10-Q

Other operating income, net

	Thirteen Weeks Ended
	October 29, 2022		October 30, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Other operating income, net	$1,005	0.1%	$1,320	0.1%	—

	Thirty-Nine Weeks Ended
	October 29, 2022		October 30, 2021
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Other operating income, net	$3,894	0.2%	$4,586	0.2%	—

Operating income

	Thirteen Weeks Ended
	October 29, 2022		October 30, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Operating income	$17,543	2.0%	$72,731	8.0%	(600)
Excluded items:
Asset impairment charges (1)	3,744	0.4	6,749	0.7	(30)
Adjusted non-GAAP operating income	$21,287	2.4	$79,480	8.8	(640)

	Thirty-Nine Weeks Ended
	October 29, 2022		October 30, 2021
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Operating income	$5,626	0.2%	$244,951	9.6%	(940)
Excluded items:
Asset impairment charges (1)	9,336	0.4	10,199	0.4	—
Adjusted non-GAAP operating income	$14,962	0.6	$255,150	10.0	(940)
(1)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Interest expense, net

	Thirteen Weeks Ended
	October 29, 2022		October 30, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Interest expense	$7,586	0.9%	$7,802	0.9%	—
Interest income	(291)	(0.1)	(532)	(0.1)	—
Interest expense, net	$7,295	0.8	$7,270	0.8	—

	Thirty-Nine Weeks Ended
	October 29, 2022		October 30, 2021
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Interest expense	$23,055	0.9%	$30,505	1.2%	(30)
Interest income	(1,536)	—	(3,354)	(0.1)	10
Interest expense, net	$21,519	0.9	$27,151	1.1	(20)

For the third quarter of Fiscal 2022, interest expense, net was flat, as compared to the third quarter of Fiscal 2021. For the year-to-date period of Fiscal 2022, interest expense, net decreased $5.6 million, as compared to the year-to-date period of Fiscal 2021. The decrease was primarily driven by lower premiums paid related to debt repurchases during Fiscal 2022, as compared to Fiscal 2021.

Abercrombie & Fitch Co.	28	2022 3Q Form 10-Q

Income tax expense

	Thirteen Weeks Ended
	October 29, 2022		October 30, 2021
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$10,966	107.0%	$16,383	25.0%
Excluded items:
Tax effect of pre-tax excluded items (1)	976		1,375
Adjusted non-GAAP income tax expense	$11,942	85.4	$17,758	24.6

	Thirty-Nine Weeks Ended
	October 29, 2022		October 30, 2021
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$14,413	(90.7)%	$15,560	7.1%
Excluded items:
Tax effect of pre-tax excluded items (1)	2,505		2,048
Adjusted non-GAAP income tax expense	$16,918	(258.3)	$17,608	7.7
(1)    The tax effect of pre-tax excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis. Refer to “Operating income” and “NON-GAAP FINANCIAL MEASURES” for details of pre-tax excluded items.

Refer to Note 9, “INCOME TAXES.”

Net (loss) income attributable to A&F

	Thirteen Weeks Ended
	October 29, 2022		October 30, 2021
(in thousands)		% of Net sales		% of Net sales	BPS Change
Net (loss) income attributable to A&F	$(2,214)	(0.3)%	$47,233	5.2%	(550)
Excluded items, net of tax (1)	2,768	0.4	5,374	0.6	(20)
Adjusted non-GAAP net income attributable to A&F (2)	$554	0.1	$52,607	5.8	(570)

	Thirty-Nine Weeks Ended
	October 29, 2022		October 30, 2021
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Net (loss) income attributable to A&F	$(35,517)	(1.4)%	$197,501	7.7%	(910)
Excluded items, net of tax (1)	6,831	0.3	8,151	0.3	—
Adjusted non-GAAP net (loss) income attributable to A&F (2)	$(28,686)	(1.1)	$205,652	8.1	(920)
(1)    Excluded items presented above under “Operating income,” and “Income tax expense”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Abercrombie & Fitch Co.	29	2022 3Q Form 10-Q

Net (loss) income per share attributable to A&F

	Thirteen Weeks Ended
	October 29, 2022	October 30, 2021	$ Change
Net (loss) income per dilutive share attributable to A&F	$(0.04)	$0.77	$(0.81)
Excluded items, net of tax (1)	0.05	0.09	(0.04)
Adjusted non-GAAP net income per diluted share attributable to A&F	0.01	0.86	(0.85)
Impact from changes in foreign currency exchange rates	—	(0.10)	0.10
Adjusted non-GAAP net income per diluted share attributable to A&F on a constant currency basis (2)	0.01	0.76	(0.75)

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	$ Change
Net (loss) income per dilutive share attributable to A&F	$(0.70)	$3.10	$(3.80)
Excluded items, net of tax (1)	0.13	0.13	—
Adjusted non-GAAP net (loss) income per diluted share attributable to A&F	(0.57)	3.22	(3.79)
Impact from changes in foreign currency exchange rates	—	(0.14)	0.14
Adjusted non-GAAP net (loss) income per diluted share attributable to A&F on a constant currency basis (2)	(0.57)	3.08	(3.65)
(1)    Excluded items presented above under “Operating income,” and “Income tax expense.”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Abercrombie & Fitch Co.	30	2022 3Q Form 10-Q

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

The Company evaluates opportunities for investments in the business that are in line with initiatives that position the business for sustainable long-term growth that align with its strategic pillars as described within “Item 1. Business - STRATEGY AND KEY BUSINESS PRIORITIES” included on the Fiscal 2021 Form 10-K, including being opportunistic regarding growth opportunities. Examples of potential investment opportunities include, but are not limited to, new store experiences, and investments in its digital and omnichannel initiatives. Historically, the Company has utilized free cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as digital and omnichannel investments, information technology, and other projects. For the year-to-date period ended October 29, 2022, the Company used $120.3 million towards capital expenditures. Total capital expenditures for Fiscal 2022 are expected to be approximately $170 million.

The Company measures liquidity using total cash and cash equivalents and incremental borrowing available under the ABL Facility. As of October 29, 2022, the Company had cash and cash equivalents of $257.3 million and total liquidity of approximately $616.8 million, compared with cash and cash equivalents of $823.1 million and total liquidity of approximately $1.1 billion at the beginning of Fiscal 2022. This allows the Company to evaluate potential opportunities to strategically deploy excess cash and/or deleverage the balance sheet, depending on various factors, such as market and business conditions, including the Company’s ability to accelerate investments in the business. Such opportunities include, but are not limited to, returning cash to shareholders through share repurchases or repurchasing outstanding Senior Secured Notes.

Share repurchases and dividends

In November 2021, A&F’s Board of Directors approved a new $500 million share repurchase authorization, replacing the prior 2021 share repurchase authorization of 10.0 million shares, which had approximately 3.9 million shares remaining available. During the year-to-date period ended October 29, 2022, the Company repurchased approximately 4.8 million shares for approximately $125.8 million.

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

Abercrombie & Fitch Co.	31	2022 3Q Form 10-Q

Credit facility and Senior Secured Notes

As of October 29, 2022, the Company had $299.7 million of gross borrowings outstanding under the Senior Secured Notes. During the thirteen weeks ended October 29, 2022, A&F Management purchased $8.0 million of outstanding Senior Secured Notes and incurred a $0.1 million gain on extinguishment of debt, recognized in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

In addition, the Amended and Restated Credit Agreement provides for the ABL Facility, which is a senior secured asset-based revolving credit facility of up to $400 million. As of October 29, 2022, the Company did not have any borrowings outstanding under the ABL Facility. The ABL Facility matures on April 29, 2026.

Details regarding the remaining borrowing capacity under the ABL Facility as of October 29, 2022 are as follows:

(in thousands)	October 29, 2022
Loan cap	$400,000
Less: Outstanding stand-by letters of credit	(554)
Borrowing capacity	399,446
Less: Minimum excess availability (1)	(40,000)
Borrowing capacity available	$359,446
(1)    The Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility.

Refer to Note 10, “BORROWINGS.”

Income taxes

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S. without incurring additional federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019 are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds could be repatriated without incurring additional tax expense. As of October 29, 2022, $179.6 million of the Company’s $257.3 million of cash and equivalents were held by foreign affiliates.

Refer to Note 9, “INCOME TAXES.”

Analysis of cash flows

The table below provides certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 29, 2022 and October 30, 2021:

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
(in thousands)
Cash and equivalents, and restricted cash and equivalents, beginning of period	$834,368	$1,124,157
Net cash (used for) provided by operating activities	(301,194)	131,287
Net cash used for investing activities	(96,391)	(62,223)
Net cash used for financing activities	(154,906)	(304,358)
Effect of foreign currency exchange rates on cash	(14,871)	(8,560)
Net decrease in cash and equivalents, and restricted cash and equivalents	(567,362)	(243,854)
Cash and equivalents, and restricted cash and equivalents, end of period	$267,006	$880,303

Operating activities - During the year-to-date period ended October 29, 2022, net cash used for operating activities included the acquisition of inventory and increased payments to vendors, including additional rent payments made during the period due to fiscal calendar shifting relative to monthly rent due dates as well as decreased cash receipts as a result of the 2% year-over-year decrease in net sales.

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

Abercrombie & Fitch Co.	32	2022 3Q Form 10-Q

acceleration of payments and provided for a discount resulting in an operating cash outflow of $63.8 million during the year-to-date period ended October 30, 2021.

Investing activities - During the year-to-date period ended October 29, 2022, net cash used for investing activities was primarily used for capital expenditures of $120.3 million, partially offset by the proceeds from the withdrawal of $12.0 million of excess funds from rabbi trust assets and the sale of property and equipment of $11.9 million, as compared to net cash used for investing activities of $62.2 million for the year-to-date period ended October 30, 2021, primarily used for capital expenditures.

Financing activities - During the year-to-date period ended October 29, 2022, net cash used for financing activities included the purchase of approximately 4.8 million shares of Common Stock with a market value of approximately $125.8 million, as well as the purchase of $8 million of outstanding Senior Secured Notes. During the year-to-date period ended October 30, 2021, net cash used by financing activities included the purchase of $42.3 million of outstanding Senior Secured Notes at a premium of $4.7 million. In addition, the Company purchased approximately 6.1 million shares of Common Stock with a market value of approximately $235.2 million.

Contractual obligations

The Company’s contractual obligations consist primarily of operating leases, purchase orders for merchandise inventory, unrecognized tax benefits, certain retirement obligations, lease deposits, and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short-term and long-term liquidity and capital resource needs.

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

Abercrombie & Fitch Co.	33	2022 3Q Form 10-Q

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q includes discussion of certain financial measures calculated and presented on both a GAAP and a non-GAAP basis. The Company believes that each of the non-GAAP financial measures presented in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” is useful to investors as it provides a meaningful basis to evaluate the Company’s operating performance excluding the effect of certain items that the Company believes may not reflect its future operating outlook, such as certain asset impairment charges, thereby supplementing investors’ understanding of comparability of operations across periods. Management used these non-GAAP financial measures during the periods presented to assess the Company’s performance and to develop expectations for future operating performance. These non-GAAP financial measures should be used as a supplement to, and not as an alternative to, the Company’s GAAP financial results, and may not be calculated in the same manner as similar measures presented by other companies.

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

Excluded items

The following financial measures are disclosed on a GAAP and on an adjusted non-GAAP basis excluding the following items, as applicable:

Financial measures (1)	Excluded items
Operating income	Asset impairment charges
Income tax expense (2)	Tax effect of pre-tax excluded items
Net (loss) income and net (loss) income per share attributable to A&F (2)	Pre-tax excluded items and the tax effect of pre-tax excluded items
(1)     Certain of these financial measures are also expressed as a percentage of net sales.
(2)    The tax effect of excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis.

Abercrombie & Fitch Co.	34	2022 3Q Form 10-Q

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

A reconciliation of non-GAAP financial metrics on a constant currency basis to financial measures calculated and presented in accordance with GAAP for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 follows:

(in thousands, except change in net sales, gross profit rate, operating margin and per share data)	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
Net sales	October 29, 2022	October 30, 2021	% Change	October 29, 2022	October 30, 2021	% Change
GAAP	$880,084	$905,160	(3)%	$2,497,937	$2,551,415	(2)%
Impact from changes in foreign currency exchange rates	—	(26,860)	3	—	(58,513)	2
Non-GAAP on a constant currency basis	$880,084	$878,300	0	$2,497,937	$2,492,902	—
Gross profit, exclusive of depreciation and amortization expense	October 29, 2022	October 30, 2021	BPS Change (1)	October 29, 2022	October 30, 2021	BPS Change (1)
GAAP	$520,816	$576,244	(450)	$1,436,253	$1,634,863	(660)
Impact from changes in foreign currency exchange rates	—	(22,419)	60	—	(41,819)	20
Non-GAAP on a constant currency basis	$520,816	$553,825	(390)	$1,436,253	$1,593,044	(640)
Operating income	October 29, 2022	October 30, 2021	BPS Change (1)	October 29, 2022	October 30, 2021	BPS Change (1)
GAAP	$17,543	$72,731	(600)	$5,626	$244,951	(940)
Excluded items (2)	(3,744)	(6,749)	30	(9,336)	(10,199)	0
Adjusted non-GAAP	$21,287	$79,480	(640)	$14,962	$255,150	(940)
Impact from changes in foreign currency exchange rates	—	(8,341)	70	—	(11,985)	20
Adjusted non-GAAP on a constant currency basis	$21,287	$71,139	(570)	$14,962	$243,165	(920)
Net (loss) income per share attributable to A&F	October 29, 2022	October 30, 2021	$ Change	October 29, 2022	October 30, 2021	$ Change
GAAP	$(0.04)	$0.77	$(0.81)	$(0.70)	$3.10	$(3.80)
Excluded items, net of tax (2)	(0.05)	(0.09)	0.04	(0.13)	(0.13)	—
Adjusted non-GAAP	$0.01	$0.86	$(0.85)	$(0.57)	$3.22	$(3.79)
Impact from changes in foreign currency exchange rates	—	(0.10)	0.10	—	(0.14)	0.14
Adjusted non-GAAP on a constant currency basis	$0.01	$0.76	$(0.75)	$(0.57)	$3.08	$(3.65)

(1)    The estimated basis point change has been rounded based on the change in the percentage of net sales.
(2)    Excluded items for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 consisted of pre-tax store asset impairment charges and the tax effect of pre-tax excluded items.

Abercrombie & Fitch Co.	35	2022 3Q Form 10-Q

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
The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II, and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies, which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.3 million and $0.4 million for each of the thirteen weeks ended October 29, 2022 and October 30, 2021, respectively, and $1.1 million and $1.1 million for each of the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively, which are recorded in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Rabbi Trust assets were included in other assets on the Condensed Consolidated Balance Sheets as of October 29, 2022 and January 29, 2022 and are restricted in their use as noted above.

INTEREST RATE RISK

Prior to July 2, 2020, the Company’s exposure to market risk due to changes in interest rates related primarily to the increase or decrease in the amount of interest expense from fluctuations in the LIBO rate, or an alternate base rate associated with the Company’s former term loan facility (the “Term Loan Facility”) and the ABL Facility. On July 2, 2020, the Company issued the Senior Secured Notes and repaid all outstanding borrowings under the Term Loan Facility and the ABL Facility, thereby eliminating any then-existing cash flow market risk due to changes in interest rates. The Senior Secured Notes are exposed to interest rate risk that is limited to changes in fair value. This analysis for Fiscal 2022 may differ from the actual results due to potential changes in gross borrowings outstanding under the ABL Facility and potential changes in interest rate terms and limitations described within the Amended and Restated Credit Agreement.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

A&F’s international subsidiaries generally operate with functional currencies other than the U.S. Dollar. Since the Company’s Condensed Consolidated Financial Statements are presented in U.S. Dollars, the Company must translate all components of these financial statements from functional currencies into U.S. Dollars at exchange rates in effect during or at the end of the reporting period. The fluctuation in the value of the U.S. Dollar against other currencies affects the reported amounts of revenues, expenses, assets, and liabilities. The potential impact of foreign currency exchange rate fluctuations increases as international operations relative to domestic operations increase.

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

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. As of October 29, 2022, the Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. Such a hypothetical devaluation would decrease derivative contract fair values by approximately $10.9 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair values would be expected to be largely offset by the net change in fair values of the underlying hedged items. Refer to Note 12, “DERIVATIVE INSTRUMENTS,” for the fair value of any outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of October 29, 2022 and January 29, 2022.

Abercrombie & Fitch Co.	36	2022 3Q Form 10-Q

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Executive Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended October 29, 2022. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Executive Vice President and Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of October 29, 2022.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 29, 2022 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

Abercrombie & Fitch Co.	37	2022 3Q Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. The Company’s legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes estimated liabilities for the outcome of litigation where losses are deemed probable and the amount of loss, or range of loss, is reasonably estimable. The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible and it is able to determine such estimates. The Company’s accrued charges for certain legal contingencies are classified within accrued expenses on the Condensed Consolidated Balance Sheets included in “Item 1. Financial Statements (Unaudited),” of Part I of this Quarterly Report on Form 10-Q. Based on currently available information, the Company cannot estimate a range of reasonably possible losses in excess of the accrued charges for legal contingencies. In addition, the Company has not established accruals for certain claims and legal proceedings pending against the Company where it is not possible to reasonably estimate the outcome or potential liability, and the Company cannot estimate a range of reasonably possible losses for these legal matters. Actual liabilities may differ from the amounts recorded, due to uncertainties regarding final settlement agreement negotiations, court approvals and the terms of any approval by the courts, and there can be no assurance that the final resolution of legal matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts.

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

Item 1A. Risk Factors

The Company’s risk factors as of October 29, 2022 have not changed materially from those disclosed in Part I, “Item 1A. Risk Factors” of the Fiscal 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the third quarter of Fiscal 2022 that were not registered under the Securities Act of 1933, as amended.

The following table provides information regarding the purchase of shares of Common Stock made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during each fiscal month of the thirteen weeks ended October 29, 2022:

Period (fiscal month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
July 31, 2022 through August 28, 2022	23,321	$16.58	—	$240,184,764
August 29, 2022 through October 1, 2022	512,238	15.68	510,153	232,184,768
October 2, 2022 through October 29, 2022	629	17.06	—	232,184,768
Total	536,188	15.72	510,153	232,184,768
(1)An aggregate of 26,035 shares of Common Stock purchased during the thirteen weeks ended October 29, 2022 were withheld for tax payments due upon the vesting of employee restricted stock units and the exercise of employee stock appreciation rights.
(2)On November 23, 2021, we announced that A&F’s Board of Directors approved a new $500 million share repurchase authorization, replacing the prior 2021 share repurchase authorization of 10.0 million shares, which had approximately 3.9 million shares remaining available for repurchase.
(3)The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 2 above. The shares may be purchased, from time to time depending on business and market conditions.

Abercrombie & Fitch Co.	38	2022 3Q Form 10-Q

Item 6. Exhibits

Exhibit	Document
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

3.2
Amended and Restated Bylaws of Abercrombie & Fitch Co. reflecting amendments through the date of this Quarterly Report on Form 10-Q, incorporated herein by reference to Exhibit 3.1 to to A&F’s Current Report on Form 8-K dated and filed November 22, 2022 (File No. 001-12107) [This document represents the Amended and Restated Bylaws of Abercrombie & Fitch Co. in compiled form incorporating all amendments.]

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).*

*     Filed herewith.
**    Furnished herewith.

Abercrombie & Fitch Co.	39	2022 3Q Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abercrombie & Fitch Co.

Date: December 6, 2022	By:	/s/ Scott D. Lipesky
Scott D. Lipesky
Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)

Abercrombie & Fitch Co.	40	2022 3Q Form 10-Q