Form 10-K
period 2023-01-28
ABERCROMBIE & FITCH CO /DE/
filed 2023-03-27
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒    No
Aggregate market value of the registrant’s Class A Common Stock (the only outstanding common equity of the registrant) held by non-affiliates of the registrant (for this purpose, executive officers and directors of the registrant are considered affiliates) as of July 29, 2022: $857,460,259. Number of shares outstanding of the registrant’s common stock as of March 24, 2023: 49,218,719 shares of Class A Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant expects to file such definitive proxy statement with the Securities and Exchange Commission within 120 days of its fiscal year ended January 28, 2023.

Abercrombie & Fitch Co.	2	2022 Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “should,” “are confident,” “will,” “could”, “outlook,” or the negative versions of those words or other comparable words and similar expressions may identify forward-looking statements. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements include, but are not limited to, the risks described or referenced in “ITEM 1A. RISK FACTORS,” of this Annual Report on Form 10-K and otherwise in our reports and filings with the SEC, as well as the following:

•risks related to changes in global economic and financial conditions, including volatility in the financial markets as a result of the failure, or rumored failure, of financial institutions, and the resulting impact on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits;
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
•risks related to natural disasters and other unforeseen catastrophic events;
•risks related to our failure to engage our customers, anticipate customer demand and changing fashion trends, and manage our inventory;
•risks related to our ability to successfully invest in and execute on our customer, digital and omnichannel initiatives;
•risks related to the effects of seasonal fluctuations on our sales and our performance during the back-to-school and holiday selling seasons;
•risks related to fluctuations in foreign currency exchange rates;
•risks related to fluctuations in our tax obligations and effective tax rate, including as a result of earnings and losses generated from our international operations;
•risks related to our ability to execute on our strategic initiatives, including those outlined in our Always Forward Plan
•risks related to international operations, including changes in the economic or political conditions where we sell or source our products or changes in import tariffs or trade restrictions;
•risks related to cybersecurity threats and privacy or data security breaches;
•risks related to the potential loss or disruption of our information systems;
•risks related to the continued validity of our trademarks and our ability to protect our intellectual property;
•risks associated with climate change and other corporate responsibility issues; and
•uncertainties related to future legislation, regulatory reform, policy changes, or interpretive guidance on existing legislation.

In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us, or any other person, that our objectives will be achieved. The forward-looking statements included herein are based on information presently available to our management and speak only as of the date on which such statements are made. Except as may be required by applicable law, we assume no obligation to publicly update or revise our forward-looking statements, including any financial targets and estimates, whether as a result of new information, future events, or otherwise. As used herein, “Abercrombie & Fitch Co.,” “the Company,” “we,” “us,” “our,” and similar terms include Abercrombie & Fitch Co. and its subsidiaries, unless the context indicates otherwise.

Abercrombie & Fitch Co.	3	2022 Form 10-K

PART I

Item 1.    Business

GENERAL

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as the “Company,” “we,” “us,” and “our”), is a global, digitally-led omnichannel retailer. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids, which are sold primarily through its digital channels and Company-owned stores, as well as through various third-party arrangements. The Company’s two brand-based operating segments are Hollister, which includes the Company’s Hollister, Gilly Hicks and Social Tourist brands, and Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. These five brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style. The Company operates primarily in North America, Europe, Middle East and Asia.

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

Fiscal year	Year ended / ending	Number of weeks
Fiscal 2020	January 30, 2021	52
Fiscal 2021	January 29, 2022	52
Fiscal 2022	January 28, 2023	52
Fiscal 2023	February 3, 2024	53

For additional information about the Company’s business, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” as well as “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” of this Annual Report on Form 10-K.

Current Economic Environment

The current economic environment remained challenging in Fiscal 2022. The COVID-19 pandemic and its effects on the global economy continued to impact the Company’s operations in Fiscal 2022, including through temporary store closures. While trends in the severity of new cases of COVID-19 in the U.S. improved throughout Fiscal 2022, caseloads have periodically increased in certain global regions, most notably, in the Asia-Pacific Region (“APAC”) in conjunction with the easing of strict lockdowns and zero-tolerance policy shutdowns in China.

In addition, while the direct impacts of the COVID-19 pandemic have shown signs of abatement, the Company has experienced various other adverse impacts in the current economic environment, including supply chain disruptions, inflationary pressures including higher freight and labor costs, labor shortages, and weak store traffic.

The adverse consequences of the pandemic and of the current economic environment continue to impact the Company and may persist for some time. The Company will continue to assess impacts on its operations and financial condition, and will respond as it deems appropriate.

For further information about COVID-19, refer to  “ITEM 1A. RISK FACTORS,” and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," of this Annual Report on Form 10-K.

Abercrombie & Fitch Co.	4	2022 Form 10-K

BRANDS AND SEGMENT INFORMATION

The Company’s brands are as follows:

Brand	Description
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

Gilly Hicks	At Gilly Hicks, we know that 10 minutes of activity a day can lead to a happier life. That's why we offer active lifestyle products to help Gen Z customers create happiness through movement.
Social Tourist
Social Tourist is the creative vision of Hollister and social media personalities Dixie and Charli D’Amelio. The lifestyle brand creates trend-forward apparel that allows brand lovers to experiment with their style, while exploring the duality of who they are both on social media and in real life.

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

The Company determines its segments after taking into consideration a variety of factors, including its organizational structure and the basis that it uses to allocate resources and assess performance. The Company’s two operating segments as of January 28, 2023 are brand-based: Hollister, which includes the Company’s Hollister, Gilly Hicks and Social Tourist brands, and Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. These operating segments have similar economic characteristics, classes of consumers, products, and production and distribution methods, operate in the same regulatory environments, and have been aggregated into one reportable segment. Additional information concerning the Company’s segment and geographic information is contained in Note 17, “SEGMENT REPORTING” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

STRATEGY AND KEY BUSINESS PRIORITIES

The Company remains committed to, and confident in, its long-term vision of being a leading digitally-led omnichannel global apparel retailer. The Company continues to evaluate opportunities to make progress toward initiatives that support this vision, while balancing the near-term challenges and the continued global uncertainty presented by the changing macroeconomic and geopolitical environment.

Always Forward Plan

During the second quarter of Fiscal 2022, the Company announced its 2025 Always Forward Plan, which outlines the Company’s long-term strategy and goals, including growing shareholder value. The Always Forward Plan is anchored on three strategic growth principles, which are to:
•Execute focused brand growth plans;
•Accelerate an enterprise-wide digital revolution; and
•Operate with financial discipline.

The following focus areas for Fiscal 2023 serve as a framework for the Company’s goal of achieving sustainable long-term growth and progressing toward the Always Forward Plan:
•Execute brand growth plans
•Drive Abercrombie brands through marketing and store investment;
•Optimize the Hollister product and brand voice to enable second half growth; and
•Support Gilly Hicks growth with an evolved assortment mix
•Execute an enterprise-wide digital revolution
•Complete the current phase of our modernization efforts around key data platforms;
•Continue to progress on our multi-year ERP transformation and cloud migration journey; and
•Improve our digital and app experience across key parts of the customer journey
•Operate with financial discipline
•Maintain appropriately lean inventory levels that put Abercrombie and Hollister in a position to chase inventory throughout the year; and
•Properly balance investments, inflation and efficiency efforts to improve profitability

Abercrombie & Fitch Co.	5	2022 Form 10-K

OVERVIEW OF OPERATIONS

Omnichannel Initiatives

As customer shopping preferences continue to shift and customers increasingly shop across multiple channels, the Company aims to create best-in-class customer experiences and grow total company profitability by delivering improvements through a continuous test-and-learn approach. With the impact of the COVID-19 pandemic in Fiscal 2020, the Company experienced an acceleration in sales fulfilled through digital channels. Despite, this acceleration in the shift towards digital channels, stores continue to be an important part of the customers’ omnichannel experience and the Company believes that the customers’ experience is improved by its offering of omnichannel capabilities, which include:
•Purchase-Online-Pickup-in-Store, allowing customers to purchase merchandise through one of the Company’s websites or mobile apps and pick-up the merchandise in store, which often drives incremental in-store sales;
•Curbside pickup at a majority of U.S. locations;
•Same-day delivery service across its entire U.S. store fleet. Each brand’s website features a “Get It Fast” filter to easily find products that are available, or shoppers can choose the same-day delivery option for available items at checkout;
•Order-in-Store, allowing customers to shop the brands’ in-store and online offerings while in-store;
•Reserve-in-Store, allowing customers to reserve merchandise online and try it on in-store before purchasing;
•Ship-from-Store, which allows the Company to ship in-store merchandise to customers and increases inventory productivity; and
•Cross-channel returns, allowing customers to return merchandise purchased through one channel to a different channel.

The Company also believes that its loyalty programs, Hollister House Rewards® and Abercrombie’s myAbercrombie®, are important enablers of its omnichannel strategy as the Company aims to seamlessly interact and connect with customers across all touchpoints through members-only offers, items and experiences. Under these programs, customers accumulate points primarily based on purchase activity and earn rewards as points are converted at certain thresholds. These rewards can be redeemed for merchandise discounts either in-store or online. The loyalty programs continue to provide timely customer insights, and the Company believes these programs contribute to higher average transaction value.

Digital Operations

In order to create a more seamless shopping experience for its customers, the Company continues to invest in its digital infrastructure. The Company has the capability to ship merchandise to customers in more than 110 countries and process transactions in 26 currencies and through 25 forms of payment globally. The Company operates desktop and mobile websites for its brands globally, which are available in various local languages, and four mobile apps. In the third quarter of Fiscal 2022 the Company launched Share2PayTM, a new payment feature in the Company’s mobile apps that allows customers to easily share their digital shopping bags with a purchaser to complete the purchase. Initially available exclusively in the Hollister mobile app, as of the first quarter of Fiscal 2023, Share2PayTM is available across each of the Company’s mobile apps. The Company continues to develop its mobile capabilities as mobile engagement continues to grow, with over 83% of the Company’s digital traffic generated from mobile devices in Fiscal 2022. In addition, in its efforts to expand its international brand reach, the Company also partners with certain third-party e-commerce platforms.

Store Operations

The Company continues to thoughtfully open new stores and invest in smaller omni-enabled store experiences that align with local customer shopping preferences. New store formats are designed to provide the opportunity for higher productivity through a smaller footprint. During Fiscal 2022, the Company opened 59 new store locations, remodeled one store location and right-sized an additional eight store locations. These stores are designed to be open and inviting, and include accommodating features such as innovative fitting rooms and omnichannel capabilities. Also included in our new store openings for Fiscal 2022 are 14 Gilly Hicks stand-alone locations. These stores are tailored to reflect the personality of each brand, with unique furniture, fixtures, music and scent adding to a rich brand experience. The Company’s stores continue to play an essential role in creating brand awareness and serving as physical gateways to the brands. Stores also serve as local hubs for online engagement as the Company continues to grow its omnichannel capabilities to create seamless shopping experiences.

The Company continues to evaluate and manage its store fleet through its ongoing global store network optimization initiative and has taken actions to optimize store productivity by remodeling, right-sizing or relocating stores to smaller square footage locations, and closing legacy stores. As part of this initiative, the Company closed 26 stores during Fiscal 2022. The actions taken in Fiscal 2022 continued to transform the Company's operating model and reposition the Company for the future as the Company continues to focus on aligning store square footage with digital penetration.

Abercrombie & Fitch Co.	6	2022 Form 10-K

As of January 28, 2023, all of the retail stores operated by the Company are located in leased facilities, primarily in shopping centers. These leases generally have initial terms of between five and ten years. Certain leases also include early termination options, which can be exercised under specific conditions. The leases expire at various dates between Fiscal 2023 and Fiscal 2033.

As of January 28, 2023, the Company operated 762 retail stores as detailed in the table below:

	Hollister (1)	Abercrombie (2)	Total (3)
Europe	107	20	127
Asia	28	20	48
Canada	9	4	13
Middle East	5	9	14
International	149	53	202
United States	380	180	560
Total	529	233	762

(1)Includes the Hollister and Gilly Hicks brands. Locations with Gilly Hicks carveouts within Hollister stores are represented as a single store count. Excludes 12 international franchise stores and 16 U.S. Company-operated temporary stores as of January 28, 2023.
(2)Includes Abercrombie & Fitch and abercrombie kids brands. Locations with abercrombie kids carveouts within Abercrombie & Fitch stores are represented as a single store count. Excludes 23 international franchise stores and three U.S. Company-operated temporary stores as of January 28, 2023.
(3)This store count excludes one international third-party operated multi-brand outlet store as of January 28, 2023.

For store count and gross square footage by brand and geographic region as of January 28, 2023 and January 29, 2022, refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Third-Party Operations

The Company seeks to expand its international brand reach, create brand awareness and develop local presence through various wholesale, franchise, and licensing arrangements. As of January 28, 2023, the Company had ten wholesale partnerships, primarily internationally. As of January 28, 2023, the Company’s franchisees operated 35 international franchise stores across the Company’s brands located in Mexico, Qatar and Saudi Arabia.

SOURCING OF MERCHANDISE INVENTORY

The Company works with its network of third-party vendors to supply compelling, high-quality product assortments to its customers. These vendors are expected to operate in compliance with the laws of their respective countries and all other applicable laws, rules, and regulations and have committed to follow the standards set forth in the Company’s Vendor Code of Conduct, regarding human rights, labor rights, environmental responsibility and workplace safety.

The Company sourced merchandise through approximately 119 vendors located in 16 countries, including the U.S., during Fiscal 2022. The Company’s largest vendor accounted for approximately 12% of merchandise sourced in Fiscal 2022, based on the cost of sourced merchandise. The Company believes its product sourcing is appropriately distributed among vendors.

Refer to Note 5, “INVENTORIES,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for a summary of inventory sourced based on vendor location and dollar cost of merchandise receipts during Fiscal 2022.

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

Abercrombie & Fitch Co.	7	2022 Form 10-K

The Company relies on both Company-owned and third-party distribution centers to manage the receipt, storage, sorting, packing and distribution of its merchandise. Additional information pertaining to certain of the Company’s distribution centers as of January 28, 2023 follows:

Location	Company-owned or third-party
New Albany, Ohio (Primarily serves store and digital operations)	Company-owned
New Albany, Ohio (Serves only digital operations)	Company-owned
Bergen op Zoom, Netherlands	Third-party
Shanghai, China	Third-party
Goodyear, Arizona (Serves only digital operations)	Third-party

The Company primarily used seven contract carriers to ship merchandise and related materials to its North American customers, and several contract carriers for its international customers during Fiscal 2022.

COMPETITION

The Company operates in a rapidly evolving and highly competitive retail business environment. Competitors include: individual and chain specialty apparel retailers; local, regional, national and international department stores; discount stores; and digitally-native brands and online-exclusive businesses. Additionally, the Company competes for consumers’ discretionary spend with businesses in other product and experiential categories such as technology, restaurants, travel and media content.

The Company competes primarily on the basis of differentiating its brands from those of its competition through product, providing higher quality and increased newness; brand voice, amplifying and consolidating brand messaging; and experience, investing in immersive, participatory omnichannel shopping environments.

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

INFORMATION TECHNOLOGY SYSTEMS

The Company’s owned and third-party-operated management information technology systems consist of a full range of retail, merchandising, human resource and financial systems. These systems include applications related to point-of-sale, digital operations, inventory management, supply chain, planning, sourcing, merchandising, payroll, scheduling and financial reporting. The Company continues to invest in technology to upgrade its core systems to enhance reporting and analytics, create efficiencies and to support its digital operations, omnichannel capabilities, customer relationship management tools and loyalty programs.

Abercrombie & Fitch Co.	8	2022 Form 10-K

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

Therefore, the Company believes that the attraction, retention, and management of qualified talent representing diverse backgrounds, experiences, and skill sets - and fostering a diverse, equitable and inclusive work environment - are integral to its success.   Highlights of our key human capital management programs and efforts include the following:

•Living a corporate purpose of “Being here for you on the journey to being and becoming who you are.” The Company’s corporate purpose was developed after conducting listening sessions with its associates and its customers, and by weaving in key themes from each of the brand purposes.
•Offering competitive compensation and benefits, to help the Company attract, motivate, and retain the key talent necessary to achieve outstanding business and financial results. The Company’s compensation offerings includes cash-based and equity-based incentive awards in order to align the interests of associates and stockholders, and in the second half of Fiscal 2021, the Company expanded the pool of associates eligible to receive cash-based incentive awards by extending eligibility to additional associates across various job levels. In addition, the Company continues to evolve its approach to work flexibility, including supporting remote work arrangements for key roles and “work from anywhere days and weeks” for our corporate home office associates where feasible. We also support our associates and their families beyond our competitive compensation and comprehensive benefits offerings, providing eligible associates with paid parental leave in the United States and internationally based on local law, and in 2022 we started offering adoption and fertility support benefits for eligible associates globally.
•Improving associate engagement through open communication channels with a focus on development. The Company regularly holds all-company meetings to communicate with its associates. The Company also collects feedback through various engagement surveys to better understand associate experience and drive improvements, with the most recent organization-wide survey conducted in August 2022.
•Fostering associate development by providing a wide variety of growth and development opportunities throughout associates’ careers.  This includes stretch assignments, internal career pathing, self-awareness exercises, and active coaching. The Company also uses leadership standards to help associates identify the core behaviors essential for their career growth, as well as personal growth, on their journey at the Company. In Fiscal 2022, the Company launched the internal job board, which empowers associates to apply for open roles and/or to seek advancement opportunities within the Company.
•Embracing inclusion and diversity in all forms, including gender, race, ethnicity, disability, nationality, religion, age, veteran status, LGBTQIA+ status, and other factors. The Company continuously reviews metrics including representation, retention, pay, and promotion among associates from diverse backgrounds, including those in leadership positions. The Company also encourages associates to enhance their understanding of inclusion and diversity through participating in the Company’s various associate resource groups, which allow associates from different business functions around the world to have discussions, attend activities, and receive materials focused on allyship, community, celebration, and education. Additionally, the Company invests in inclusion and diversity learning and development opportunities for associates on topics including bias, allyship, and advocacy, conducting roundtable discussions, trainings and workshops.
•Encouraging community involvement of its associates by promoting various charitable, philanthropic, and social awareness programs, which the Company believes fosters a collaborative and rewarding work environment. The Company provides support to global organizations in the form of cash donations, volunteerism and in-kind support. In partnership with its vendor partners, customers and associates, the Company is proud to support community partners serving youth, teens, and young adults with a focus on mental health and wellness, empowerment, and inclusion and diversity. The Company offers its associates a paid volunteer day each year for eligible volunteer work.
•Focusing on the health and safety of its associates by investing in various wellness programs that are designed to enhance the physical, financial, and mental well-being of its associates globally. The Company provides benefits-eligible associates and their families with access to free and confidential counseling through our Employee Assistance Program, as well as free access to Headspace, a mediation and mindfulness app. The Company also provides regular programming on financial planning and mental health.

Abercrombie & Fitch Co.	9	2022 Form 10-K

Associates

The Company employed approximately 29,600 associates globally as of January 28, 2023, of whom approximately 22,400 were part-time associates. As of January 28, 2023, the Company employed approximately 22,400 associates in the U.S., and employed approximately 7,200 associates outside of the U.S. The Company employs temporary, seasonal associates at times, particularly during Fall, when it experiences its greatest sales activity due to back-to-school and holiday sales periods.

The proportion of associates represented by works councils and unions is not significant and is generally limited to associates in the Company’s European stores.

Board Oversight

A&F’s Board of Directors (the “Board of Directors”) and its committees oversee human capital issues. The Compensation and Human Capital Committee of the Board of Directors oversees the Company’s overall compensation structure, policies and programs, as well as administration of our cash-based and equity-based performance award programs. Members of the Board of Directors also review succession plans for the Company’s executive officers and discuss with senior leadership the Company’s human capital management strategies, programs, policies and practices, including those relating to organizational structure and key reporting relationships, along with development of strategies and practices relating to recruitment, retention and development of the Company’s associates as needed. Additionally, the Environmental, Social and Governance Committee of the Board of Directors oversees the Company’s strategies, policies and practices regarding social issues and trends, including inclusion and diversity initiatives, health and safety, and philanthropy and community investment matters.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The Company’s executive officers serve at the pleasure of the Board of Directors. Set forth below is certain information regarding the executive officers of the Company as of March 24, 2023:

Fran Horowitz, Chief Executive Officer and Director

Age: 59

Executive Roles:
•Chief Executive Officer, Principal Executive Officer and Director (February 2017 to present)
•Former President and Chief Merchandising Officer for all brands of the Company (December 2015 to February 2017), former member of the Office of the Chairman of the Company (December 2014 to February 2017) and former Brand President of Hollister (October 2014 to December 2015)
•Former President of Ann Taylor Loft, a division of Ascena Retail Group, Inc., the parent company of specialty retail fashion brands in North America (October 2013 to October 2014)
•Formerly held various roles at Express, Inc., a specialty apparel and accessories retailer of women’s and men’s merchandise (February 2005 to November 2012), including Executive Vice President of Women’s Merchandising and Design (May 2010 to November 2012)
•Formerly held various merchandising roles at Bloomingdale’s and various positions at Bergdorf Goodman, Bonwit Teller and Saks Fifth Avenue

Other Leadership Roles:
•Member of the Board of Directors of Conagra Brands, Inc. (NYSE: CAG), one of North America’s leading branded food companies (July 2021 to present)
•Member of the Board of Directors of SeriousFun Children’s Network, Inc., a non-profit corporation that provides specially-adapted camp experiences for children with serious illnesses and their families, free of charge (since March 2017)
•Member of the Board of Directors of Chief Executives for Corporate Purpose (CECP), a CEO-led coalition that helps companies transform their social strategy by providing customized resources (October 2019 to present)

Scott D. Lipesky, Executive Vice President and Chief Financial Officer

Age: 48

Executive Roles:
•Executive Vice President and Chief Financial Officer of the Company, as well as Principal Financial Officer and Principal Accounting Officer of the Company (April 2021 to present)
•Senior Vice President and Chief Financial Officer of the Company, as well as Principal Financial Officer and Principal Accounting Officer of the Company (October 2017 to April 2021)
•Prior to rejoining the Company, formerly served as Chief Financial Officer of American Signature, Inc., a privately-held home furnishings company (October 2016 to October 2017)
•Formerly held various leadership roles and finance positions with the Company (November 2007 to October 2016) including: Chief Financial Officer, Hollister Brand (September 2014 to October 2016); Vice President, Merchandise Finance (March 2013 to September 2014); Vice President, Financial Planning and Analysis (November 2012 to March 2013); and Senior Director, Financial Planning and Analysis (November 2010 to November 2012)
•Former Corporate Finance Director with FTI Consulting Inc., a global financial services advisory firm
•Former Director of Corporate Business Development with The Goodyear Tire & Rubber Company
•Formerly held position as a Certified Public Accountant with PricewaterhouseCoopers LLP

Abercrombie & Fitch Co.	10	2022 Form 10-K

Kristin Scott, President, Global Brands

Age: 55

Executive Roles:
•President, Global Brands of the Company (November 2018 to present)
•Former Brand President of Hollister (August 2016 to November 2018)
•Formerly held senior positions at Victoria’s Secret, a specialty retailer of women’s intimate and other apparel which sells products at Victoria’s Secret stores and online (December 2007 to April 2016), including: Executive Vice President, General Merchandise Manager (March 2013 to April 2016); Senior Vice President, General Merchandise Manager (March 2009 to March 2013); and Senior Vice President, General Merchandise Manager - Stores (December 2007 to March 2009)
•Formerly held various planning and merchandising positions at Gap Inc., Target, and Marshall Fields

Samir Desai, Executive Vice President, Chief Digital Technology Officer

Age: 42

Executive Roles:
•Executive Vice President and Chief Digital and Technology Officer of the Company (July 2021 to present)
•Formerly held various leadership and technology positions at Equinox Group, a luxury fitness company that operates several lifestyle brands (October 2005 to June 2021), including: Chief Technology Officer (April 2016 to June 2021), Vice President, Technology (April 2013 to April 2016), Senior Director Technology (April 2011 to April 2013), Director Technology (October 2005 to April 2011)
•Formerly held technology roles at Intertex Apparel Group, a manufacturer and importer of branded and private label apparel (July 2002 to October 2005), including Director, Information Technology

Gregory J. Henchel, Executive Vice President, General Counsel and Corporate Secretary

Age: 55

Executive Roles:
•Executive Vice President, General Counsel and Corporate Secretary of the Company (October 2021 to present)
•Senior Vice President, General Counsel and Corporate Secretary of the Company (October 2018 to October 2021)
•Former Executive Vice President, Chief Legal Officer and Secretary of HSN, Inc., a $3+ billion multi-channel retailer (February 2010 to December 2017)
•Former Senior Vice President and General Counsel of Tween Brands, Inc., a specialty retailer (October 2005 to February 2010) and Secretary (August 2008 to February 2010)
•Formerly held various roles at Cardinal Health, Inc., a global medical device, pharmaceutical and healthcare technology company, including Assistant General Counsel (2001 to October 2005), and Senior Litigation Counsel (May 1998 to 2001)
•Formerly held position as a litigation associate with the law firm of Jones Day (September 1993 to May 1998)

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

Laws and regulations have had, and may continue to have, a material impact on the Company’s operations as described further within “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of this Annual Report on Form 10-K.

Refer to “ITEM 1A. RISK FACTORS,” of this Annual Report on Form 10-K for a discussion of the potential impacts regulatory matters may have on the Company in the future, including those related to environmental matters. Compliance with government laws and regulations has not had a material effect on the Company’s capital expenditures, earnings or competitive position.

Abercrombie & Fitch Co.	11	2022 Form 10-K

OTHER INFORMATION

A&F makes available free of charge on its website, corporate.abercrombie.com, under the “Investors – Financials/SEC Filings” section, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after A&F electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”). A&F also makes available free of charge in the same section of its website its definitive proxy materials filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after A&F electronically files such proxy materials with the SEC. The SEC maintains a website that contains electronic filings by A&F and other issuers at www.sec.gov.

A&F has included certain of its website addresses throughout this filing as textual references only. Information on the A&F websites shall not be deemed incorporated by reference into, and do not form any part of, this Annual report on Form 10-K or any other report or document that A&F files with or furnishes to the SEC.

Item 1A. Risk Factors
Investing in our securities involves risk. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of these risk factors could lead to material adverse effects on our business, operating results and financial condition. Additional risks and uncertainties not currently known to us or that we currently do not view as material may also become materially adverse our business in future periods or if circumstances change.

MACROECONOMIC AND INDUSTRY RISKS.

Changes in global economic and financial conditions could have a material adverse impact on our business.

Uncertainty as to the state of the global economy and global financial condition could have an adverse effect on our operating results and business. Our business is subject to factors that affect worldwide economic conditions, including rising inflation (which has occurred and is occurring), unemployment levels, consumer credit availability, consumer debt levels, reductions in consumer net worth based on declines in the financial, residential real estate and mortgage markets, recent bank failures, sales and personal income tax rates, fuel and energy prices, global food supplies, interest rates, consumer confidence in future economic and political conditions, consumer perceptions of personal well-being and security, the value of the U.S. dollar versus foreign currencies, geopolitical conflicts, and other macroeconomic factors. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems and volatility, such as the events in March 2023 wherein certain financial institutions were placed into receivership. Changes in global economic and financial conditions could impact our ability to fund growth and our ability to access external financing in the credit and capital markets.

The economic conditions and factors described above could adversely impact our results of operations, liquidity and capital resources, and may exacerbate other risks within this section of “ITEM 1A. RISK FACTORS”.

Consumer confidence and spending could be materially impacted by economic conditions, which could adversely impact our results of operations.

Our business depends on consumer demand for our merchandise. Consumer confidence and discretionary spending habits, including purchases of our merchandise, can be adversely impacted by recessionary periods, inflation and other macroeconomic conditions adversely impacting levels of disposable income. We may not be able to accurately anticipate or predict consumer demand and behavior, such as taste and purchasing trends, in response to adverse economic conditions, which could result in lower sales, excess inventories and increased mark-downs, all of which could negatively impact our ability to achieve or maintain profitability. In the event that the U.S. and global economy worsens, or if there is a decline in consumer spending levels or other unfavorable conditions, we could experience lower than expected revenues, which could force us to delay or slow the implementation of our growth strategies and adversely impact our results of operations.

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

Abercrombie & Fitch Co.	12	2022 Form 10-K

Moreover, there can be no assurance that we will continue to anticipate consumer demands and accurately plan inventory successfully in the future. Changing consumer preferences and fashion trends, and our ability to anticipate, identify and respond to them, could adversely impact our sales. Inventory levels for certain merchandise styles no longer considered to be “on trend” may increase, leading to higher markdowns to sell through excess inventory and, therefore, lower than planned margins. Conversely, if we underestimate consumer demand for our merchandise, or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which may negatively impact customer relationships, diminish brand loyalty and result in lost sales.

We could also be at a competitive disadvantage if we are unable to leverage data analytics to retrieve timely, customer insights to appropriately respond to customer demands and improve customer engagement. Any of these events could significantly harm our operating results and financial condition.

We are also vulnerable to factors affecting inventory flow that are outside our control, such as natural disasters or other unforeseen events that may significantly impact anticipated customer demand. If we are not able to adjust appropriately to such factors, our inventory management may be negatively affected, which could adversely impact our performance and our reputation.

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

We face a variety of challenges in the highly competitive and constantly evolving retail industry, including:
•Anticipating and quickly responding to changing consumer shopping preferences better than our competitors;
•Maintaining favorable brand recognition;
•Effectively marketing our products to consumers across diverse demographic markets, including through social media platforms which have become increasingly important in order to stay connected to our customers, as our digital sales penetration has increased.
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

The impact of war, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience could have a material adverse impact on our business

In the past, the impact of war, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience and the associated heightened security measures taken in response to these events have disrupted commerce. Further events of this nature, domestic or abroad, including international and domestic unrest and the ongoing conflict in Ukraine, may disrupt commerce and undermine consumer confidence and consumer spending by causing a decline in traffic, store closures and a decrease in digital demand adversely affecting our operating results.

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

Abercrombie & Fitch Co.	13	2022 Form 10-K

Fluctuations in foreign currency exchange rates and our ability to mitigate the effects of such volatility and our ability to mitigate the effects of such volatility could have a material adverse impact on our business.

Due to our international operations, we are exposed to foreign currency exchange rate risk with respect to our sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. In addition, certain of our subsidiaries transact in currencies other than their functional currency, including intercompany transactions, which results in foreign currency transaction gains or losses. Furthermore, we purchase substantially all of our inventory in U.S. dollars. As a result, our sales, gross profit and gross profit rate from international operations will be negatively impacted during periods of a strengthened U.S. dollar relative to the functional currencies of our foreign subsidiaries. Additionally, changes in the effectiveness of our hedging instruments may negatively impact our ability to mitigate the risks associated with fluctuations in foreign currency exchange rates. For example, changes in inventory purchase assumptions have resulted in changes in the effectiveness to certain of our hedging instruments, and we could see similar impacts in future periods.

Fluctuations in foreign currency exchange rates could adversely impact consumer spending, delay or prevent successful penetration into new markets or adversely affect the profitability of our international operations. Certain events, such as the on-going conflict in Ukraine, the ongoing impact of the COVID-19 pandemic, and uncertainty with respect to trade policies, tariffs and government regulations and actions affecting trade between the U.S. and other countries, have increased global economic and political uncertainty in recent years and could result in volatility of foreign currency exchange rates as these events develop.

Pandemics, epidemics, or other public health crises such as the COVID‐19 pandemic may continue to materially adversely impact and cause disruption to our business.

The COVID-19 pandemic has had a material adverse effect on our business, including our financial performance and condition, operating results and cash flows, and may continue to materially adversely impact and cause disruption to our business in the future. Adverse impacts of the COVID-19 pandemic experienced by the Company to date include supply chain disruptions, inflationary pressures including higher freight and labor costs, labor shortages, weak store traffic, temporary store closures and reclosures of factories in certain regions. Despite the availability of COVID-19 vaccines, the pandemic continues to evolve, with resurgences and outbreaks occurring in various parts of the world, including those resulting from variants of the virus.

A pandemic or other public health crisis, including the emergence of new COVID-19 variants, poses the risk that we or our employees, customers, vendors and manufacturers may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns requested or mandated by governmental authorities. The impact of regulations imposed in the future in response to the COVID-19 pandemic or other public health crises, could, among other things, require that we close our stores or distribution centers or otherwise make it difficult or impossible to operate our business.

Other factors that would negatively impact our ability to successfully operate during the ongoing COVID-19 pandemic include, but are not limited to:
•Our ability to keep our stores open if there is a re-emergence or increase in infection rate;
•Our ability to attract customers to our stores, given the risks, or perceived risks, of gathering in public places;
•Supply chain delays due to closed factories, reduced workforces, scarcity of raw materials and scrutiny, as well as carrier constraints due to an increase in digital sales;
•Delays in, or our ability to complete, planned store openings on the expected terms or timing, or at all based on shortages in labor and materials and delays in the production and delivery of materials;
•Associates, whether our own or those of our third-party vendors, working offsite through work from home arrangements may rely on residential communication networks and internet providers and may be more susceptible to service interruptions and cyberattacks, and, this could result in an increase in phishing and other scams, fraud, money laundering, theft and other criminal activity;
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

Abercrombie & Fitch Co.	14	2022 Form 10-K

Our stores are primarily located in shopping malls and other shopping centers. Our sales at these stores, as well as sales at our flagship locations, are partially dependent upon the volume of traffic in those shopping centers and the surrounding area which, for some centers, has been in decline. Our stores may benefit from the ability of a shopping center’s other tenants and area attractions to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping center. We cannot control the loss of a significant tenant in a shopping mall or area attraction, the development of new shopping malls in the U.S. or around the world, the availability or cost of appropriate locations or the success of individual shopping malls and there is competition with other retailers for prominent locations.

Prior to the onset of the COVID-19 pandemic, the retail industry generally was facing declines in shopping mall traffic, and if the popularity of shopping malls declines among our customers, our sales may decline, and it may be appropriate to exit leases earlier than originally anticipated.

While U.S. Company-operated stores have been fully reopened for in-store service following widespread temporary store closures due to the COVID-19 pandemic, we may see additional temporary closures in certain geographic areas as outbreaks of COVID-19 cases could continue to occur and localized responses remain unpredictable. Furthermore, declines in store traffic beyond our current expectations could result in additional impairment charges. While we were successful in obtaining certain rent abatements and landlord concessions of rent payable as a result of COVID-19 store closures, we may be limited in our ability to obtain rent abatements or landlord concessions of rent otherwise payable going forward.

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

The impact of natural disasters, negative climate patterns, public health crises, political crises and other unexpected and catastrophic events could result in interruptions to our operations, as well as to the operations of our third-party partners, and have a material adverse impact on our business.

Our retail stores, corporate offices, distribution centers, infrastructure projects and digital operations, as well as the operations of our vendors and manufacturers, are vulnerable to disruption from natural disasters, such as hurricanes, tornadoes, floods, earthquakes, extreme cold events and other adverse weather events; negative climate patterns, such as those in domestic and global water-stressed regions; public health crises, such as pandemics and epidemics (including the ongoing COVID-19 pandemic); political crises, such as terrorists attacks, war, labor, unrest and other political instability; significant power interruptions or outages; and other unexpected, catastrophic events. These events could disrupt the operations of our corporate offices, global stores and supply chain and those of our third-party partners, including our vendors and manufacturers. In addition to immediate impacts on global operations, these events could result in a reduction in the availability and quality of raw materials used to manufacture our merchandise, delays in merchandise fulfillment and deliveries, loss of customers and revenues due to store closures and inability to respond to customer demand, increased costs to meet consumer demand (which we may not be able to pass on to customers), reduced consumer confidence or changes in consumers’ discretionary spending habits.

Historically, our operations have been seasonal, and natural disasters or unseasonable weather conditions, may diminish demand for our seasonal merchandise and could also influence consumer preferences and fashion trends, consumer traffic and shopping habits. In addition, to the extent natural disasters cause physical losses to our stores, distribution centers or offices, we may incur costs that exceed our applicable insurance coverage for any necessary repairs to damages or business disruption.

STRATEGIC RISKS.

Our failure to successfully execute on our Always Forward Plan.

In 2022 we introduced our Always Forward Plan as our long-term strategic plan, as described in “ITEM 1. BUSINESS.” Our ability to successfully execute on our Always Forward Plan is subject to various risks and uncertainties as described herein.

We believe that our Always Forward Plan will lead to long-term revenue growth and increased profitability, however, there is no assurance regarding the extent to which we will realize the anticipated objectives, if at all, or regarding the timing of such anticipated benefits. Our failure to realize the anticipated objectives, which may be due to our inability to execute on the various elements of our Always Forward Plan, changes in consumer demand, competition, macroeconomic conditions (including inflation), retention of key talent, and other risks described herein, could have a material adverse effect on our business.

If the execution of our Always Forward Plan is not successful, or we do not realize the objectives to the extent or in the timeline that we anticipate, our financial condition and reputation could be adversely affected.

Failure to continue to successfully manage the complexities of our customers’ omnichannel shopping experience, or failure to continue to successfully invest in customer, digital and omnichannel initiatives could have a material adverse impact on our business.

Abercrombie & Fitch Co.	15	2022 Form 10-K

As omnichannel retailing continues to evolve, our customers increasingly interact with our brands through a variety of media and expect seamless integration across all touchpoints. As our success depends on our ability to effectively manage the complexities of our customers’ omnichannel shopping experience, including our ability to respond to shifting consumer traffic patterns and engage our customers, we have made significant investments and operational changes to develop our digital and omnichannel capabilities globally, including the development of localized fulfillment, shipping and customer service operations, investments in digital media to attract new customers and the rollout of omnichannel capabilities listed in “ITEM 1. BUSINESS.”

While we must keep up to date with technology trends in the retail environment in order to manage our successful omnichannel shopping experience, it is possible these initiatives may not provide the anticipated benefits or desired rates of return. For example, we could be at a competitive disadvantage if we are unable to leverage data analytics to retrieve timely, customer insights to appropriately respond to customer demands and improve customer engagement across channels or if innovative digital products and features we develop are not utilized or received by customers as anticipated.

In addition, digital operations are subject to numerous risks, including reliance on third-party computer hardware/software and service providers, data breaches, the increased rate of merchandise returns, violations of evolving laws and regulations, including those relating to online privacy, credit card fraud, telecommunication failures, electronic break-ins and similar compromises, and disruption of internet service. Changes in foreign governmental regulations may also negatively impact our ability to deliver product to our customers. Failure to successfully respond to these risks may adversely affect sales as well as damage the reputation of our brands.

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
The ability to open new stores experiences and modify existing leases requires partnership with our landlords. If our partnerships with our landlords were to deteriorate, this could adversely affect the pace of opening new store experiences and/or lead to an increase in store closures. In addition, if there is an increase in events such as landlord bankruptcies, or mall foreclosures, competition between retailers could increase for remaining suitable store locations. Pursuing the wrong opportunities and any delays, cost increases, disruptions or other uncertainties related to those opportunities could adversely affect our results of operations. If our investments in new stores or remodeling and right-sizing existing stores do not achieve appropriate returns, our financial condition and results of operations could be adversely affected.

Although we attempt to open new stores in prominent locations, it is possible that locations which were prominent when we opened our stores may lose favor over time.

Our inability to effectively conduct business in international markets, including as a result of legal, tax, regulatory, political and economic risks could have a material adverse impact on our business.

We operate on a global basis and are subject to risks associated with international operations that could have a material adverse effect on our reputation, business and results of operations if we fail to address them.

Such risks include, but are not limited to, the following:
•addressing the different operational requirements present in each country in which we operate, including those related to employment and labor, transportation, logistics, real estate, lease provisions and local reporting or legal requirements;
•supporting global growth by successfully implementing local customer and product-facing teams and certain corporate support functions at our regional headquarters located in Shanghai, China and London, United Kingdom;
•hiring, training and retaining qualified personnel;
•maintaining good labor relations with individual associates and groups of associates;
•avoiding work stoppages or other labor-related issues in our European stores, where some associates are represented by workers’ councils and unions;
•retaining acceptance from foreign customers;
•managing inventory effectively to meet the needs of existing stores on a timely basis;
•political, civil and social unrest, such as the ongoing conflict in Ukraine and escalating China-Taiwan tensions;
•government regulations affecting trade between the U.S. and other countries, including tariffs and customs laws;
•tax rate volatility and our ability to realize tax benefits resulting from non-U.S. operations;
•managing foreign currency exchange rate risks effectively;
•substantial investments of time and resources in our global operations may not result in achievement of acceptable levels of returns; for example, we recently have experienced year-over-year declines in revenues from our international operations; and
•continued and sustained declines in our international revenues could lead to store closures, restructuring costs, and impairment losses, all of which could adversely impact our business, profitability, and results of operations.

Abercrombie & Fitch Co.	16	2022 Form 10-K

We are subject to domestic laws related to international operations, including the Foreign Corrupt Practices Act, in addition to the laws of the foreign countries in which we operate. If any of our overseas operations, or our associates or agents, violate such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.

Our failure to appropriately address Environmental, Social, and Governance (ESG) matters could have a material adverse impact on our reputation and, as a result, our business.

There is an increased focus from certain government regulators, investors, customers, associates, business partners and other stakeholders concerning ESG matters.

The expectations related to ESG matters are rapidly evolving, and, from time to time, we announce certain initiatives and goals, related to ESG matters, such as those through our participation in the United Nations Global Compact. We could fail, or be perceived to fail to act responsibly, in our ESG efforts, or we could fail in accurately reporting our progress on such initiatives and goals. In addition, we could be criticized for the speed of adoption of such initiatives or goals, or the scope of such initiatives or goals. As a result, we could suffer negative publicity and our reputation could be adversely impacted, which in turn could have a negative impact on investor perception and our products' acceptance by consumers. This may also impact our ability to attract and retain talent to compete in the marketplace.

There is also uncertainty regarding potential laws, regulations, and policies related to ESG and global environmental sustainability matters, including disclosure obligations and reporting on such matters. Changes in the legal or regulatory environment affecting ESG disclosure, responsible sourcing, supply chain transparency, or environmental protection, among others, including regulations to limit carbon dioxide and other greenhouse gas emissions, to discourage the use of plastic or to limit or to impose additional costs on commercial water use may result in increased costs for us and our business partners, all of which may negatively impact our results of operations, financial condition and cash flows.

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
•Our associates’ actions don’t align with our values and fail to comply with our Code of Business Conduct and Ethics;
•Third parties with which we have a business relationship, including our brand representatives and influencer network, fail to represent our brands in a manner consistent with our brand image or act in a way that harms their reputation;
•Third-party vendors fail to comply with our Vendor Code of Conduct or any third parties with which we have a business relationship with fail to represent our brands in a manner consistent with our brand image;
•Unfavorable media publicity and consumer perception of our products, operations, brand or experience; and
•Our position or perceived lack of position on ESG, public policy or other similar issues and any perceived lack of transparency about those matters.

In addition, in recent years there has been an increase in media platforms, particularly, social media and our use of social media platforms is an important element of our omnichannel marketing efforts. For example, we maintain various social media accounts for our brands, including Instagram, TikTok, Facebook, Twitter and Pinterest accounts. Negative publicity or actions taken by individuals that we partner with, such as brand representatives, influencers or our associates, that fail to represent our brands in a manner consistent with our brand image or act in a way that harms their reputation, whether through our social media accounts or their own, could harm our brand reputation and materially impact our business. Social media also allows for anyone to provide public feedback, which could influence perceptions of our brands and reduce demand for our merchandise.

Damage to our reputation and loss of consumer confidence for these or any other reasons could lead to adverse consumer actions, including boycotts, have negative impacts on investor perception and could impact our ability to attract and retain the talent necessary to compete in the marketplace, all of which could have a material adverse impact on our business, as well as require additional resources to rebuild our reputation.

If our information technology systems are disrupted or cease to operate effectively, it could have a material adverse impact on our business.

Abercrombie & Fitch Co.	17	2022 Form 10-K

We rely heavily on our information technology systems in both our customer-facing and corporate operations to: operate our websites and mobile apps; record and process transactions; respond to customer inquiries; manage inventory; purchase, sell and ship merchandise on a timely basis; maintain cost-efficient operations; create a customer relationship management database through our loyalty programs; and complete other customer-facing and business objectives. Given the significant number of transactions that are completed annually, it is vital to maintain constant operation of our computer hardware, telecommunication systems and software systems, and maintain data security. Despite efforts to prevent such an occurrence, our information technology systems may be vulnerable, from time to time, to damage or interruption from computer viruses, power interruptions or outages or other system failures, third-party intrusions, inadvertent or intentional breaches by our associates or third-party service providers, and other technical malfunctions. If our systems are damaged, fail to function properly, or are obsolete in comparison to those of our competition, we may have to make monetary investments to repairs or replace the systems and we could endure delays in our operations. We have made and expect to continue to make significant monetary investments and devote significant attention to modernizing our core systems, and the effectiveness of these investments can be less predictable than others and may fail to provide the expected benefits.

We regularly evaluate our information technology systems and requirements to ensure appropriate functionality and use in response to business demands. For example, we have started a multi-year process of upgrading our merchandising enterprise resource planning ("ERP") system. We are aware of the inherent risks associated with replacing and modifying these systems, including inaccurate system information, system disruptions and user acceptance and understanding. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade or replace our systems could impact our ability to effectively manage and maintain our inventory, to ship products to customers on a timely basis, and may cause information to be lost or delayed, including data related to customer orders. Such a loss or delay, especially if the disruption or slowdown occurred during our peak selling seasons, could have a material adverse effect on our results of operations. In addition the upgrading of our ERP system requires significant financial and operational investments, and such investments may not provide the anticipated benefits or desired rates of returns.

We may be exposed to risks and costs associated with cyber-attacks, data protection, credit card fraud and identity theft that could have a material adverse impact on our business.

In the standard course of business, we receive and maintain confidential information about customers, associates and other third parties. In addition, third parties also receive and maintain certain confidential information. The protection of this information is critical to our business and subjects us to numerous laws, rules and regulations domestically and in foreign jurisdictions. The retail industry in particular has been the target of many cyber-attacks and it is possible that an individual or group could defeat our security measures, or those of a third-party service provider, and access confidential information about our business, customers and associates. Further, like other companies in the retail industry, during the ordinary course of business, we and our vendors have in the past experienced, and we expect to continue to experience, cyber-attacks of varying degrees and types, including phishing, and other attempts to breach, or gain unauthorized access to, our systems. To date, cyber attacks have not had a material impact on our operations, but we cannot provide assurance that cyber attacks will not have a material impact in the future.

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

Furthermore, the global regulatory environment is increasingly complex and demanding with frequent new and changing requirements surrounding information security and privacy, including new regulations applicable to public companies in the United States, China’s Cybersecurity Law, the California Consumer Privacy Act, and the European Union’s General Data Protection Regulation. We may incur significant costs related to compliance with these laws and failure to comply with these regulatory standards, and others, could have a material adverse impact on our business.

We have also implemented a flexible work policy allowing most of our corporate associates to work remotely, from time to time, as have certain of our third-party vendors. Offsite working by associates, which requires increased use of public internet connection, and use of office equipment off premises may make our business more vulnerable to cybersecurity breach attempts, phishing and other scams, fraud, money laundering, theft and other criminal activity.

If we, or a third-party partner, were to fall victim to a successful cyber-attack or suffer intentional or unintentional data and security breaches by associates or third-parties, it could have a material adverse impact on our business, especially an event that compromises customer data or results in the unauthorized release of confidential business or customer information. In addition, if we are unable to avert a denial of service attack that renders our website inoperable, it could result in negative consequences, such as lost sales and customer dissatisfaction. Additional negative consequences that could result from these and similar events may include, but are not limited to:

Abercrombie & Fitch Co.	18	2022 Form 10-K

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
•increased insurance premiums, or the ability to obtain insurance on commercially reasonable terms;
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

Our distribution center operations are susceptible to local and regional factors, such as system failures, accidents, labor disputes, economic and weather conditions, natural disasters, significant power interruptions or outages, demographic and population changes, and other unforeseen events and circumstances. We rely on our distribution centers to manage the receipt, storage, sorting, packing and distribution of our merchandise. If our distribution centers are not adequate to support our operations, including as a result of capacity constraints in response to an increase in digital sales, the increased rate of merchandise returns, we could experience adverse impacts such as shipping delays and or customer dissatisfaction. In addition, if our distribution operations were disrupted due to, for example, labor shortages, natural disasters or power interruptions or outages, and we were unable to relocate operations or find other property adequate for conducting business, our ability to replace inventory in our stores and process digital and third-party orders could be interrupted, potentially resulting in adverse impacts to sales or increased costs. Refer to “ITEM 1. BUSINESS,” for a listing of certain distribution centers on which we rely.

Changes in the cost, availability and quality of raw materials, transportation and labor, including changes due to trade relations could have a material adverse impact on our business.

Changes in the cost, availability and quality of the fabrics or other raw materials used to manufacture our merchandise could have a material adverse effect on our cost of sales, or our ability to meet customer demand. The prices for such fabrics depend largely on the market prices for the raw materials used to produce them, particularly cotton. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields, weather patterns and other unforeseen events. For example, significant inflationary pressures have and may continue to impact the cost of labor, cotton and other raw materials. Increased global uncertainty has also impacted and may in the future impact the cost, availability and quality of the fabrics or other raw materials used to manufacture our merchandise, and compliance with sanctions, customs trade orders and sourcing laws, such as those issued by the U.S. government related to the ongoing conflict in Ukraine and entities and individuals connected to China’s Xinjiang Uyghur Autonomous Region, could impact the price of cotton in the marketplace and the global supply chain.

Fluctuations in the cost of transportation could also have a material adverse effect on our cost of sales and ability to meet customer demand. We primarily use seven contract carriers to ship merchandise and related materials to our North American customers, and several contract carriers for our international customers. If the shipping operations of these third parties were disrupted, and we are unable to respond in a quick and efficient manner, our ability to replace inventory in our stores and process digital and third-party orders could be interrupted, potentially resulting in adverse impacts to sales or increased costs. Furthermore, we are susceptible to increases in fuel costs which may increase the cost of distribution. If we are not able to pass this cost on to our customers, our financial condition and results of operations could be adversely affected.

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

Abercrombie & Fitch Co.	19	2022 Form 10-K

We depend upon independent third parties for the manufacture and delivery of all our merchandise, and a disruption of the manufacture or delivery of our merchandise could have a material adverse impact on our business.

We do not own or operate any manufacturing facilities. As a result, the continued success of our operations is tied to our timely receipt of quality merchandise from third-party manufacturers. We source the majority of our merchandise outside of the U.S. through arrangements with approximately 119 vendors, primarily located in southeast Asia. Political, social or economic instability in the regions in which our manufacturers are located could cause disruptions in trade, including exports to the U.S. In addition, the inability of vendors to access liquidity, or the insolvency of vendors, could lead to their failure to deliver merchandise to us. A manufacturer’s inability to ship orders in a timely manner or meet our quality standards could cause delays in responding to consumer demand and negatively affect consumer confidence or negatively impact our competitive position, any of which could have a material adverse effect on our financial condition and results of operations.

All factories that we partner with are contractually required to adhere to the Company’s Vendor Code of Conduct, go through social audits which include on-site walk-throughs to appraise the physical working conditions and health and safety practices, and review payroll and age documentation. If these factories are unwilling or not able to meet the standards set forth within the Company’s Vendor Code of Conduct, it could limit the options available to us and could result in an increase of costs of manufacturing, which we may not be able to pass on to our customers.

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

Our executive officers closely supervise all aspects of our operations, have substantial experience and expertise in the retail business and have an integral role in the growth and success of our brands. If we were to lose the benefit of the involvement of our executive officers or other personnel, without adequate succession plans, our business could be adversely affected.

In addition, if we are unable to attract and retain talent at the associate level, our business could be adversely impacted. Competition for such qualified talent is intense, and we cannot be sure that we will be able to attract, retain and develop a sufficient number of qualified individuals in future periods. In addition, we cannot guarantee that we will be able to find adequate temporary or seasonal personnel to staff our operations when needed. For example, as automation, artificial intelligence and similar technological advancements continue to evolve, we may need to compete for talent that is familiar with these advancements in technologies in order to compete effectively with our industry peers. If we are not successful in these efforts, our business may be adversely affected.

If we are not successful in these efforts or fail to successfully execute against the key human capital management initiatives discussed in “ITEM 1. BUSINESS,” our business could be adversely impacted.

If we identify a material weakness in our internal control over financial reporting, fail to remediate a material weakness, or fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

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

If we fail to remediate a material weakness, or are otherwise unable to maintain effective internal control over financial reporting, management could be required to expend significant resources. Additionally, we could fail to meet our public reporting requirements on a timely basis, and be subject to fines, penalties, investigations or judgements, all of which could negatively affect investor confidence and adversely impact our stock price.

Abercrombie & Fitch Co.	20	2022 Form 10-K

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

In the past, tax law has been enacted, domestically and abroad, impacting our current or future tax structure and effective tax rate, such as the Inflation Reduction Act in the U.S. Tax law may be enacted in the future, domestically or abroad, that impacts our current or future tax structure and effective tax rate.

Litigation and any future stockholder activism, could have a material adverse impact on our business.

We, along with third parties we do business with, are involved, from time to time, in litigation arising in the ordinary course of business. Litigation matters may include, but are not limited to, contract disputes, employment-related actions, labor relations, commercial litigation, intellectual property rights, product safety, environmental matters and shareholder actions.

Litigation, in general, may be expensive and disruptive. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, we could, from time to time, incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations and, depending on the nature of the allegations, could negatively impact our reputation. Additionally, defending against these legal proceedings may involve significant expense and diversion of management’s attention and resources.

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

Failure to adequately protect our trademarks or otherwise defend intellectual property could have a negative impact on our brand image and limit our ability to penetrate new markets which could have a material adverse impact on our business.

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

Abercrombie & Fitch Co.	21	2022 Form 10-K

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

We are subject to numerous domestic and foreign laws and regulations, including those related to customs, truth-in-advertising, securities, consumer protection, general privacy, health information privacy, identity theft, online privacy, general employment, employee health and safety, minimum wages, unsolicited commercial communication and zoning and occupancy laws, as well as ordinances that regulate retailers generally and/or govern the importation, intellectual property, promotion and sale of merchandise and the operation of retail stores, digital operations and distribution centers. If these laws and regulations were to change, or were violated by our management, associates, suppliers, vendors or other parties with whom we do business, the costs of certain merchandise could increase, or we could experience delays in shipments of our merchandise, be subject to fines or penalties, temporary or permanent store closures, or increased regulatory scrutiny or suffer reputational harm, which could reduce demand for our merchandise and adversely affect our business and results of operations. Any changes in regulations, the imposition of additional regulations, or the enactment of any new or more stringent legislation including the areas referenced above, could adversely affect our business and results of operations.

Laws and regulations at the local, state, federal and various international levels frequently change, and the ultimate cost of compliance cannot be precisely estimated. Changes in the legal or regulatory environment affecting responsible sourcing, supply chain transparency, or environmental protection, among others, may result in increased compliance costs for us and our business partners. Additionally, we may face regulatory challenges in complying with applicable global sanctions and trade regulations and reputational challenges with our consumers and other stakeholders if we are unable to sufficiently verify the origins of material sourced for the manufacture of our products.

In addition, we are subject to a variety of regulatory and reporting requirements, including, but not limited to, those related to corporate governance and public disclosure. Stockholder activism, the current political environment, financial reform legislation, government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations. New requirements or changes in current regulatory reporting requirements may introduce additional complexities, lead to additional compliance costs, divert management’s time and attention from strategic business activities, and could have a significant effect on our reported results for the affected periods. Failure to comply with such regulations could result in fines, penalties, or lawsuits and could have a material adverse impact on our business.

The agreements related to A&F Management’s senior secured asset-based revolving credit facility and senior secured notes include restrictive covenants that limit our flexibility in operating our business and our inability to obtain additional credit on reasonable terms in the future could have an adverse impact on our business.

The Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) of Abercrombie & Fitch Management Co. (“A&F Management”), a wholly-owned indirect subsidiary of A&F, provides for a senior secured asset-based revolving credit facility of up to $400 million (the “ABL Facility”), which matures on April 29, 2026. A&F Management’s senior secured notes (the “Senior Secured Notes””) have a fixed 8.75% interest rate and mature on July 15, 2025. The agreements related to the ABL Facility and the Senior Secured Notes contain restrictive covenants that, subject to specified exemptions, restrict, among other things, the ability of the Company and its subsidiaries to: incur, assume or guarantee additional indebtedness; grant or incur liens; sell or otherwise dispose of assets, including capital stock of subsidiaries; make investments in certain subsidiaries; pay dividends or make distributions on our capital stock; redeem or repurchase capital stock; change the nature of our business; and consolidate or merge with or into, or sell substantially all of the assets of the Company or A&F Management to another entity.

Abercrombie & Fitch Co.	22	2022 Form 10-K

If an event of default under either related agreement occurs, any outstanding obligations under the Senior Secured Notes and the ABL Facility could be declared immediately due and payable or the lenders or noteholders could foreclose on or exercise other remedies with respect to the assets securing the indebtedness under the Senior Secured Notes and the ABL Facility. In addition, there is no assurance that we would have the cash resources available to repay such accelerated obligations. Moreover, the Senior Secured Notes and ABL Facility are secured by certain of our real property, inventory, intellectual property, general intangibles and receivables, among other things, and lenders may exercise remedies against the collateral in an event of default.

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

Abercrombie & Fitch Co.	23	2022 Form 10-K

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s global headquarters are located on a campus-like setting in New Albany, Ohio, which is owned by the Company. The Company’s global headquarters also include company-owned distribution centers that support distribution to all domestic stores and the majority of domestic digital orders. The Company also leases property for its regional headquarters located in London, United Kingdom and Shanghai, China. In addition, the Company owns or leases facilities both domestically and internationally to support the Company’s operations, such as its distribution centers and various support centers.

The Company does not believe any individual regional headquarters, third-party distribution center or support center lease is material as, if necessary or desirable to relocate an operation, other suitable property could be found. These properties are utilized by both of the Company’s operating segments and are currently suitable and adequate for conducting the Company’s business.

As of January 28, 2023, the Company operated 762 retail stores across its brands. The Company does not believe that any individual store lease is material; however, certain geographic areas may have a higher concentration of store locations.

Item 3. Legal Proceedings

For information regarding legal proceedings, see Note 18 “CONTINGENCIES” to the Consolidated Financial Statements included in this Annual report on Form 10-K. The Company’s accrued charges for certain legal contingencies are classified within accrued expenses on the Consolidated Balance Sheets included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” of this Annual Report on Form 10-K.

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

Item 4. Mine Safety Disclosures

Not applicable.

Abercrombie & Fitch Co.	24	2022 Form 10-K

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

A&F’s Class A Common Stock, $0.01 par value (“Common Stock”) is traded on the New York Stock Exchange under the symbol “ANF.” As of March 24, 2023, there were approximately 2,600 stockholders of record. However, when including investors holding shares of Common Stock in broker accounts under street name, A&F estimates that there were approximately 38,000 stockholders.

Performance Graph

The following graph shows the changes, over the five-year period ended January 28, 2023 (the last day of A&F’s Fiscal 2022) in the value of $100 invested in (i) shares of Common Stock; (ii) Standard & Poor’s 500 Stock Index (the “S&P 500”); and (iii) Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail”), including reinvestment of dividends. The plotted points represent the closing price on the last trading day of the fiscal year indicated.

PERFORMANCE GRAPH (1)
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among A&F, the S&P 500 Index and the S&P Apparel Retail Index

$250
$200
$150
$100
$50
$0
02/03/18
02/02/19
02/01/20
01/30/21
01/29/22
01/28/23
Abercrombie & Fitch Co.
S&P 500
S&P Apparel Retail

	02/03/18	02/02/19	02/01/20	01/30/21	01/29/22	01/28/23
A&F	$100.00	$107.93	$86.44	$123.98	$196.10	$146.77
S&P 500	100.00	99.93	121.46	142.39	172.28	160.83
S&P Apparel Retail	100.00	113.06	131.73	143.75	159.17	190.20

*    $100 invested on February 03, 2018, including reinvestment of dividends.
Copyright© 2023 Standard & Poor’s, a division of S&P Global. All rights reserved.

(1)     This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or to the liabilities of Section 18 of the Exchange Act, except to the extent that A&F specifically requests that the performance graph be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

Abercrombie & Fitch Co.	25	2022 Form 10-K

Equity Securities
The following table provides information regarding the purchase of shares of Common Stock made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during each fiscal month of the thirteen weeks ended January 28, 2023:

Period (fiscal month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (3)
October 30, 2022 through November 26, 2022	—	$—	—	$232,184,768
November 27, 2022 through December 31, 2022	1,444	18.86	—	232,184,768
January 1, 2023 through January 28, 2023	—	—	—	232,184,768
Total	1,444	—	—	232,184,768

(1)An aggregate of 1,444 shares of A&F’s Common Stock purchased during the thirteen weeks ended January 28, 2023 were withheld for tax payments due upon the vesting of employee restricted stock units and exercise of employee stock appreciation rights.
(2)On November 23, 2021, we announced that the Board of Directors approved a new $500 million share repurchase authorization, replacing the prior 2021 share repurchase authorization of 10.0 million shares, which had approximately 3.9 million shares remaining available
(3)The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 2 above. The shares may be purchased, from time to time, depending on business and market conditions.

Dividends

In May 2020, the Company announced that it had suspended its dividend program in order to preserve liquidity and maintain financial flexibility in light of the COVID-19 pandemic. The Company’s dividend program remains suspended. The Company may in the future review its dividend program to determine, in light of facts and circumstances at that time, whether and when to reinstate. Any dividends are declared at the discretion of the Board of Directors. The Board of Directors reviews and establishes a dividend amount, if at all, based on A&F’s financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors and any restrictions under the Company’s agreements related to the Senior Secured Notes and the ABL Facility. There can be no assurance that the Company will pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

Item 6. [Reserved]

Abercrombie & Fitch Co.	26	2022 Form 10-K

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) generally discusses our results of operations for Fiscal 2022 and Fiscal 2021 and provides comparisons between such fiscal years. For discussion and comparison of Fiscal 2021 and Fiscal 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2021, filed with the SEC on March 28, 2022. This MD&A should be read together with the Company’s audited Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” to which all references to Notes in MD&A are made.

INTRODUCTION

MD&A is provided as a supplement to the accompanying Consolidated Financial Statements and notes thereto to help provide an understanding of the Company’s results of operations, financial condition, and liquidity. MD&A is organized as follows:
•Overview. A general description of the Company’s business and certain segment information, and an overview of key performance indicators reviewed by management in assessing the Company’s results.
•Current Trends and Outlook. A discussion of the Company’s long-term plans for growth and a summary of the Company’s performance over recent years, primarily Fiscal 2022 and Fiscal 2021.
•Results of Operations. An analysis of certain components of the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income for Fiscal 2022 as compared to Fiscal 2021.
•Liquidity and Capital Resources. A discussion of the Company’s financial condition, changes in financial condition and liquidity as of January 28, 2023, which includes (i) an analysis of changes in cash flows for Fiscal 2022 as compared to Fiscal 2021, (ii) an analysis of liquidity, including availability under the Company’s credit facility, and outstanding debt and covenant compliance and (iii) a summary of contractual and other obligations as of January 28, 2023.
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
•Non-GAAP Financial Measures. MD&A provides a discussion of certain financial measures that have been determined to not be presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”). This section includes certain reconciliations between GAAP and non-GAAP financial measures and additional details on non-GAAP financial measures, including information as to why the Company believes the non-GAAP financial measures provided within MD&A are useful to investors.

Abercrombie & Fitch Co.	27	2022 Form 10-K

OVERVIEW

Business Summary

The Company is a global, digitally-led omnichannel retailer. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids, which are sold primarily through its digital channels and Company-owned stores, as well as through various third-party arrangements. The Company’s two brand-based operating segments are Hollister, which includes the Company’s Hollister, Gilly Hicks and Social Tourist brands, and Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. These five brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style. The Company operates primarily in North America, Europe, Middle East and Asia.

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

Key Performance Indicators

The following measurements are among the key performance indicators reviewed by the Company’s management in assessing the Company’s results:

•Changes in net sales and comparable sales;
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
•Cash flow and liquidity measures, such as the Company’s working capital, operating cash flow, and free cash flow;
•Inventory metrics, such as inventory turnover;
•Return on invested capital and return on equity;
•Store metrics, such as net sales per gross square foot, and store four-wall operating margins;
•Digital and omnichannel metrics, such as total shipping expense as a percentage of digital sales, and certain metrics related to our purchase-online-pickup-in-store and order-in-store programs;
•Transactional metrics, such as traffic and conversion, performance across key product categories, average unit retail (“AUR’), average unit cost (“AUC”), average units per transaction and average transaction values, return rates; and
•Customer-centric metrics such as customer satisfaction, customer retention and acquisition, and certain metrics related to the loyalty programs.

While not all of these metrics are disclosed publicly by the Company due to the proprietary nature of the information, the Company discusses many of these metrics within this MD&A.

Abercrombie & Fitch Co.	28	2022 Form 10-K

CURRENT TRENDS AND OUTLOOK

Focus Areas for Fiscal 2023

The Company remains committed to, and confident in, its long-term vision of being a digitally-led global omnichannel apparel retailer and continues to evaluate opportunities to make progress toward initiatives that support this vision.

During the second quarter of Fiscal 2022, the Company announced its Always Forward Plan, which outlines the Company’s long-term strategy and goals, including growing shareholder value. The Always Forward Plan is anchored on three strategic growth principles, which are to:
•Execute focused brand growth plans;
•Accelerate an enterprise-wide digital revolution; and
•Operate with financial discipline.

The following focus areas for Fiscal 2023 serve as a framework for the Company achieving sustainable growth and progressing toward the Always Forward Plan:
•Execute brand growth plans
•Drive Abercrombie brands through marketing and store investment;
•Optimize the Hollister product and brand voice to enable second half growth; and
•Support Gilly Hicks growth with an evolved assortment mix
•Accelerate an enterprise-wide digital revolution
•Complete current phase of our modernization efforts around key data platforms;
•Continue to progress on our multi-year ERP transformation and cloud migration journey; and
•Improve our digital and app experience across key parts of the customer journey
•Operate with financial discipline
•Maintain appropriately lean inventory levels that put Abercrombie and Hollister in a position to chase inventory throughout the year; and
•Properly balance investments, inflation and efficiency efforts to improve profitability

Supply Chain Disruptions, Impact of Inflation and COVID-19

The current economic environment remained challenging in Fiscal 2022. The COVID-19 pandemic and its effects on the global economy continued to impact the Company’s operations in Fiscal 2022, including through temporary store closures. While trends in the severity of new cases of COVID-19 in the U.S. improved throughout Fiscal 2022, caseloads have periodically increased in certain global regions, most notably, in the APAC region in conjunction with the easing of strict lockdowns and zero-tolerance policy shutdowns in China.

In addition, while the direct impacts of the COVID-19 pandemic have shown signs of abatement, the Company has experienced various other adverse impacts in the current economic environment, including supply chain disruptions, inflationary pressures including higher freight and labor costs, labor shortages, and weak store traffic.

During the latter half of Fiscal 2021, the Company increased its air freight usage in response to inventory delays imposed by temporary factory closures in Vietnam. This disruption and the associated increased costs adversely impacted the Company through Fiscal 2022. To mitigate supply chain constraints and higher freight rates, the Company took certain mitigating actions in early Fiscal 2022 that included scheduling earlier inventory receipts to allow for longer lead times, expanding its number of freight vendors, and reducing air freight usage where appropriate. Freight costs began to stabilize in the latter half of Fiscal 2022 compared with the elevated air freight rates and usage in 2021. While freight costs are stabilizing and supply chain constraints are waning, further mitigating actions may be needed in Fiscal 2023, particularly if supply chain constraints and/or transportation delays begin to reappear.

The Company has also experienced significant inflationary pressures with respect to labor, cotton and other raw materials and other costs. Inflation can have a long-term impact on the Company because increasing costs may impact its ability to maintain satisfactory margins. The Company may be unsuccessful in passing these increased costs on to the customer through higher AUR. Furthermore, increases in inflation may not be matched by growth in consumer income, which also could have a negative impact on discretionary spending. In periods of perceived or actual unfavorable economic conditions, consumers may reallocate available discretionary spending, which may adversely impact demand for our products.

The adverse consequences of the pandemic and of the current economic environment continue to impact the Company and may persist for some time. The Company will continue to assess impacts on its operations and financial condition, and will respond as it deems appropriate.

For further information about how changes in global economic and financial conditions as well as continued impacts from COVID-19 could impact our operations, refer to  “ITEM 1A. RISK FACTORS,” of this Annual Report on Form 10-K.

Abercrombie & Fitch Co.	29	2022 Form 10-K

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

Global Store Network Optimization

The Company has a goal of opening smaller, omni-enabled stores that cater to local customers. The Company continues to use data to inform its focus on aligning store square footage with digital penetration and the Company delivered new store experiences across brands during Fiscal 2022 and Fiscal 2021. Details related to these new store experiences follow:

Type of new store experience	Fiscal 2022	Fiscal 2021
New stores	59	38
Remodels	1	2
Right-sizes	8	5
Total	68	45

For the first time in more than a decade, the Company was a net store opener for the year. During Fiscal 2022, the Company opened 59 new stores, while closing 26 stores. Future closures could be completed through natural lease expirations, while certain other leases include early termination options that can be exercised under specific conditions. The Company may also elect to exit or modify other leases, and could incur charges related to these actions.

The actions taken in Fiscal 2022, combined with ongoing digital sales growth, are expected to continue to transform the Company's operating model and position the Company for the future.

Additional details related to store count and gross square footage follow:

	Hollister (1)		Abercrombie (2)		Total Company (3)
	United States	International	United States	International	United States	International	Total
Number of stores:
January 29, 2022	351	154	173	51	524	205	729
New	33	5	13	8	46	13	59
Closed	(4)	(10)	(6)	(6)	(10)	(16)	(26)
January 28, 2023	380	149	180	53	560	202	762

Gross square footage (in thousands):
January 29, 2022	2,312	1,212	1,161	367	3,473	1,579	5,052
January 28, 2023	2,425	1,154	1,152	337	3,577	1,491	5,068
(1)Hollister includes the Company’s Hollister and Gilly Hicks brands. Locations with Gilly Hicks carveouts within Hollister stores are represented as a single store count. Excludes 12 and 9 international franchise stores as of January 28, 2023 and January 29, 2022, respectively. Excludes 16 Company-operated temporary stores as of January 28, 2023 and 14 Company-operated temporary stores as of January 29, 2022.
(2)Abercrombie includes the Company’s Abercrombie & Fitch and abercrombie kids brands. Locations with abercrombie kids carveouts within Abercrombie & Fitch stores are represented as a single store count. Excludes 23 international franchise stores as of January 28, 2023 and 14 international franchise stores as of January 29, 2022. Excludes three Company-operated temporary stores as of January 28, 2023 and five Company-operated temporary stores as of January 29, 2022.
(3)This store count excludes one international third-party operated multi-brand outlet store as of January 28, 2023.

Impact of Global Events and Uncertainty

As a global multi-brand omnichannel specialty retailer, with operations in North America, Europe and Asia, among other regions management is mindful of macroeconomic risks, global challenges and the changing global geopolitical environment, including the ongoing conflict in Ukraine, which could adversely impact certain areas of the business. As a result management continues to monitor global events. The Company continues to assess the potential impacts that these events and similar events may have on the business in future periods and continues to develop and update contingency plans to assist in mitigating potential impacts. It is possible that the Company’s preparations for such events are not adequate to mitigate their impact, and that these events could further adversely affect its business and results of operations. For a discussion of material risks that have the potential to cause actual results to differ materially from expectations, refer to “ITEM 1A. RISK FACTORS,” included in this Annual Report on Form 10-K.

Abercrombie & Fitch Co.	30	2022 Form 10-K

Summary of Results

A summary of results for Fiscal 2022 and Fiscal 2021 follows:

	GAAP		Non-GAAP (1)
(in thousands, except change in net sales, gross profit rate, operating income margin and per share amounts)	Fiscal 2022	Fiscal 2021	Fiscal 2022	Fiscal 2021
Net sales	$3,697,751	$3,712,768
Change in net sales from the prior fiscal year	—%	19%
Gross profit rate (2)	56.9%	62.3%
Operating income	$92,648	$343,084	$106,679	$355,184
Operating income margin	2.5%	9.2%	2.9%	9.6%
Net income attributable to A&F (3)	$2,816	$263,010	$13,045	$272,689
Net income per diluted share attributable to A&F (3)	$0.05	$4.20	$0.25	$4.35

(1)    Refer to “RESULTS OF OPERATIONS” for details on excluded items. A reconciliation of each non-GAAP financial measure presented in this Annual Report on Form 10-K to the most directly comparable financial measure calculated in accordance with GAAP, as well as a discussion as to why the Company believes that these non-GAAP financial measures are useful to investors, is provided below under “NON-GAAP FINANCIAL MEASURES.”
(2)    Gross profit is derived from cost of sales, exclusive of depreciation and amortization.
(3)    Fiscal 2021 results include $42.5 million of tax benefits due to the release of valuation allowances as a result of the improvement seen in business conditions. Refer to Note 11, “INCOME TAXES.”

Certain components of the Company’s Consolidated Balance Sheets as of January 28, 2023 and January 29, 2022 and Consolidated Statements of Cash Flows for Fiscal 2022 and Fiscal 2021 were as follows:

(in thousands)
Balance Sheets data	January 28, 2023	January 29, 2022
Cash and equivalents	$517,602	$823,139
Gross borrowings outstanding, carrying amount	299,730	307,730
Inventories	505,621	525,864
Statements of Cash Flows data	Fiscal 2022	Fiscal 2021
Net cash (used for) provided by operating activities	$(2,343)	$277,782
Net cash used for investing activities	(140,675)	(96,979)
Net cash used for financing activities	(155,329)	(446,898)

Abercrombie & Fitch Co.	31	2022 Form 10-K

RESULTS OF OPERATIONS

The estimated basis point (“BPS”) changes disclosed throughout this Results of Operations have been rounded based on the change in the percentage of net sales.

Net Sales

The Company’s net sales by operating segment for Fiscal 2022 and Fiscal 2021 were as follows:

(in thousands)	Fiscal 2022	Fiscal 2021	$ Change	% Change
Hollister	$1,962,885	$2,147,979	$(185,094)	(9)%
Abercrombie	1,734,866	1,564,789	170,077	11%
Total Company	$3,697,751	$3,712,768	$(15,017)	0%

Net sales by geographic area are presented by attributing revenues on the basis of the country in which the merchandise was sold for in-store purchases and the shipping location provided by customers for digital orders. The Company’s net sales by geographic area for Fiscal 2022 and Fiscal 2021 were as follows:

(in thousands)	Fiscal 2022	Fiscal 2021	$ Change	% Change
United States	$2,758,294	$2,652,158	$106,136	4%
EMEA	665,828	755,072	(89,244)	(12)%
APAC	122,367	171,701	(49,334)	(29)%
Other (1)	151,262	133,837	17,425	13%
International	$939,457	$1,060,610	$(121,153)	(11)%
Total Company	$3,697,751	$3,712,768	$(15,017)	0%
(1) Other includes all sales that do not fall within the United States, EMEA, or APAC regions, which are derived primarily in Canada.

For Fiscal 2022, net sales were essentially flat as compared to Fiscal 2021, with a year-over year increase in AUR, offset by the adverse impact of foreign currency exchange rates. While sales in the United States grew 4% compared to Fiscal 2021, this was more than offset by an 11% decline in International, with continued softness in the APAC and EMEA regions.

Cost of Sales, Exclusive of Depreciation and Amortization

	Fiscal 2022		Fiscal 2021
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$1,593,213	43.1%	$1,400,773	37.7%	540

For Fiscal 2022, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased approximately 540 basis points as compared to Fiscal 2021. The year-over-year increase was primarily driven by 520 basis points of higher freight and raw material costs and 40 basis points from the adverse impact of exchange rates, partially offset by higher average unit retail.

Gross Profit, Exclusive of Depreciation and Amortization

	Fiscal 2022		Fiscal 2021
		% of Net Sales		% of Net Sales	BPS Change
Gross profit, exclusive of depreciation and amortization	$2,104,538	56.9%	$2,311,995	62.3%	(540)

Abercrombie & Fitch Co.	32	2022 Form 10-K

Stores and Distribution Expense

	Fiscal 2022		Fiscal 2021
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Stores and distribution expense	$1,482,931	40.1%	$1,428,323	38.5%	160

For Fiscal 2022, stores and distribution expense increased 4% as compared to Fiscal 2021, primarily driven by a $40 million increase in digital fulfillment expense, reflecting higher shipping and handling and other fulfillment expenses, including costs associated with a new third-party fulfillment facility in the United States.

Marketing, General and Administrative Expense

	Fiscal 2022		Fiscal 2021
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Marketing, general and administrative expense	$517,602	14.0%	$536,815	14.5%	(50)

For Fiscal 2022, marketing, general and administrative expense decreased 4% as compared to Fiscal 2021, primarily driven by a $26 million reduction in marketing and advertising expenses, as well as $26 million in lower incentive-based compensation. These amounts were partially offset by $23 million in higher payroll and $6 million in higher consulting and information technology expense.

Asset Impairment

	Fiscal 2022		Fiscal 2021
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Asset impairment	$14,031	0.4%	$12,100	0.3%	10
Excluded items:
Asset impairment charges (1)	(14,031)	(0.4)%	(12,100)	(0.3)%	(10)
Adjusted non-GAAP asset impairment, exclusive of flagship store exit charges	$—	0.0%	$—	0.0%	—
(1)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Refer to Note 8, “ASSET IMPAIRMENT,” for further discussion.

Other Operating Income, Net

	Fiscal 2022		Fiscal 2021
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Other operating income, net	$2,674	0.1%	$8,327	0.2%	(10)

For Fiscal 2022, other operating income, net, decreased as compared to Fiscal 2021, primarily due to $5.9 million foreign currency losses recognized in Fiscal 2022.

Operating Income

	Fiscal 2022		Fiscal 2021
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Operating income	$92,648	2.5%	$343,084	9.2%	(670)
Excluded items:
Asset impairment charges (1)	14,031	0.4%	12,100	0.3%	10
Adjusted non-GAAP operating income	$106,679	2.9%	$355,184	9.6%	(670)
(1)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Abercrombie & Fitch Co.	33	2022 Form 10-K

Interest Expense, Net

	Fiscal 2022		Fiscal 2021
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Interest expense	$30,236	0.8%	$37,958	1.0%	(20)
Interest income	(4,604)	(0.1)%	(3,848)	(0.1)%	—
Interest expense, net	$25,632	0.7%	$34,110	0.9%	(20)

For Fiscal 2022, interest expense, net, decreased 25% primarily driven by lower interest paid on a lower average outstanding balance in Fiscal 2022 resulting from current year and prior year debt repurchases, as compared to Fiscal 2021.

Income Tax Expense

	Fiscal 2022		Fiscal 2021
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$56,631	84.5%	$38,908	12.6%
Excluded items:
Tax effect of pre-tax excluded items (1)	3,802		2,421
Adjusted non-GAAP income tax expense	$60,433	74.6%	$41,329	12.9%
(1)    Refer to “Operating Income” for details of pre-tax excluded items. The tax effect of pre-tax excluded items is the difference between the tax provision calculation on a GAAP basis and an adjusted non-GAAP basis. Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

During Fiscal 2022, the Company did not recognize income tax benefits on $136.5 million of pre-tax losses, primarily in Switzerland, resulting in adverse tax impacts of $20.0 million. The primary driver relates to lower sales volume, higher AUC and overall expense deleverage within the APAC and EMEA regions.

During Fiscal 2021, as a result of the improvement seen in business conditions, the Company recognized $42.5 million of tax benefits due to the release of valuation allowances, primarily in the U.S. and Germany, and a discrete tax benefit of $3.9 million due to a rate change in the U.K. The Company did not recognize income tax benefits on $25.3 million of pre-tax losses generated in Fiscal 2021, primarily in Switzerland, resulting in adverse tax impacts of $4.6 million

Refer to Note 11, “INCOME TAXES,” for further discussion on factors that impacted the effective tax rate in Fiscal 2022 and Fiscal 2021.

Net Income Attributable to A&F

	Fiscal 2022		Fiscal 2021
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Net income attributable to A&F	$2,816	0.1%	$263,010	7.1%	(700)
Excluded items, net of tax (1)	10,229	0.3%	9,679	0.3%	—
Adjusted non-GAAP net income attributable to A&F (2)	$13,045	0.4%	$272,689	7.3%	(690)
(1)    Excludes items presented above under “Operating Income,” and “Income Tax Expense.”

Net Income Per Diluted Share Attributable to A&F

	Fiscal 2022	Fiscal 2021	$ Change
Net income per diluted share attributable to A&F	$0.05	$4.20	$(4.15)
Excluded items, net of tax (1)	0.20	0.15	0.05
Adjusted non-GAAP net income per diluted share attributable to A&F	$0.25	$4.35	$(4.10)
Impact from changes in foreign currency exchange rates	—	(0.36)	0.36
Adjusted non-GAAP net income per diluted share attributable to A&F on a constant currency basis(2)	$0.25	$3.99	$(3.74)
(1)    Excludes items presented above under “Operating Income,” and “Income Tax Expense.”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Abercrombie & Fitch Co.	34	2022 Form 10-K

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company’s capital allocation strategy, priorities and investments are reviewed by the Board of Directors considering both liquidity and valuation factors. The Company believes that it will have adequate liquidity to fund operating activities over the next twelve months. The Company monitors financing market conditions and may in the future determine whether and when to amend, modify, or restructure its ABL Facility and/or Senior Secured Notes. For a discussion of the Company’s share repurchase activity and suspended dividend program, please see below under “Share repurchases and dividends.”

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

Over the next twelve months, the Company expects its primary cash requirements to be directed towards prioritizing investments in the business, including the modernization of our retail merchandising systems, and continuing to fund operating activities, including the acquisition of inventory, and obligations related to compensation, marketing, leases and any lease buyouts or modifications it may exercise, taxes and other operating activities.

The Company evaluates opportunities for investments in the business that are in line with initiatives that position the business for sustainable long-term growth that align with its strategic pillars as described within “ITEM 1. BUSINESS - STRATEGY AND KEY BUSINESS PRIORITIES”. Examples of potential investment opportunities include, but are not limited to, new store experiences , and continued investments in its digital and omnichannel initiatives. Historically, the Company has utilized cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as digital and omnichannel investments, information technology, and other projects. For Fiscal 2022, the Company used $164.6 million towards capital expenditures, up from $97.0 million of capital expenditures in Fiscal 2021. Total capital expenditures for Fiscal 2023 are expected to be approximately $160 million.

Share Repurchases and Dividends

In November 2021, the Board of Directors approved a $500 million share repurchase authorization, replacing the prior 2021 share repurchase authorization of 10.0 million shares, which had approximately 3.9 million shares remaining available. During Fiscal 2022, the Company repurchased 4.8 million shares for approximately $126 million.

Historically, the Company has repurchased shares of its Common Stock, from time to time, dependent on market and business conditions, with the objectives of returning excess cash to shareholders and offsetting dilution from issuances of Common Stock associated with the exercise of employee stock appreciation rights and the vesting of restricted stock units. Shares may be repurchased in the open market, including pursuant to any trading plans established in accordance with Rule 10b5-1 of the Exchange Act, through privately negotiated transactions or other transactions or by a combination of such methods. Refer to “ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES” of this Annual Report on Form 10-K for the amount remaining available for repurchase under the Company’s publicly announced stock repurchase authorization.

In May 2020, the Company announced that it had suspended its dividend program in order to preserve liquidity and maintain financial flexibility in light of the COVID-19 pandemic. The Company may in the future review its dividend program to determine, in light of facts and circumstances at that time, whether and when to reinstate. Any dividends are declared at the discretion of the Board of Directors. The Board of Directors reviews and establishes a dividend amount, if at all, based on A&F’s financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors, including any restrictions under the Company’s agreements related to the Senior Secured Notes and the ABL Facility. There can be no assurance that the Company will declare and pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

Abercrombie & Fitch Co.	35	2022 Form 10-K

Credit Facility and Senior Secured Notes

During Fiscal 2022, A&F Management purchased $8.0 million of outstanding Senior Secured Notes and incurred a $0.1 million gain on extinguishment of debt, recognized in interest expense, net on the Consolidated Statements of Operations and Comprehensive (Loss) Income. As of January 28, 2023, the Company had $299.7 million of gross indebtedness outstanding under the Senior Secured Notes.

In addition, the Amended and Restated Credit Agreement continues to provide for the ABL Facility, which is a senior secured asset-based revolving credit facility of up to $400 million. On March 15, 2023, the Company entered into the First Amendment to the Amended and Restated Credit Agreement to eliminate LIBO rate based loans and to use the current market definitions with respect to the Secured Overnight Financing Rate (“SOFR”)”, as well as to make other conforming changes.

The Company did not have any borrowings outstanding under the ABL Facility as of January 28, 2023 or as of January 29, 2022.

Details regarding the remaining borrowing capacity under the ABL Facility as of January 28, 2023 follow:

(in thousands)	January 28, 2023
Loan cap	$387,425
Less: Outstanding stand-by letters of credit	(602)
Borrowing capacity	386,823
Less: Minimum excess availability (1)	(38,743)
Borrowing capacity available	$348,080
(1)    The Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility.

Refer to Note 12, “BORROWINGS,” for additional information.

Income Taxes

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S., without incurring additional U.S. federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019 are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds may be repatriated without incurring additional tax expense.

As of January 28, 2023, $226.5 million of the Company’s $517.6 million of cash and equivalents were held by foreign affiliates.

Refer to Note 11, “INCOME TAXES,” for additional details regarding the impact certain events related to the Company’s income taxes had on the Company’s Consolidated Financial Statements.

Analysis of Cash Flows

The table below provides certain components of the Company’s Consolidated Statements of Cash Flows for Fiscal 2022 and Fiscal 2021:

(in thousands)	Fiscal 2022	Fiscal 2021
Cash and equivalents, and restricted cash and equivalents, beginning of period	$834,368	$1,124,157
Net cash (used for) provided by operating activities	(2,343)	277,782
Net cash used for investing activities	(140,675)	(96,979)
Net cash used for financing activities	(155,329)	(446,898)
Effects of foreign currency exchange rate changes on cash	(8,452)	(23,694)
Net decrease in cash and equivalents, and restricted cash and equivalents	$(306,799)	$(289,789)
Cash and equivalents, and restricted cash and equivalents, end of period	$527,569	$834,368

Operating activities - For Fiscal 2022 net cash used for operating activities included the acquisition of inventory and increased payments to vendors, including additional rent payments made during the period due to fiscal calendar shifting relative to monthly rent due dates.

Investing activities - For Fiscal 2022, net cash used for investing activities was primarily attributable to capital expenditures of $164.6 million, partially offset by the proceeds from the withdrawal of $12.0 million of excess funds from Rabbi Trust assets and the sale of property and equipment of $11.9 million, as compared to net cash used for investing activities of $97.0 million in Fiscal 2021, primarily attributable to capital expenditures.

Abercrombie & Fitch Co.	36	2022 Form 10-K

Financing activities - For Fiscal 2022, net cash used for financing activities primarily consisted of the repurchase of approximately 4.8 million shares of Common Stock in the open market with a market value of approximately $126 million, as well as the purchase of $8.0 million of outstanding Senior Secured Notes at a slight discount to par. For Fiscal 2021, net cash used for financing activities primarily consisted of the repurchase of approximately 10.2 million shares of Common Stock in the open market with a market value of approximately $377 million. In addition, the Company purchased $42.3 million of its outstanding Senior Secured Notes at a premium of $4.7 million.
Contractual Obligations

As of January 28, 2023, the Company’s contractual obligations were as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$1,084,674	$263,666	$379,625	$270,251	$171,132
Purchase obligations (2)	233,623	194,248	26,353	4,222	8,800
Long-term debt obligations (3)	299,730	—	299,730	—	—
Other obligations (4)	158,992	50,053	61,320	20,745	26,874
Total	$1,777,019	$507,967	$767,028	$295,218	$206,806
(1)Operating lease obligations consist of the Company’s future undiscounted operating lease payments, including future fixed lease payments associated with closed flagship stores. Operating lease obligations do not include variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs. Total variable lease cost was $150.9 million in Fiscal 2022. Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Leases,” and Note 7, “LEASES,” for further discussion.
(2)Purchase obligations primarily consist of non-cancelable purchase orders for merchandise to be delivered during Fiscal 2023 and commitments for fabric expected to be used during upcoming seasons. In addition, purchase obligations include agreements to purchase goods or services, including, but not limited to, information technology, digital and marketing contracts, as well as estimated obligations related to the Company’s 13-year, 100% renewable energy supply agreement for its global home office and Company-owned distribution centers.
(3)Long-term debt obligations consist of principal payments under the Senior Secured Notes. Refer to Note 12, “BORROWINGS,” for further discussion.
(4)Other obligations consists of: interest payments related to the Senior Secured Notes assuming normally scheduled principal payments; estimated asset retirement obligations; known and scheduled payments related to the Company’s deferred compensation and supplemental retirement plans; tax payments associated with the provisional, mandatory one-time deemed repatriation tax on accumulated foreign earnings, net payable over eight years pursuant to the The Tax Cuts and Jobs Act; and minimum contractual obligations related to leases signed but not yet commenced, primarily related to the Company’s stores. Refer to Note 7, “LEASES,” Note 11, “INCOME TAXES,” Note 12, “BORROWINGS,” and Note 16, “SAVINGS AND RETIREMENT PLANS,” for further discussion.

Due to uncertainty as to the amounts and timing of future payments, tax related to uncertain tax positions, including accrued interest and penalties, of $2.5 million as of January 28, 2023 is excluded from the contractual obligations table. Deferred taxes are also excluded in the contractual obligations table. For further discussion, refer to Note 11, “INCOME TAXES.”

As of January 28, 2023, the Company had recorded $3.8 million and $41.3 million of obligations related to its deferred compensation and supplemental retirement plans in accrued expenses and other liabilities on the Consolidated Balance Sheet, respectively. Amounts payable with known payment dates of $15.4 million have been classified in the contractual obligations table based on those scheduled payment dates. However, it is not reasonably practicable to estimate the timing and amounts for the remainder of these obligations, therefore, those amounts have been excluded in the contractual obligations table.

A&F had historically paid quarterly dividends on Common Stock prior to the suspension of the dividend program in May 2020. Because the dividend program remains suspended and the payment of future dividends is subject to determination and approval by the Board of Directors, there are no amounts included in the contractual obligations table related to dividends.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company describes its significant accounting policies in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Recent accounting pronouncements.” The Company reviews recent accounting pronouncements on a quarterly basis and has excluded discussion of those not applicable to the Company and those that did not have, or are not expected to have, a material impact on the Company’s consolidated financial statements.

Abercrombie & Fitch Co.	37	2022 Form 10-K

CRITICAL ACCOUNTING ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts. Since actual results may differ from those estimates, the Company revises its estimates and assumptions as new information becomes available. Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The estimates and assumptions discussed below include those that the Company believes are the most critical to the portrayal of the Company’s financial condition and results of operations.

Policy	Effect if Actual Results Differ from Assumptions
Inventory Valuation
The Company reviews inventories on a quarterly basis. The Company reduces the inventory valuation when the carrying cost of specific inventory items on hand exceeds the amount expected to be realized from the ultimate sale or disposal of the goods, through a lower of cost and net realizable value (“LCNRV”) adjustment.

The LCNRV adjustment reduces inventory to its net realizable value based on the Company’s consideration of multiple factors and assumptions, expected sell-off activity, composition and aging of inventory, historical recoverability experience and risk of obsolescence from changes in economic conditions or customer preferences.
The Company does not expect material changes to the underlying assumptions used to measure the LCNRV estimate as of January 28, 2023. However, actual results could vary from estimates and could significantly impact the ending inventory valuation at cost, as well as gross profit.

An increase or decrease in the LCNRV adjustment of 10% would have affected pre-tax loss by approximately $3.6 million for Fiscal 2022.

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
The Company does not expect material changes in the judgments, assumptions or interpretations used to calculate the tax provision for Fiscal 2023. However, changes in these judgments, assumptions or interpretations may occur and should those changes be significant, they could have a material impact on the Company’s income tax provision. As of the end of Fiscal 2022, the Company had recorded valuation allowances of $130.6 million

Long-lived Assets
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
Store assets that were tested for impairment as of January 28, 2023 and not impaired, had long-lived assets with a net book value of $69.2 million, which included $54.5 million of operating lease right-of-use assets as of January 28, 2023.

Store assets that were previously impaired as of January 28, 2023, had a remaining net book value of $68.4 million, which included $62.3 million of operating lease right-of-use assets, as of January 28, 2023.

If actual results are not consistent with the estimates and assumptions used in assessing impairment or measuring impairment losses, there may be a material impact on the Company’s financial condition or results of operation.

Abercrombie & Fitch Co.	38	2022 Form 10-K

NON-GAAP FINANCIAL MEASURES

This Annual Report on Form 10-K includes discussion of certain financial measures on both a GAAP and a non-GAAP basis. The Company believes that each of the non-GAAP financial measures presented in this “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” is useful to investors as it provides a meaningful basis to evaluate the Company’s operating performance excluding the effect of certain items that the Company believes do not reflect its future operating outlook, such as certain asset impairment charges, therefore supplementing investors’ understanding of comparability of operations across periods. Management used these non-GAAP financial measures during the periods presented to assess the Company’s performance and to develop expectations for future operating performance. These non-GAAP financial measures should be used as a supplement to, and not as an alternative to, the Company’s GAAP financial results, and may not be calculated in the same manner as similar measures presented by other companies.
Excluded Items

The following financial measures are disclosed on a GAAP basis and on an adjusted non-GAAP basis excluding the following items, as applicable:

Financial measures (1)	Excluded items
Asset impairment	Certain asset impairment charges
Operating income (loss)	Certain asset impairment charges
Income tax expense (2)	Tax effect of pre-tax excluded items
Net income (loss) and net income (loss) per share attributable to A&F (2)	Pre-tax excluded items and the tax effect of pre-tax excluded items
(1)    Certain of these financial measures are also expressed as a percentage of net sales.
(2)    The tax effect of excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis.

Abercrombie & Fitch Co.	39	2022 Form 10-K

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

A reconciliation of financial metrics on a constant currency basis to GAAP for Fiscal 2022 and Fiscal 2021 is as follows:

(in thousands, except change in net sales, gross profit rate, operating margin and per share data)
Net sales	Fiscal 2022	Fiscal 2021	% Change
GAAP	$3,697,751	$3,712,768	0%
Impact from changes in foreign currency exchange rates	—	(81,803)	2%
Net sales on a constant currency basis	$3,697,751	$3,630,965	2%
Gross profit	Fiscal 2022	Fiscal 2021	BPS Change (1)
GAAP	$2,104,538	$2,311,995	(540)
Impact from changes in foreign currency exchange rates	—	(66,846)	40
Gross profit on a constant currency basis	$2,104,538	$2,245,149	(490)
Operating income	Fiscal 2022	Fiscal 2021	BPS Change (1)
GAAP	$92,648	$343,084	(670)
Excluded items (2)	(14,031)	(12,100)	0
Adjusted non-GAAP	$106,679	$355,184	(670)
Impact from changes in foreign currency exchange rates	—	(30,130)	60
Adjusted non-GAAP on a constant currency basis	$106,679	$325,054	(610)
Net income per diluted share attributable to A&F	Fiscal 2022	Fiscal 2021	$ Change
GAAP	$0.05	$4.20	$(4.15)
Excluded items, net of tax (2)	(0.20)	(0.15)	(0.05)
Adjusted non-GAAP	$0.25	$4.35	$(4.10)
Impact from changes in foreign currency exchange rates	—	(0.36)	0.36
Adjusted non-GAAP on a constant currency basis	$0.25	$3.99	$(3.74)

(1)    The estimated basis point change has been rounded based on the percentage of net sales change.
(2)    Refer to “RESULTS OF OPERATIONS,” for details on excluded items. The tax effect of excluded items is calculated as the difference between the tax provision on a GAAP basis and an adjusted non-GAAP basis.

Abercrombie & Fitch Co.	40	2022 Form 10-K

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

INTEREST RATE RISK

Prior to July 2, 2020, our exposure to market risk due to changes in interest rates related primarily to the increase or decrease in the amount of interest expense from fluctuations in the LIBO rate, or an alternate base rate associated with the ABL Facility and the Company’s prior term loan facility. On July 2, 2020, the Company issued the Senior Secured Notes due in 2025 with a 8.75% fixed interest rate per annum and repaid all outstanding borrowings under the ABL Facility and its prior term loan facility, thereby eliminating any then existing cash flow market risk due to changes in interest rates. The Senior Secured Notes are exposed to interest rate risk that is limited to changes in fair value. This analysis for Fiscal 2023 may differ from actual results due to potential changes in gross borrowings outstanding under the ABL Facility and potential changes in interest rate terms and limitations described within the associated credit agreement.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBO rate) announced it intended to stop compelling banks to submit rates for the calculation of LIBO rate after 2021. Certain publications of the LIBO rate were phased out at the end of 2021 and all LIBO rate publications will cease after June 30, 2023. The transition from the LIBO rate to alternative rates is not expected to have a material impact on the Company’s interest expense. On March 15, 2023, the Company entered into the First Amendment to the Amended and Restated Credit Agreement to eliminate LIBO rate based loans and to use the current market definitions with respect to the Secured Overnight Financing Rate (“SOFR”), as well as to make other conforming changes.

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

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. dollar against the exchange rates for foreign currencies under forward contracts. Such a hypothetical devaluation would decrease derivative instrument fair values by approximately $15.3 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair values would be expected to be largely offset by the net change in fair values of the underlying hedged items. Refer to Note 14, “DERIVATIVE INSTRUMENTS,” included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for the fair value of outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of January 28, 2023 and January 29, 2022.

For a detailed discussion of material risk factors that have the potential to cause our actual results to differ materially from our expectations, refer to “ITEM 1A. RISK FACTORS,” included in this Annual Report on Form 10-K.

Abercrombie & Fitch Co.	41	2022 Form 10-K

Item 8. Financial Statements and Supplementary Data

Abercrombie & Fitch Co.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Thousands, except per share amounts)

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Net sales	$3,697,751	$3,712,768	$3,125,384
Cost of sales, exclusive of depreciation and amortization	1,593,213	1,400,773	1,234,179
Gross profit	2,104,538	2,311,995	1,891,205
Stores and distribution expense	1,482,931	1,428,323	1,379,948
Marketing, general and administrative expense	517,602	536,815	463,843
Asset impairment	14,031	12,100	72,937
Other operating Income, net	(2,674)	(8,327)	(5,054)
Operating income (loss)	92,648	343,084	(20,469)
Interest expense, net	25,632	34,110	28,274
Income (loss) before income taxes	67,016	308,974	(48,743)
Income tax expense	56,631	38,908	60,211
Net income (loss)	10,385	270,066	(108,954)
Less: Net income attributable to noncontrolling interests	7,569	7,056	5,067
Net income (loss) attributable to A&F	$2,816	$263,010	$(114,021)

Net income (loss) per share attributable to A&F
Basic	$0.06	$4.41	$(1.82)
Diluted	$0.05	$4.20	$(1.82)

Weighted-average shares outstanding
Basic	50,307	59,597	62,551
Diluted	52,327	62,636	62,551

Other comprehensive (loss) income
Foreign currency translation, net of tax	$(11,964)	$(22,917)	$12,195
Derivative financial instruments, net of tax	(10,857)	10,518	(5,616)
Other comprehensive (loss) income	(22,821)	(12,399)	6,579
Comprehensive (loss) income	(12,436)	257,667	(102,375)
Less: Comprehensive income attributable to noncontrolling interests	7,569	7,056	5,067
Comprehensive (loss) income attributable to A&F	$(20,005)	$250,611	$(107,442)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.	42	2022 Form 10-K

Abercrombie & Fitch Co.
Consolidated Balance Sheets
(Thousands, except par value amounts)

	January 28, 2023	January 29, 2022
Assets
Current assets:
Cash and equivalents	$517,602	$823,139
Receivables	104,506	69,102
Inventories	505,621	525,864
Other current assets	100,289	89,654
Total current assets	1,228,018	1,507,759
Property and equipment, net	551,585	508,336
Operating lease right-of-use assets	723,550	698,231
Other assets	209,947	225,165
Total assets	$2,713,100	$2,939,491
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$258,895	$374,829
Accrued expenses	413,303	395,815
Short-term portion of operating lease liabilities	213,979	222,823
Income taxes payable	16,023	21,773
Total current liabilities	902,200	1,015,240
Long-term liabilities:
Long-term portion of operating lease liabilities	713,361	697,264
Long-term portion of borrowings, net	296,852	303,574
Other liabilities	94,118	86,089
Total long-term liabilities	1,104,331	1,086,927
Stockholders’ equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	416,255	413,190
Retained earnings	2,368,815	2,386,156
Accumulated other comprehensive loss, net of tax (“AOCL”)	(137,527)	(114,706)
Treasury stock, at average cost: 54,298 and 50,315 shares at January 28, 2023 and January 29, 2022, respectively	(1,953,735)	(1,859,583)
Total A&F stockholders’ equity	694,841	826,090
Noncontrolling interests	11,728	11,234
Total stockholders’ equity	706,569	837,324
Total liabilities and stockholders’ equity	$2,713,100	$2,939,491

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.	43	2022 Form 10-K

Abercrombie & Fitch Co.
Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)

	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 1, 2020	62,786	$1,033	$404,983	$12,368	$2,313,745	$(108,886)	40,514	$(1,552,065)	$1,071,178
Net income (loss)	—	—	—	5,067	(114,021)	—	—	—	(108,954)
Purchase of common stock	(1,397)	—	—	—	—	—	1,397	(15,172)	(15,172)
Dividends ($0.28 per share)	—	—	—	—	(12,556)	—	—	—	(12,556)
Share-based compensation issuances and exercises	1,010	—	(22,382)	—	(37,698)	—	(1,010)	54,386	(5,694)
Share-based compensation expense	—	—	18,682	—	—	—	—	—	18,682
Derivative financial instruments, net of tax	—	—	—	—	—	(5,616)	—	—	(5,616)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	12,195	—	—	12,195
Distributions to noncontrolling interests, net	—	—	—	(4,751)	—	—	—	—	(4,751)
Balance, January 30, 2021	62,399	$1,033	$401,283	$12,684	$2,149,470	$(102,307)	40,901	$(1,512,851)	$949,312
Net income	—	—	—	7,056	263,010	—	—	—	270,066
Purchase of common stock	(10,200)	—	—	—	—	—	10,200	(377,290)	(377,290)
Share-based compensation issuances and exercises	786	—	(17,397)	—	(26,324)	—	(786)	30,558	(13,163)
Share-based compensation expense	—	—	29,304	—	—	—	—	—	29,304
Derivative financial instruments, net of tax	—	—	—	—	—	10,518	—	—	10,518
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(22,917)	—	—	(22,917)
Distributions to noncontrolling interests, net	—	—	—	(8,506)	—	—	—	—	(8,506)
Balance, January 29, 2022	52,985	$1,033	$413,190	$11,234	$2,386,156	$(114,706)	50,315	$(1,859,583)	$837,324
Net income	—	—	—	7,569	2,816	—	—	—	10,385
Purchase of common stock	(4,770)	—	—	—	—	—	4,770	(125,775)	(125,775)
Share-based compensation issuances and exercises	787	—	(25,930)	—	(20,157)	—	(787)	31,623	(14,464)
Share-based compensation expense	—	—	28,995	—	—	—	—	—	28,995
Derivative financial instruments, net of tax	—	—	—	—	—	(10,857)	—	—	(10,857)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(11,964)	—	—	(11,964)
Distributions to noncontrolling interests, net	—	—	—	(7,075)	—	—	—	—	(7,075)
Balance, January 28, 2023	49,002	$1,033	$416,255	$11,728	$2,368,815	$(137,527)	54,298	$(1,953,735)	$706,569

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.	44	2022 Form 10-K

Abercrombie & Fitch Co.
Consolidated Statements of Cash Flows
(Thousands)

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Operating activities
Net income (loss)	$10,385	$270,066	$(108,954)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	132,243	144,035	166,281
Asset impairment	14,031	12,100	72,937
Loss on disposal	552	5,020	16,353
Provision (benefit) for deferred income taxes	11,500	(31,922)	23,986
Share-based compensation	28,995	29,304	18,682
(Gain) loss on extinguishment of debt	(52)	5,347	—
Changes in assets and liabilities
Inventories	18,505	(123,221)	33,312
Accounts payable and accrued expenses	(115,152)	77,910	186,747
Operating lease right-of use assets and liabilities	(18,495)	(93,827)	(55,700)
Income taxes	(7,390)	(3,086)	10,753
Other assets	(86,923)	396	38,632
Other liabilities	9,458	(14,340)	1,889
Net cash (used for) provided by operating activities	(2,343)	277,782	404,918
Investing activities
Purchases of property and equipment	(164,566)	(96,979)	(101,910)
Proceeds from the sale of property and equipment	11,891	—	—
Withdrawal of funds from Rabbi Trust assets	12,000	—	50,000
Net cash used for investing activities	(140,675)	(96,979)	(51,910)
Financing activities
Proceeds from issuance of senior secured notes	—	—	350,000
Proceeds from borrowings under the senior secured asset-based revolving credit facility	—	—	210,000
Repayment of borrowings under the term loan facility	—	—	(233,250)
Repayment of borrowings under the senior secured asset-based revolving credit facility	—	—	(210,000)
Purchase of senior secured notes	(7,862)	(46,969)	—
Payment of debt issuance costs and fees	(181)	(2,016)	(7,318)
Purchases of common stock	(125,775)	(377,290)	(15,172)
Dividends paid	—	—	(12,556)
Other financing activities	(21,511)	(20,623)	(11,987)
Net cash (used for) provided by financing activities	(155,329)	(446,898)	69,717
Effect of foreign currency exchange rates on cash	(8,452)	(23,694)	9,168
Net (decrease) increase in cash and equivalents, and restricted cash and equivalents	(306,799)	(289,789)	431,893
Cash and equivalents, and restricted cash and equivalents, beginning of period	834,368	1,124,157	692,264
Cash and equivalents, and restricted cash and equivalents, end of period	$527,569	$834,368	$1,124,157
Supplemental information related to non-cash activities
Purchases of property and equipment not yet paid at end of period	$57,313	$29,932	$16,250
Operating lease right-of-use assets additions, net of terminations, impairments and other reductions	$269,430	$29,241	$(38,279)
Supplemental information related to cash activities
Cash paid for interest	$26,687	$28,413	$26,629
Cash paid for income taxes	$53,011	$74,709	$15,210
Cash received from income tax refunds	$3,701	$2,292	$4,650
Cash paid for amounts included in measurement of operating lease liabilities, net of abatements received of $3.9 million and $17.9 million in Fiscal 2022 and 2021, respectively	$263,269	$364,842	$316,992

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.	45	2022 Form 10-K

Abercrombie & Fitch Co.

Index for Notes to Consolidated Financial Statements

Abercrombie & Fitch Co.	46	2022 Form 10-K

Abercrombie & Fitch Co.
Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a global, digitally-led omnichannel retailer. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids, which are sold primarily through its digital channels and Company-owned stores, as well as through various third-party arrangements. The Company’s two brand-based operating segments are Hollister, which includes the Company’s Hollister, Gilly Hicks and Social Tourist brands, and Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands. These five brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style. The Company operates primarily in North America, Europe, Middle East and Asia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying Consolidated Financial Statements include historical financial statements of, and transactions applicable to, the Company and reflect its financial position, results of operations and cash flows.

The Company has interests in an Emirati business venture and in a Kuwaiti business venture with Majid al Futtaim Fashion L.L.C. (“MAF”) and a “U.S.” business venture with Dixar L.L.C. (“Dixar”), each of which meets the definition of a variable interest entity (“VIE”). The purpose of the business ventures with MAF is to operate stores in the United Arab Emirates and Kuwait and the purpose of the business venture with Dixar is to hold the intellectual property related to the Social Tourist brand. The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the operating results, assets and liabilities of these VIEs, with the noncontrolling interests’ (“NCI”) portions of net income presented as net income attributable to NCI on the Consolidated Statements of Operations and Comprehensive (Loss) Income and the NCI portion of stockholders equity presented as NCI on the Consolidated Balance Sheets.

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

Use of Estimates

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved with estimates, actual results may differ. Additionally, these estimates and assumptions may change as a result of the impact of global economic conditions such as the uncertainty regarding a slowing economy, rising interest rates, continued inflation, fluctuation in foreign exchange rates, the ongoing conflict in Ukraine which could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Abercrombie & Fitch Co.	47	2022 Form 10-K

Abercrombie & Fitch Co.

Reclassifications

The Company reclassified flagship store exit (benefits) charges into stores and distribution expense on the Consolidated Statements of Operations and Comprehensive (Loss) Income. There were no changes to operating income (loss) or net income (loss). Prior period amounts have been reclassified to conform to current year’s presentation.

Cash and Equivalents

A summary of cash and equivalents on the Consolidated Balance Sheets follows:

(in thousands)	January 28, 2023	January 29, 2022
Cash (1)	$467,238	$762,187
Cash equivalents: (2)
Time deposits	—	11,643
Money market funds	50,364	49,309
Cash and equivalents	$517,602	$823,139
(1)    Primarily consists of amounts on deposit with financial institutions.
(2)    Investments with original maturities of less than three months.

Consolidated Statements of Cash Flows Reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Consolidated Statements of Cash Flows:

(in thousands)	Location	January 28, 2023	January 29, 2022	January 30, 2021
Cash and equivalents	Cash and equivalents	$517,602	$823,139	$1,104,862
Long-term restricted cash and equivalents	Other assets	9,967	11,229	14,814
Short-term restricted cash and equivalents	Other current assets	—	—	4,481
Restricted cash and equivalents (1)		$9,967	$11,229	$19,295
Cash and equivalents and restricted cash and equivalents		$527,569	$834,368	$1,124,157
(1)    Restricted cash and equivalents primarily consists of amounts on deposit with banks that are used as collateral for customary non-debt banking commitments and deposits into trust accounts to conform to standard insurance security requirements.

Receivables

Receivables on the Consolidated Balance Sheets primarily include credit card receivables, lessor construction allowance and lease incentive receivables, value added tax (“VAT”) receivables, trade receivables, income tax receivables and other tax credits or refunds.

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

The Company’s global sourcing of merchandise is generally negotiated, contracted, and settled in U.S. Dollars.

Abercrombie & Fitch Co.	48	2022 Form 10-K

Abercrombie & Fitch Co.

Other Current Assets

Other current assets on the Consolidated Balance Sheets consist of: prepaid expenses including those related to rent, information technology maintenance and taxes; current store supplies; derivative contracts; short-term restricted cash and other.

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

The Company capitalizes certain direct costs associated with the development and purchase of internal-use software within property and equipment and other assets. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally not exceeding seven years.

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

Abercrombie & Fitch Co.	49	2022 Form 10-K

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

Amortization and interest expense related to operating lease right-of-use assets and liabilities are generally calculated on a straight-line basis over the lease term. Amortization and interest expense related to previously impaired operating lease right-of-use assets are calculated on a front-loaded pattern. Depending on the nature of the operating lease, amortization and interest expense are primarily recorded within stores and distribution expense, marketing, or general and administrative expense, on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. In addition, the Company does not have any sublease arrangements with any related party.

Refer to Note 7, “LEASES.”

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

If the sum of the estimated future undiscounted cash flows attributable to an asset group is less than its carrying amount, and it is determined that the carrying amount of the asset group is not recoverable, management determines if there is an impairment loss by comparing the carrying amount of the asset group to its fair value. Fair value of an asset group is based on the highest and best use of the asset group, often using a discounted cash flow model that utilizes Level 3 fair value inputs. The key assumptions used in the Company’s fair value analyses are estimated sales growth rate and comparable market rents. An impairment loss is recognized based on the excess of the carrying amount of the asset group over its fair value.

Refer to Note 8, “ASSET IMPAIRMENT.”

Other Assets

Other assets on the Consolidated Balance Sheets consist primarily of the Company’s trust-owned life insurance policies held in the irrevocable rabbi trust (the “Rabbi Trust”), deferred tax assets, long-term deposits, intellectual property, long-term restricted cash and equivalents, long-term supplies and various other assets.

Abercrombie & Fitch Co.	50	2022 Form 10-K

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

Refer to Note 11, “INCOME TAXES.”

Foreign Currency Translation and Transactions

The functional currencies of the Company’s foreign subsidiaries are generally the currencies of the environments in which each subsidiary primarily generates and expends cash, which is often the local currency of the country in which each subsidiary operates. The financial statements of the Company’s foreign subsidiaries with functional currencies other than the U.S. Dollar are translated into U.S. Dollars (the Company’s reporting currency), as follows: assets and liabilities are translated at the exchange rate prevailing at the balance sheet date, equity accounts are translated at historical exchange rates, and revenues and expenses are translated at the monthly average exchange rate for the period.

Abercrombie & Fitch Co.	51	2022 Form 10-K

Abercrombie & Fitch Co.

Foreign currency transactions, which are transactions denominated in a currency other than the entity’s functional currency, are initially measured in the functional currency of the recording entity using the exchange rate in effect at that date. Subsequently, assets and liabilities associated with foreign currency transactions are remeasured into the entity’s functional currency using historical exchange rates when remeasuring nonmonetary assets and liabilities and current exchange rates when remeasuring monetary assets and liabilities.

Gains and losses resulting from the remeasurement of monetary assets and liabilities are included in other operating income, net; whereas, translation adjustments and gains and losses associated with measuring inter-company loans of a long-term investment nature are reported as an element of other comprehensive income (loss).

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

Refer to Note 14, “DERIVATIVE INSTRUMENTS.”

Abercrombie & Fitch Co.	52	2022 Form 10-K

Abercrombie & Fitch Co.

Stockholders’ Equity

A summary of the Company’s Class A Common Stock, $0.01 par value, and Class B Common Stock, $0.01 par value, follows:

(in thousands)	January 28, 2023	January 29, 2022
Class A Common Stock
Shares authorized	150,000	150,000
Shares issued	103,300	103,300
Shares outstanding	49,002	52,985
Class B Common Stock (1)
Shares authorized	106,400	106,400
(1)    No shares were issued or outstanding as of each of January 28, 2023 and January 29, 2022.

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

Revenue is recorded net of estimated returns, associate discounts, promotions and other similar customer incentives. The Company estimates reserves for sales returns based on historical experience among other factors. The sales return reserve is classified in accrued expenses with a corresponding asset related to the projected returned merchandise recorded in inventory on the Consolidated Balance Sheets.

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

The Company also recognizes revenue under wholesale arrangements when control passes to the wholesale partner, which is generally upon shipment. Revenue from the Company’s franchise and license arrangements, primarily royalties earned upon the sale of merchandise, is generally recognized at the time merchandise is sold to the franchisees’ retail customers or to the licensees’ wholesale customers.

The Company does not include tax amounts collected from customers on behalf of third parties, including sales and indirect taxes, in net sales.

All revenues are recognized in net sales in the Consolidated Statements of Operations and Comprehensive (Loss) Income. For a discussion of the disaggregation of revenue, refer to Note 17, “SEGMENT REPORTING.”

Abercrombie & Fitch Co.	53	2022 Form 10-K

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

A summary of shipping and handling costs, which includes costs incurred to store, move and prepare product for shipment and costs incurred to physically move product to our customers across channels, follows:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Shipping and handling costs	$356,280	$306,220	$291,534

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

Other Operating Income, Net

Other operating income, net on the Consolidated Statements of Operations and Comprehensive (Loss) Income primarily consists of gains and losses resulting from foreign-currency-denominated transactions. A summary of foreign-currency-denominated transaction (losses) gains, including those related to derivative instruments, follows:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Foreign-currency-denominated transaction (losses) gains	$(1,626)	$4,232	$3,933

Interest Expense, Net

Interest expense primarily consists of interest expense on the Company’s long-term borrowings outstanding. Interest income primarily consists of interest income earned on the Company’s investments and cash holdings and realized gains from the Rabbi Trust assets.

A summary of interest expense, net follows:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Interest expense	$30,236	$37,958	$31,726
Interest income	(4,604)	(3,848)	(3,452)
Interest expense, net	$25,632	$34,110	$28,274

Abercrombie & Fitch Co.	54	2022 Form 10-K

Abercrombie & Fitch Co.

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

A summary of advertising costs follows:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Advertising costs	$189,347	$204,575	$118,537

Share-based Compensation

The Company issues shares of Class A Common Stock, $0.01 par value (the “Common Stock”) from treasury stock upon exercise of stock appreciation rights and vesting of restricted stock units, including those converted from performance share awards. As of January 28, 2023, the Company had sufficient treasury stock available to settle restricted stock units and stock appreciation rights outstanding. Settlement of stock awards in Common Stock also requires that the Company have sufficient shares available in stockholder-approved plans at the applicable time.

In the event there are not sufficient shares of Common Stock available to be issued under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors (as amended effective May 20, 2020, the “2016 Directors LTIP”) and the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates (as amended effective June 8, 2022, the “2016 Associates LTIP”), or under a successor or replacement plan at each reporting date as of which share-based compensation awards remain outstanding, the Company may be required to designate some portion of the outstanding awards to be settled in cash, which would result in liability classification of such awards. The fair value of liability-classified awards would be re-measured each reporting date until such awards no longer remain outstanding or until sufficient shares of Common Stock become available to be issued under the existing plans or under a successor or replacement plan. As long as the awards are required to be classified as a liability, the change in fair value would be recognized in current period expense based on the requisite service period rendered.

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

The Company estimates the fair value of stock appreciation rights using the Black-Scholes option-pricing model, which requires the Company to estimate the expected term of the stock appreciation rights and expected future stock price volatility over the expected term. Estimates of expected terms, which represent the expected periods of time the Company believes stock appreciation rights will be outstanding, are based on historical experience. Estimates of expected future stock price volatility are based on the volatility of the Common Stock price for the most recent historical period equal to the expected term of the stock appreciation rights, as appropriate. The Company calculates the volatility as the annualized standard deviation of the differences in the natural logarithms of the weekly closing price of the Common Stock, adjusted for stock splits and dividends.

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

Refer to Note 13, “SHARE-BASED COMPENSATION.”

Abercrombie & Fitch Co.	55	2022 Form 10-K

Abercrombie & Fitch Co.

Net Income (Loss) per Share Attributable to A&F

Net income (loss) per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of Common Stock. Additional information pertaining to net income (loss) per share attributable to A&F follows:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Shares of Common Stock issued	103,300	103,300	103,300
Weighted-average treasury shares	(52,993)	(43,703)	(40,749)
Weighted-average — basic shares	50,307	59,597	62,551
Dilutive effect of share-based compensation awards	2,020	3,039	—
Weighted-average — diluted shares	52,327	62,636	62,551
Anti-dilutive shares (1)	2,233	1,002	3,270

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

Recent Accounting Pronouncements

The Company reviews recent accounting pronouncements on a quarterly basis and has excluded discussion of those not applicable to the Company and those not expected to have a material impact on the Company’s consolidated financial statements. The following table provides a brief description of certain recent accounting pronouncements that the Company has adopted or that could affect the Company’s financial statements.

Accounting Standards Update (ASU)	Description	Effect on the financial statements or other significant matters

Standards not yet adopted
ASU 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations	The update related to disclosure requirements for buyers in supplier finance programs. The amendments in the update require that a buyer disclose qualitative and quantitative information about their supplier finance programs. Interim and annual requirements include disclosure of outstanding amounts under the obligations as of the end of the reporting period, and annual requirements include a rollforward of those obligations for the annual reporting period, as well as a description of payment and other key terms of the programs. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective for fiscal years beginning after December 15, 2023.	The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and accompanying notes

3. REVENUE RECOGNITION

Disaggregation of revenue

All revenues are recognized in net sales in the Consolidated Statements of Operations and Comprehensive (Loss) Income. For information regarding the disaggregation of revenue, refer to Note 17, “SEGMENT REPORTING.”

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of January 28, 2023 and January 29, 2022:

(in thousands)	January 28, 2023	January 29, 2022
Gift card liability	$39,235	$36,984
Loyalty programs liability	25,640	22,757

Abercrombie & Fitch Co.	56	2022 Form 10-K

Abercrombie & Fitch Co.

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for Fiscal 2022 and Fiscal 2021:

(in thousands)	Fiscal 2022	Fiscal 2021
Revenue associated with gift card redemptions and gift card breakage	$98,488	$80,088
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	48,624	45,417

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

The three levels of the hierarchy and the distribution of the Company’s assets and liabilities that are measured at fair value on a recurring basis, were as follows:

	Assets and Liabilities at Fair Value as of January 28, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$50,364	$—	$—	$50,364
Derivative instruments (2)	—	32	—	32
Rabbi Trust assets (3)	1	51,681	—	51,682
Restricted cash equivalents (1)	1,690	5,174	—	6,864
Total assets	$52,055	$56,887	$—	$108,942

Liabilities:
Derivative instruments (2)	$—	$4,986	$—	$4,986
Total liabilities	$—	$4,986	$—	$4,986

	Assets and Liabilities at Fair Value as of January 29, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$49,309	$11,643	$—	$60,952
Derivative instruments (2)	—	4,973	—	4,973
Rabbi Trust assets (3)	1	62,272	—	62,273
Restricted cash equivalents (1)	5,391	2,326	—	7,717
Total assets	$54,701	$81,214	$—	$135,915

(1)    Level 1 assets consisted of investments in money market funds and U.S. treasury bills. Level 2 assets consisted of time deposits.
(2)    Level 2 assets and liabilities consisted primarily of foreign currency exchange forward contracts.
(3)    Level 1 assets consisted of investments in money market funds. Level 2 assets consisted of trust-owned life insurance policies.

The Company’s Level 2 assets and liabilities consisted of:
•Trust-owned life insurance policies, which were valued using the cash surrender value of the life insurance policies;
•Time deposits, which were valued at cost, approximating fair value, due to the short-term nature of these investments; and

Abercrombie & Fitch Co.	57	2022 Form 10-K

Abercrombie & Fitch Co.

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
Fair Value of Long-term Borrowings

The Company’s borrowings under the Senior Secured Notes are carried at historical cost in the Consolidated Balance Sheets. The carrying amount and fair value of the Company’s long-term gross borrowings were as follows:

(in thousands)	January 28, 2023	January 29, 2022
Gross borrowings outstanding, carrying amount	$299,730	$307,730
Gross borrowings outstanding, fair value	304,975	327,732

5. INVENTORIES

Inventories consisted of:

(in thousands)	January 28, 2023	January 29, 2022
Inventories at original cost	$541,299	$543,060
Less: Lower of cost and net realizable value adjustment	(35,678)	(17,196)
Inventories (1)	$505,621	$525,864

(1)     Included $93.7 million and $142.7 million of inventory in transit, merchandise owned by the Company that has not yet been received at a Company DC, as of January 28, 2023 and January 29, 2022, respectively.

A summary of the Company’s vendors based on location and the percentage of dollar cost of merchandise receipts during Fiscal 2022, and Fiscal 2021 follows:

	% of Total Company Merchandise Receipts (1)
Location	Fiscal 2022	Fiscal 2021
Vietnam	33%	36%
Cambodia	17	16
China (2)	13	14
Other (3)	37	34
Total	100%	100%

(1)    Calculated as the cost of merchandise receipts from all vendors within a country during the respective fiscal year divided by cost of total merchandise receipts during the respective fiscal year.
(2)    Only a portion of the Company’s total merchandise sourced from China is subject to the additional U.S. tariffs on imported consumer goods that were effective beginning in Fiscal 2019. The Company estimates approximately 9%, 9% and 7% of total merchandise receipts were directly imported to the United States from China in Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.
(3)    No country included within this category sourced more than 10% of total merchandise receipts during any fiscal year presented above.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Inventories,” for discussion regarding significant accounting policies related to the Company’s inventories.

Abercrombie & Fitch Co.	58	2022 Form 10-K

Abercrombie & Fitch Co.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	January 28, 2023	January 29, 2022
Land	$28,599	$28,599
Buildings	232,996	233,523
Furniture, fixtures and equipment	611,277	622,912
Information technology	685,539	643,244
Leasehold improvements	888,464	913,729
Construction in progress	68,984	9,483
Other	2,003	2,003
Total	2,517,862	2,453,493
Less: Accumulated depreciation	(1,966,277)	(1,945,157)
Property and equipment, net	$551,585	$508,336

Depreciation expense for Fiscal 2022, Fiscal 2021 and Fiscal 2020 was $129.7 million, $141.4 million and $167.2 million, respectively.

Refer to Note 8, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during Fiscal 2022, Fiscal 2021 and Fiscal 2020.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Property and equipment, net,” for discussion regarding significant accounting policies related to the Company’s property and equipment, net.

7. LEASES

The Company is a party to leases related to its Company-operated retail stores as well as for certain of its DCs, office space, information technology and equipment.

The following table provides a summary of the Company’s operating lease costs for Fiscal 2022, Fiscal 2021 and Fiscal 2020:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Single lease cost (1)	$246,824	$272,246	$346,178
Variable lease cost (2)	150,909	110,889	65,310
Operating lease right-of-use asset impairment (3)	6,248	9,509	57,026
Sublease income	(3,826)	(4,292)	—
Total operating lease cost	$400,155	$388,352	$468,514
(1)Includes amortization and interest expense associated with operating lease right-of-use assets and the impact from remeasurement of operating lease liabilities.
(2)Includes variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs, as well as $3.9 million, $14.1 million and $30.1 million of rent abatements in Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively, related to the effects of the COVID-19 pandemic that resulted in lease concessions with total payments required by the modified contract being substantially the same as or less than total payments required by the original contract. The total benefit related to rent abatements recognized during Fiscal 2022, Fiscal 2021 and Fiscal 2020 was $3.9 million, $17.9 million and $30.7 million, respectively.
(3)Refer to Note 8, “ASSET IMPAIRMENT,” for details related to operating lease right-of-use asset impairment charges.

The following table provides the weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rate used to calculate the Company’s operating lease liabilities as of January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
Weighted-average remaining lease term (years)	5.3	5.3
Weighted-average discount rate	6.3%	5.6%

Abercrombie & Fitch Co.	59	2022 Form 10-K

Abercrombie & Fitch Co.

The following table provides a maturity analysis of the Company’s operating lease liabilities, based on undiscounted cash flows, as of January 28, 2023:

(in thousands)	January 28, 2023
Fiscal 2023	$263,666
Fiscal 2024	200,487
Fiscal 2025	179,138
Fiscal 2026	149,074
Fiscal 2027	121,177
Fiscal 2028 and thereafter	171,132
Total undiscounted operating lease payments	1,084,674
Less: Imputed interest	(157,334)
Present value of operating lease liabilities	$927,340

The Company had temporarily suspended rent payments for a number of stores that were closed as a result of COVID-19, and has had success in obtaining certain rent abatements and landlord concessions of rent payable.

During Fiscal 2020, the Company entered into a sublease agreement with a third party for the remaining lease term of one of its European Abercrombie & Fitch flagship store locations upon its closure. As of January 28, 2023, the Company's subleased property had a remaining lease term of 4.8 years with the sublease term from February 1, 2021 through November 30, 2027. Future minimum tenant operating lease payments remaining under this sublease as of January 28, 2023 were $19.5 million.

The Company had minimum commitments related to operating lease contracts that have not yet commenced, primarily for its Company-operated retail stores, of approximately $28.3 million as of January 28, 2023.

8. ASSET IMPAIRMENT

The following table provides additional details related to long-lived asset impairment charges:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Operating lease right-of-use asset impairment	$6,248	$9,509	$57,026
Property and equipment asset impairment (1)	7,783	2,591	15,911
Total asset impairment	$14,031	$12,100	$72,937
(1) Amounts for Fiscal 2022 include store asset impairment of $4.8 million and other asset impairment of $3.0 million. Amounts for Fiscal 2021 and Fiscal 2020 only include store asset impairment.

Asset impairment charges for Fiscal 2022 were related to certain of the Company’s assets including stores across brands, geographies and store formats and other assets. The impairment charges for Fiscal 2022 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $39.7 million, including $37.0 million related to operating lease right-of-use assets.

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

Abercrombie & Fitch Co.	60	2022 Form 10-K

Abercrombie & Fitch Co.

9. RABBI TRUST ASSETS

Investments of Rabbi Trust assets consisted of the following as of January 28, 2023 and January 29, 2022:

(in thousands)	January 28, 2023	January 29, 2022
Trust-owned life insurance policies (at cash surrender value)	$51,681	$62,272
Money market funds	1	1
Rabbi Trust assets	$51,682	$62,273

Realized gains resulting from the change in cash surrender value of the Rabbi Trust assets for Fiscal 2022, Fiscal 2021 and Fiscal 2020 were as follows:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Realized gains related to Rabbi Trust assets	$1,409	$1,483	$1,740

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Rabbi Trust Assets,” for further discussion related to the Company’s Rabbi Trust assets.

10. ACCRUED EXPENSES

Accrued expenses consisted of:

(in thousands)	January 28, 2023	January 29, 2022
Accrued payroll and related costs (1)	$70,815	$90,906
Accrued costs related to the Company’s DCs and digital operations	38,729	48,395
Other (2)	303,759	256,514
Accrued expenses	$413,303	$395,815

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

11. INCOME TAXES

Impact of valuation allowances and other tax benefits during Fiscal 2022

During Fiscal 2022, the Company did not recognize income tax benefits on $136.5 million of pre-tax losses, primarily in Switzerland, resulting in adverse tax impacts of $20.0 million.

As of January 28, 2023, the Company had net deferred tax assets of approximately $8.0 million, $9.1 million, and $15.6 million in China, Japan, and the United Kingdom, respectively. In China, while the Company believes these net deferred tax assets are more-likely-than-not to be realized, it is not a certainty, as the Company continues to evaluate and respond to emerging situations, such as the COVID-19 pandemic. The company is closely monitoring its operations on China. Should circumstances change, the net deferred tax assets may become subject to valuation allowances in the future, which would result in additional tax expense.

Impact of valuation allowances and other tax benefits during Fiscal 2021

During Fiscal 2021, as a result of the improvement seen in business conditions, the Company recognized $42.5 million of tax benefits due to the release of valuation allowances, primarily in the U.S. and Germany, and a discrete tax benefit of $3.9 million due to a rate change in the United Kingdom. The Company did not recognize income tax benefits on $25.3 million of pre-tax losses generated in Fiscal 2021, primarily in Switzerland, resulting in adverse tax impacts of $4.6 million.

As of January 29, 2022, the Company had net deferred tax assets of approximately $9.7 million, $12.2 million, and $20.1 million in China, Japan, and the United Kingdom, respectively.

Abercrombie & Fitch Co.	61	2022 Form 10-K

Abercrombie & Fitch Co.

Impact of valuation allowances and other tax charges during Fiscal 2020

The Company’s effective tax rate for Fiscal 2020 was impacted by $101.4 million of adverse tax impacts, ultimately giving rise to income tax expense on a consolidated pre-tax loss. During Fiscal 2020, due to the significant adverse impacts of COVID-19, the Company did not recognize income tax benefits on $203.4 million of pre-tax losses, resulting in an adverse tax impact of $39.5 million. The Company recognized charges of $61.9 million related to the establishment of valuation allowances and other tax charges in certain jurisdictions during Fiscal 2020, including, but not limited to, the U.S., Switzerland, Germany and Japan, principally as a result of the significant adverse impacts of COVID-19.

Components of Income Taxes

Income (loss) before income taxes consisted of:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Domestic (1)	$152,608	$283,793	$(33,417)
Foreign	(85,592)	25,181	(15,326)
Income (loss) before income taxes	$67,016	$308,974	$(48,743)
(1)    Includes intercompany charges to foreign affiliates for management fees, cost-sharing, royalties and interest and excludes a portion of foreign income that is currently includable on the U.S. federal income tax return.

Income tax expense (benefit) consisted of:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Current:
Federal	$25,577	$51,321	$9,434
State	10,371	14,061	3,750
Foreign	9,183	5,448	23,041
Total current	$45,131	$70,830	$36,225

Deferred:
Federal (1)	$4,586	$(15,401)	$(73,104)
State	122	(8,995)	8,829
Foreign (1)	6,792	(7,526)	88,261
Total deferred	11,500	(31,922)	23,986
Income tax expense	$56,631	$38,908	$60,211
(1)    Fiscal 2020 includes federal deferred tax benefit of $79.0 million and foreign deferred tax expense of $88.6 million due to the establishment of an additional valuation allowance in Switzerland.

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S., without incurring additional U.S. federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019 are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds may be repatriated without incurring additional tax expense.

Abercrombie & Fitch Co.	62	2022 Form 10-K

Abercrombie & Fitch Co.

Reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
U.S. Federal income tax rate	21.0%	21.0%	21.0%
Net change in valuation allowances	30.7	(19.7)	(177.2)
Foreign taxation of non-U.S. operations (1)	16.2	3.5	32.7
State income tax, net of U.S. federal income tax effect	12.4	4.4	2.6
Audit and other adjustments to prior years' accruals, net	5.9	4.7	2.6
Internal Revenue Code Section 162(m)	4.6	1.6	(5.5)
Additional U.S. taxation of non-U.S.operations	1.3	0.6	(0.2)
Tax expense (benefit) recognized on share-based compensation expense (2)	(2.6)	(1.3)	(7.5)
Credit for increasing research activities	(2.5)	(0.6)	2.6
Net income attributable to noncontrolling interests	(2.4)	(0.5)	2.2
Other items, net	(0.1)	0.1	0.9
Other statutory tax rate and law changes	—	(1.2)	2.3
Total	84.5%	12.6%	(123.5)%
(1)U.S. branch operations in Puerto Rico were subject to tax at the full U.S. tax rates. As a result, income from these operations do not create reconciling items..
(2)Refer to Note 13, “SHARE-BASED COMPENSATION,” for details on discrete income tax benefits and charges related to share-based compensation awards during Fiscal 2022, Fiscal 2021, and Fiscal 2020.

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

For Fiscal 2022, Fiscal 2021 and Fiscal 2020, the impact of taxation of non-U.S. operations on the Company's effective income tax rate was related to the Company's jurisdictional mix driven primarily by the Company’s operations within Switzerland.

Abercrombie & Fitch Co.	63	2022 Form 10-K

Abercrombie & Fitch Co.

Components of Deferred Income Tax Assets and Deferred Income Tax Liabilities

The effect of temporary differences which gives rise to deferred income tax assets (liabilities) were as follows:

(in thousands)	January 28, 2023	January 29, 2022
Deferred income tax assets:
Operating lease liabilities	$237,699	$242,290
Intangibles, foreign step-up in basis (1)	61,030	64,281
Net operating losses (NOL), tax credit and other carryforwards	68,874	52,970
Accrued expenses and reserves	27,435	30,026
Deferred compensation	16,023	16,050
Inventory	5,475	3,578
Rent	1,502	—
Other	946	45
Valuation allowances	(130,622)	(110,057)
Total deferred income tax assets	$288,362	$299,183

Deferred income tax liabilities:
Operating lease right-of-use assets	$(205,827)	$(202,916)
Property and equipment and intangibles	(14,273)	(10,150)
Prepaid expenses	(1,634)	(2,451)
Store supplies	(1,933)	(1,811)
Undistributed profits of non-U.S. subsidiaries	(1,111)	(1,082)
Rent	—	(360)
U.S. offset to foreign deferred tax assets, excluding intangibles, foreign step-up in basis (2)	(175)	—
Other	(428)	(30)
Total deferred income tax liabilities	$(225,381)	$(218,800)
Net deferred income tax assets (2)	$62,981	$80,383
(1)During Fiscal 2021 an agreement was reached with the Swiss taxing authorities to decrease the basis step up to be amortized in the future thus decreasing the deferred asset by $14.8 million. Because of the valuation allowance, there is no impact on consolidated tax expense from this agreement.
(2)This table does not reflect deferred taxes classified within AOCL. As of January 28, 2023 and January 29, 2022, AOCL included deferred tax assets of $0.9 million and deferred tax liabilities of $1.1 million, respectively.

As of January 28, 2023, the Company had deferred tax assets related to foreign and state NOL and credit carryforwards of $68.6 million and $0.3 million, respectively, that could be utilized to reduce future years’ tax liabilities. If not utilized, a portion of the foreign NOL carryforwards will begin to expire in 2025 and a portion of state NOL carryforwards will begin to expire in 2025. Some foreign NOLs have an indefinite carryforward period. As of January 28, 2023, the Company did not have any deferred tax assets related to federal NOL and credit carryforwards that could be utilized to reduce future years’ tax liabilities.

The valuation allowances for Fiscal 2022, 2021, 2020 and 2019 was $130.6 million, $110.1 million, $174.3 million and $8.9 million, respectively. The valuation allowances as of Fiscal 2022 have been established against deferred tax assets, primarily in Japan and Switzerland. All valuation allowances have been reflected through the Consolidated Statements of Operations and Comprehensive (Loss) Income. The valuation allowances will remain until there is sufficient positive evidence to release them, such positive evidence would include having positive income within the jurisdiction. In such case, the Company will record an adjustment in the period in which a determination is made. The Company continues to review the need for valuation allowances on a quarterly basis.

Abercrombie & Fitch Co.	64	2022 Form 10-K

Abercrombie & Fitch Co.

Share-based Compensation

Refer to Note 13, “SHARE-BASED COMPENSATION,” for details on income tax benefits and charges related to share-based compensation awards during Fiscal 2022, Fiscal 2021 and Fiscal 2020.

Other

The amount of uncertain tax positions as of January 28, 2023, January 29, 2022 and January 30, 2021, which would impact the Company’s effective tax rate if recognized and a reconciliation of the beginning and ending amounts of uncertain tax positions, excluding accrued interest and penalties, are as follows:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Uncertain tax positions, beginning of the year	$1,114	$995	$1,794
Gross addition for tax positions of the current year	339	490	235
Gross addition (reduction) for tax positions of prior years	907	(136)	395
Reductions of tax positions of prior years for:
Lapses of applicable statutes of limitations	(66)	(81)	(48)
Settlements during the period	(1)	(154)	(1,381)
Uncertain tax positions, end of year	$2,293	$1,114	$995

The IRS is currently conducting an examination of the Company’s U.S. federal income tax returns for Fiscal 2022 and Fiscal 2021 as part of the IRS’ Compliance Assurance Process program. The IRS examinations for Fiscal 2020 and prior years have been completed. State and foreign returns are generally subject to examination for a period of three to five years after the filing of the respective return. The Company typically has various state and foreign income tax returns in the process of examination, administrative appeals or litigation. The outcome of the examinations is not expected to have a material impact on the Company’s financial statements. The Company believes that some of these audits and negotiations will conclude within the next 12 months and that it is reasonably possible the amount of uncertain income tax positions, including interest, may change by an immaterial amount due to settlement of audits and expiration of statues of limitations.

The Company does not expect material adjustments to the total amount of uncertain tax positions within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Income Taxes,” for discussion regarding significant accounting policies related to the Company’s income taxes.

12. BORROWINGS

Details on the Company’s long-term borrowings, net, as of January 28, 2023 and January 29, 2022 are as follows:

(in thousands)	January 28, 2023	January 29, 2022
Long-term portion of borrowings, gross at carrying amount	$299,730	$307,730
Unamortized fees	(2,878)	(4,156)
Long-term portion of borrowings, net	$296,852	$303,574

Senior Secured Notes

On July 2, 2020, Abercrombie & Fitch Management Co. (“A&F Management”), a wholly-owned indirect subsidiary of A&F, completed the private offering of $350 million aggregate principal amount of senior secured notes (the “Senior Secured Notes”), at an offering price of 100% of the principal amount thereof. The Senior Secured Notes will mature on July 15, 2025 and bear interest at a rate of 8.75% per annum, with semi-annual interest payments, which began in January 2021. The Senior Secured Notes were issued pursuant to an indenture, dated as of July 2, 2020, by and among A&F Management, A&F and certain of A&F’s wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association (now known as U.S. Bank Trust National Association), as trustee, and as collateral agent. During Fiscal 2022 and 2021, A&F Management purchased $8.0 million and $42.3 million, respectively, of outstanding Senior Secured Notes and incurred $0.1 million of gain and $5.3 million of loss, respectively, on extinguishment of debt, recognized in interest expense, net on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company used the net proceeds from the offering of the Senior Secured Notes to repay outstanding borrowings and

Abercrombie & Fitch Co.	65	2022 Form 10-K

Abercrombie & Fitch Co.

accrued interest of $223.6 million and $110.8 million under its prior term loan facility and the ABL Facility (defined below), respectively, with the remaining net proceeds used towards fees and expenses in connection with such repayments and the offering of the Senior Secured Notes.

The Company recorded deferred financing fees associated with the issuance of the Senior Secured Notes, which are being amortized to interest expense over the contractual term of the Senior Secured Notes.

ABL Facility

On April 29, 2021, A&F Management, in A&F Management’s capacity as the lead borrower, and the other borrowers and guarantors party thereto, amended and restated in its entirety the Credit Agreement, dated as of August 7, 2014, as amended on September 10, 2015, and on October 19, 2017 (as amended and restated, the “Amended and Restated Credit Agreement”), among A&F Management, the other borrowers and guarantors party thereto, the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent for the lenders, and the other parties thereto.

The Amended and Restated Credit Agreement continues to provide for a senior secured revolving credit facility of up to $400.0 million (the “ABL Facility”), and (i) extended the maturity date of the ABL Facility to April 29, 2026; and (ii) modified the required fee on undrawn commitments under the ABL Facility from 0.25% per annum to either 0.25% or 0.375% per annum (with the ultimate amount dependent on the conditions detailed in the Amended and Restated Credit Agreement).

On March 15, 2023, the Company entered into the First Amendment to the Amended and Restated Credit Agreement to eliminate LIBO rate based loans and to use the current market definitions with respect to the Secured Overnight Financing Rate (“SOFR”), as well as to reflect other conforming changes.

The Company did not have any borrowings outstanding under the ABL Facility as of January 28, 2023 or as of January 29, 2022.

The ABL Facility is subject to a borrowing base, consisting primarily of U.S. inventory, with a letter of credit sub-limit of $50 million and an accordion feature allowing A&F to increase the revolving commitment by up to $100 million subject to specified conditions. The ABL Facility is available for working capital, capital expenditures and other general corporate purposes.

As of January 28, 2023, the Company had availability under the ABL Facility of $386.8 million, net of $0.6 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility, borrowing capacity available to the Company under the ABL Facility was $348.1 million as of January 28, 2023.

Obligations under the ABL Facility are unconditionally guaranteed by A&F and certain of A&F’s subsidiaries. The ABL Facility is secured by a first-priority security interest in certain working capital of the borrowers and guarantors consisting of inventory, accounts receivable and certain other assets. The ABL Facility is also secured by a second-priority security interest in certain property and assets of the borrowers and guarantors, including certain fixed assets, intellectual property, stock of subsidiaries and certain after-acquired material real property.

At the Company’s option, borrowings under the ABL Facility will bear interest at either (a) an adjusted LIBO rate plus a margin of 1.25% to 1.50% per annum, or (b) an alternate base rate plus a margin of 0.25% to 0.50% per annum. As of January 28, 2023, the applicable margins with respect to LIBO rate loans and base rate loans, including swing line loans, under the ABL Facility were 1.25% and 0.25% per annum, respectively, and are subject to adjustment each fiscal quarter based on average historical availability during the preceding quarter. Following the March 15, 2023 amendment, borrowings under the ABL will bear interest using the current market SOFR rate. Customary agency fees and letter of credit fees are also payable in respect of the ABL Facility.

Representations, Warranties and Covenants

The agreements related to the Senior Secured Notes and the ABL Facility contain various representations, warranties and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of the Company and its subsidiaries to: grant or incur liens; incur, assume or guarantee additional indebtedness; sell or otherwise dispose of assets, including capital stock of subsidiaries; make investments in certain subsidiaries; pay dividends, make distributions or redeem or repurchase capital stock; change the nature of their business; and consolidate or merge with or into, or sell substantially all of the assets of the Company or A&F Management to, another entity.

The Senior Secured Notes are guaranteed on a senior secured basis, jointly and severally, by A&F and each of the existing and future wholly-owned domestic restricted subsidiaries of A&F that guarantee or will guarantee A&F Management’s ABL Facility or certain future capital markets indebtedness.

Abercrombie & Fitch Co.	66	2022 Form 10-K

Abercrombie & Fitch Co.

The Company was in compliance with all debt covenants under the agreements related to the Senior Secured Notes and the ABL Facility as of January 28, 2023.

13. SHARE-BASED COMPENSATION

Plans

As of January 28, 2023, the Company had two primary share-based compensation plans: (i) the 2016 Directors LTIP, with 900,000 shares of Common Stock authorized for issuance, under which the Company is authorized to grant restricted stock, restricted stock units, stock appreciation rights, stock options and deferred stock awards to non-associate members of the Board of Directors; and (ii) the 2016 Associates LTIP, with 10,665,000 shares of Common Stock authorized for issuance, under which the Company is authorized to grant restricted stock, restricted stock units, performance share awards, stock appreciation rights and stock options to associates of the Company. The Company also has outstanding shares from two other share-based compensation plans under which the Company granted restricted stock units, performance share awards, stock appreciation rights and stock options to associates of the Company and restricted stock units, stock options and deferred stock awards to non-associate members of the Board of Directors in prior years. No new shares may be granted under these previously-authorized plans and any outstanding awards continue in effect in accordance with their respective terms.

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

The 2016 Associates LTIP, a stockholder-approved plan, permits the Company to annually grant one or more types of awards covering up to an aggregate for all awards of 1.0 million underlying shares of the Common Stock to any associate of the Company. Under the 2016 Associates LTIP, for restricted stock units that have performance-based vesting, performance must be measured over a period of at least one year and for restricted stock units that do not have performance-based vesting, vesting in full may not occur more quickly than in pro-rata installments over a period of three years from the date of the grant, with the first installment vesting no sooner than the first anniversary of the date of the grant. In addition, any stock options or stock appreciation rights granted under this plan must have a minimum vesting period of one year and a term that does not exceed a period of ten years from the grant date, subject to forfeiture under the terms of the 2016 Associates LTIP.

Each of the 2016 Directors LTIP and the 2016 Associates LTIP provides for accelerated vesting of awards if there is a change of control and certain other conditions specified in each plan are met.

Financial Statement Impact

The following table details share-based compensation expense and the related income tax benefit for Fiscal 2022, Fiscal 2021 and Fiscal 2020:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Share-based compensation expense	$28,995	$29,304	$18,682
Income tax benefit associated with share-based compensation expense recognized during the period (1)	3,515	3,338	—
(1)     No income tax benefit was recognized during Fiscal 2020 due to the establishment of a valuation allowance.

The following table details discrete income tax benefits and charges related to share-based compensation awards during Fiscal 2022, Fiscal 2021 and Fiscal 2020:

Abercrombie & Fitch Co.	67	2022 Form 10-K

Abercrombie & Fitch Co.

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Income tax discrete benefits (charges) realized for tax deductions related to the issuance of shares during the period	$1,956	$4,198	$(1,719)
Income tax discrete charges realized upon cancellation of stock appreciation rights during the period	(226)	(204)	(1,943)
Total income tax discrete benefits (charges) related to share-based compensation awards	$1,730	$3,994	$(3,662)

The following table details the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights for the Fiscal 2022, Fiscal 2021 and Fiscal 2020:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Employee tax withheld upon issuance of shares (1)	$14,464	$13,163	$5,694
(1)    Classified within other financing activities on the Consolidated Statements of Cash Flows.

Restricted Stock Units

The following table summarizes activity for restricted stock units for Fiscal 2022:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares (1)	Weighted- Average Grant Date Fair Value	Number of Underlying Shares (1)	Weighted- Average Grant Date Fair Value
Unvested at January 29, 2022	2,532,240	$17.16	340,149	$27.08	680,184	$22.81
Granted	1,012,916	28.51	185,197	30.24	92,603	41.60
Change due to performance criteria achievement	—	—	5,668	23.05	18,881	36.24
Vested	(930,944)	18.04	(194,465)	23.05	(113,284)	36.24
Forfeited	(152,817)	20.42	—	—	(16,247)	16.24
Unvested at January 28, 2023 (1)	2,461,395	$21.30	336,549	$31.08	662,137	$23.68

(1)    Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can be achieved at up to 200% of their target vesting amount.

The following table details unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units as of January 28, 2023:

(in thousands)	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost	$34,026	$3,267	$4,907
Remaining weighted-average period cost is expected to be recognized (years)	1.2	1.2	0.9

Abercrombie & Fitch Co.	68	2022 Form 10-K

Abercrombie & Fitch Co.

Additional information pertaining to restricted stock units for Fiscal 2022, Fiscal 2021 and Fiscal 2020 follows:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Service-based restricted stock units:
Total grant date fair value of awards granted	$28,878	$23,959	$19,843
Total grant date fair value of awards vested	16,794	13,360	14,083
Total intrinsic value of awards vested	28,037	36,507	8,147

Performance-based restricted stock units:
Total grant date fair value of awards granted	5,600	5,059	—
Total grant date fair value of awards vested	4,482	—	4,635

Market-based restricted stock units:
Total grant date fair value of awards granted	3,852	3,966	8,443
Total grant date fair value of awards vested	4,105	3,390	4,132
Total intrinsic value of awards vested	3,768	3,335	3,263

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during Fiscal 2022, Fiscal 2021 and Fiscal 2020 were as follows:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Grant date market price	$30.24	$31.78	$12.31
Fair value	41.6	49.81	16.24
Assumptions:
Price volatility	66%	66%	67%
Expected term (years)	2.8	2.9	2.4
Risk-free interest rate	2.5%	0.3%	0.2%
Dividend yield	—	—	—
Average volatility of peer companies	72.3%	72.0%	66.0%
Average correlation coefficient of peer companies	0.515	0.4694	0.4967

Stock Appreciation Rights

The following table summarizes stock appreciation rights activity for Fiscal 2022:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (years)
Outstanding at January 29, 2022	236,139	$32.55
Granted	—	—
Exercised	(4,350)	22.46
Forfeited or expired	(41,200)	48.06
Outstanding at January 28, 2023	190,589	$29.43	$1,262	1.7
Stock appreciation rights exercisable at January 28, 2023	190,589	$29.43	$1,262	1.7
No stock appreciation rights were exercised during Fiscal 2022 or Fiscal 2020. The grant date fair value of awards exercised during Fiscal 2021 follows:

(in thousands)	Fiscal 2021
Total grant date fair value of awards exercised	$1,069

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Share-Based Compensation,” for discussion regarding significant accounting policies related to share-based compensation.

Abercrombie & Fitch Co.	69	2022 Form 10-K

Abercrombie & Fitch Co.

14. DERIVATIVE INSTRUMENTS

As of January 28, 2023, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory transactions, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount (1)
Euro	$88,401
British pound	59,514
Canadian dollar	432
Japanese yen	273

(1)Amounts reported are the U.S. Dollar notional amounts outstanding as of January 28, 2023.

The fair value of derivative instruments is determined using quoted market prices of the same or similar instruments, adjusted for counterparty risk. The location and amounts of derivative fair values of foreign currency exchange forward contracts on the Consolidated Balance Sheets as of January 28, 2023 and January 29, 2022 were as follows:

(in thousands)	Location	January 28, 2023	January 29, 2022	Location	January 28, 2023	January 29, 2022
Derivatives designated as cash flow hedging instruments	Other current assets	$32	$4,973	Accrued expenses	$4,986	$—

Refer to Note 4, “FAIR VALUE,” for further discussion of the determination of the fair value of derivative instruments. Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for Fiscal 2022, Fiscal 2021 and Fiscal 2020 follows:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Gain recognized in AOCL (1)	$2,844	$11,987	$7,619
Gain reclassified from AOCL into cost of sales, exclusive of depreciation and amortization (2)	13,781	1,263	13,235
(1)Amount represents the change in fair value of derivative instruments.
(2)Amount represents gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive (Loss) Income when the hedged item affected earnings, which was when merchandise was converted to cost of sales, exclusive of depreciation and amortization.

Substantially all of the unrealized gains or losses related to foreign currency exchange forward contracts designated as cash flow hedging instruments as of January 28, 2023 will be recognized within the Consolidated Statements of Operations and Comprehensive (Loss) Income over the next 12 months.

Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for Fiscal 2022, Fiscal 2021 and Fiscal 2020 follows:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Gain recognized in other operating income, net	$1,226	$1,205	$742

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Derivative Instruments,” for discussion regarding significant accounting policies related to the Company’s derivative instruments.

Abercrombie & Fitch Co.	70	2022 Form 10-K

Abercrombie & Fitch Co.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

For Fiscal 2022, the activity in AOCL was as follows:

	Fiscal 2022
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 29, 2022	$(120,689)	$5,983	$(114,706)
Other comprehensive (loss) income before reclassifications	(11,964)	2,844	(9,120)
Reclassified gain from AOCL (1)	—	(13,781)	(13,781)
Tax effect	—	80	80
Other comprehensive loss after reclassifications	(11,964)	(10,857)	(22,821)
Ending balance at January 28, 2023	$(132,653)	$(4,874)	$(137,527)
(1)Amount represents gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

For Fiscal 2021, the activity in AOCL was as follows:

	Fiscal 2021
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 30, 2021	$(97,772)	$(4,535)	$(102,307)
Other comprehensive (loss) income before reclassifications	(22,917)	11,987	(10,930)
Reclassified gain from AOCL (1)	—	(1,263)	(1,263)
Tax effect	—	(206)	(206)
Other comprehensive (loss) income after reclassifications	(22,917)	10,518	(12,399)
Ending balance at January 29, 2022	$(120,689)	$5,983	$(114,706)
(1)Amount represents gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

For Fiscal 2020, the activity in AOCL was as follows:

	Fiscal 2020
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 1, 2020	$(109,967)	$1,081	$(108,886)
Other comprehensive income before reclassifications	12,195	7,619	19,814
Reclassified gain from AOCL (1)	—	(13,235)	(13,235)
Tax effect (2)	—	—	—
Other comprehensive income (loss) after reclassifications	12,195	(5,616)	6,579
Ending balance at January 30, 2021	$(97,772)	$(4,535)	$(102,307)
(1)Amount represents gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive (Loss) Income.
(2)No income tax benefit was recognized during Fiscal 2020 due to the establishment of a valuation allowance.

Abercrombie & Fitch Co.	71	2022 Form 10-K

Abercrombie & Fitch Co.

16. SAVINGS AND RETIREMENT PLANS

The Company maintains the Abercrombie & Fitch Co. Savings and Retirement Plan, a qualified plan. All U.S. associates are eligible to participate in this plan if they are at least 21 years of age. In addition, the Company maintains the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan, comprised of two sub-plans (Plan I and Plan II). Plan I contains contributions made through December 31, 2004, while Plan II contains contributions made on and after January 1, 2005. Participation in these plans is based on service and compensation. The Company’s contributions to these plans are based on a percentage of associates’ eligible annual compensation. The cost of the Company’s contributions to these plans was $14.7 million, $15.4 million and $14.1 million for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.

In addition, the Company maintains the Supplemental Executive Retirement Plan which provides retirement income to its former Chief Executive Officer for life, based on averaged compensation before retirement, including base salary and cash incentive compensation. As of January 28, 2023 and January 29, 2022, the Company has recorded $7.2 million and $8.4 million, respectively, in other liabilities on the Consolidated Balance Sheets related to future Supplemental Executive Retirement Plan distributions.

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

The Company’s net sales by operating segment for Fiscal 2022, Fiscal 2021 and Fiscal 2020 were as follows:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
Hollister	$1,962,885	$2,147,979	$1,834,349
Abercrombie	1,734,866	1,564,789	1,291,035
Total	$3,697,751	$3,712,768	$3,125,384

Net sales by geographic area are presented by attributing revenues to an individual country on the basis of the country in which the merchandise was sold for in-store purchases and on the basis of the shipping location provided by customers for digital orders. The Company’s net sales by geographic area for Fiscal 2022, Fiscal 2021 and Fiscal 2020 were as follows:

(in thousands)	Fiscal 2022	Fiscal 2021	Fiscal 2020
U.S.	$2,758,294	$2,652,158	$2,127,403
EMEA	665,828	755,072	709,451
APAC	122,367	171,701	176,636
Other (1)	151,262	133,837	111,894
Total international	$939,457	$1,060,610	$997,981
Total	$3,697,751	$3,712,768	$3,125,384
(1) Other includes all sales that do not fall within the United States, EMEA, or APAC regions, which are derived primarily in Canada.

The Company’s long-lived assets and intellectual property, which primarily relates to trademark assets associated with the Company’s international operations, by geographic area as of January 28, 2023 and January 29, 2022 were as follows:

(in thousands)	January 28, 2023	January 29, 2022
U.S.	$910,696	$849,298
EMEA	317,712	272,348
APAC	49,771	83,830
Other (1)	18,685	23,599
Total international	$386,168	$379,777
Total	$1,296,864	$1,229,075
(1) Other includes amounts that do not fall within the United States, EMEA, or APAC regions, which are derived primarily in Canada.

Abercrombie & Fitch Co.	72	2022 Form 10-K

Abercrombie & Fitch Co.

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

Abercrombie & Fitch Co.	73	2022 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Abercrombie & Fitch Co.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Abercrombie & Fitch Co. and its subsidiaries (the “Company”) as of January 28, 2023 and January 29, 2022, and the related consolidated statements of operations and comprehensive (loss) income, of stockholders’ equity and of cash flows for each of the three years in the period ended January 28, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Abercrombie & Fitch Co.	74	2022 Form 10-K

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

Impairment of Long-Lived Assets – Stores

As described in Notes 2, 6 and 8 to the consolidated financial statements, the Company’s consolidated property and equipment, net balance was $551.6 million and consolidated operating lease right-of-use assets balance was $723.6 million as of January 28, 2023. During the year ended January 28, 2023, the Company recognized long-lived asset store impairment charges of
$11.0 million. The Company’s long-lived assets, primarily operating lease right-of-use assets, leasehold improvements, furniture, fixtures and equipment, are grouped with other assets and liabilities at the store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. On at least a quarterly basis, management reviews the Company’s asset groups for indicators of impairment, which include, but are not limited to, material declines in operational performance, a history of losses, an expectation of future losses, adverse market conditions, store closure or relocation decisions, and any other events or changes in circumstances that would indicate the carrying amount of an asset group might not be recoverable. If an asset group displays an indicator of impairment, it is tested for recoverability by comparing the sum of the estimated future undiscounted cash flows attributable to the asset group to the carrying amount of the asset group. This recoverability test requires management to make assumptions and judgments related, but not limited, to management’s expectations for future cash flows from operating the store. The key assumption used in developing these projected cash flows used in the recoverability test is estimated sales growth rate. If the sum of the estimated future undiscounted cash flows attributable to an asset group is less than its carrying amount, and it is determined that the carrying amount of the asset group is not recoverable, management determines if there is an impairment loss by comparing the carrying amount of the asset group to its fair value. Fair value of an asset group is based on the highest and best use of the asset group, often using a discounted cash flow model that utilizes Level 3 fair value inputs. The key assumptions used in the Company’s fair value analysis are estimated sales growth rate and comparable market rents. An impairment loss is recognized based on the excess of the carrying amount of the asset group over its fair value.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s long-lived assets - stores recoverability test and determination of the fair value of the asset groups. These procedures also included, among others (i) testing management’s process for developing the future undiscounted cash flows attributable to an asset group when testing for recoverability and when determining the fair value of the asset groups to measure for impairment; (ii) evaluating the appropriateness of the models used by management in determining the fair value of the asset groups; (iii) testing the completeness and accuracy of underlying data used in the models; and (iv) evaluating the reasonableness of the significant assumptions related to estimated sales growth rate when developing the future undiscounted cash flows and comparable market rents when estimating the fair value. Evaluating management’s assumptions related to estimated sales growth rate and comparable market rents involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the asset groups, the consistency with evidence obtained in other areas of the audit as it relates to estimated sales growth rate, and consistency with external market data as it relates to estimated sales growth rate and comparable market rents. Professionals with specialized skill and knowledge were used to assist in evaluating of the reasonableness of the comparable market rents significant assumption.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
March 27, 2023

We have served as the Company’s auditor since 1996.

Abercrombie & Fitch Co.	75	2022 Form 10-K

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

A&F maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that A&F files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to A&F’s management, including A&F’s Principal Executive Officer and A&F’s Principal Financial Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Executive Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s disclosure controls and procedures as of January 28, 2023. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Executive Vice President and Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of January 28, 2023, the end of the period covered by this Annual Report on Form 10-K.

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

With the participation of the Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, management evaluated the effectiveness of A&F’s internal control over financial reporting as of January 28, 2023 using criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment of A&F’s internal control over financial reporting, under the criteria described in the preceding sentence, management has concluded that, as of January 28, 2023, A&F’s internal control over financial reporting was effective.

The effectiveness of A&F’s internal control over financial reporting as of January 28, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in A&F’s internal control over financial reporting during the quarter ended January 28, 2023 that have materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

Item 9B.    Other Information

None.

Abercrombie & Fitch Co.	76	2022 Form 10-K

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Abercrombie & Fitch Co.	77	2022 Form 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS, EXECUTIVE OFFICERS AND PERSONS NOMINATED OR CHOSEN TO BECOME DIRECTORS OR EXECUTIVE OFFICERS

Information concerning directors will be included under the caption “Proposal 1 — Election of Directors” in A&F’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) and is incorporated by reference herein. Information concerning executive officers is included under the caption “INFORMATION ABOUT OUR EXECUTIVE OFFICERS” within “ITEM 1. BUSINESS” in this Annual Report on Form 10-K and is incorporated by reference herein.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information concerning beneficial ownership reporting compliance under Section 16(a) of the Exchange Act will be included under the caption “Ownership of our Shares — Delinquent Section 16(a) Reports” in the 2023 Proxy Statement and is incorporated by reference herein.

CODE OF BUSINESS CONDUCT AND ETHICS

The Board of Directors has adopted the Abercrombie & Fitch Co. Code of Business Conduct and Ethics, which applies to all associates and directors worldwide and incorporates an additional Code of Ethics applicable to our Chief Executive Officer, our Chief Financial Officer, and other designated financial associates. The Code of Business Conduct and Ethics is available on the “Corporate Governance” page of the Company’s corporate website at corporate.abercrombie.com.

AUDIT AND FINANCE COMMITTEE

Information concerning the Audit and Finance Committee of the Board of Directors (the “Audit and Finance Committee”) will be included under the captions “Corporate Governance — Committees of the Board and Meeting Attendance — Committees of the Board” and “Audit and Finance Committee Matters” in the 2023 Proxy Statement and is incorporated by reference herein.

PROCEDURES BY WHICH STOCKHOLDERS MAY RECOMMEND NOMINEES TO THE BOARD OF DIRECTORS

Information concerning changes in the procedures by which stockholders of A&F may recommend nominees to the Board of Directors will be included under the captions “Corporate Governance — Director Nominations — Stockholder Recommendations for Director Candidates,” “Corporate Governance — Director Qualifications and Consideration of Director Candidates,” “Stockholder Proposals for 2023 Annual Meeting” and “Additional Information About Our Annual Meeting and Voting — How do I nominate a director using the ‘Proxy Access’ provisions under the Company’s Bylaws?” in the 2023 Proxy Statement and is incorporated by reference herein.

Abercrombie & Fitch Co.	78	2022 Form 10-K

Item 11. Executive Compensation

Information regarding executive compensation will be included under the captions “Corporate Governance — Board Role in Risk Oversight,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Report of the Compensation and Human Capital Committee on Executive Compensation,” and “Executive Compensation Tables” in the 2023 Proxy Statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management will be included under the caption “Ownership of Our Shares” in the 2023 Proxy Statement and is incorporated by reference herein.

Information regarding Common Stock authorized for issuance under A&F’s equity compensation plans will be included under the caption “Equity Compensation Plans” in the 2023 Proxy Statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning relationships and transactions with related persons will be included under the caption “Corporate Governance — Director Independence and Related Person Transactions” in the 2023 Proxy Statement and is incorporated by reference herein.

Information concerning director independence will be included under the captions “Corporate Governance — Board Leadership Structure,” “Corporate Governance — Committees of the Board and Meeting Attendance,” and “Corporate Governance — Director Independence and Related Person Transactions” in the 2023 Proxy Statement and is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Information concerning pre-approval policies and procedures of the Audit and Finance Committee and fees for services rendered by the Company’s principal independent registered public accounting firm will be included under the caption “Audit and Finance Committee Matters — Audit Fees” in the 2023 Proxy Statement and ins incorporated by reference herein.

Abercrombie & Fitch Co.	79	2022 Form 10-K

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

Consolidated Statements of Operations and Comprehensive (Loss) Income for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021.

Consolidated Balance Sheets at January 28, 2023 and January 29, 2022.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021.

Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021.

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

(c) Financial Statement Schedules
    None

Item 16. Form 10-K Summary

None.

Abercrombie & Fitch Co.	80	2022 Form 10-K

Index to Exhibits

Exhibit	Document
3.1
Amended and Restated Certificate of Incorporation of A&F, reflecting amendments through the date of this Annual Report on Form 10-K, incorporated herein by reference to Exhibit 3.2 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011 (File No. 001-12107). [This document represents the Amended and Restated Certificate of Incorporation of Abercrombie & Fitch Co. in compiled form incorporating all amendments.]

3.2
Amended and Restated Bylaws of Abercrombie & Fitch Co. reflecting amendments through the date of this Annual Report on Form 10-K, incorporated herein by reference to Exhibit 3.1 to A&F's Current Report on Form 8-K dated and filed November 22, 2022 (File No. 001-12107). [This document represents the Amended and Restated Bylaws of Abercrombie & Fitch Co. in compiled form incorporating all amendments.]

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

4.5
Intercreditor Agreement, dated as of July 2, 2020, among Wells Fargo Bank, National Association, as ABL Agent, U.S. Bank National Association, as First Lien Notes Collateral Agent, and each other Additional Notes Agent from time to time party thereto, incorporated herein by reference to Exhibit 4.5 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (File No. 001-12107).

10.1*
1998 Restatement of the Abercrombie & Fitch Co. 1996 Stock Plan for Non-Associate Directors, incorporated herein by reference to Exhibit 10.3 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 001-12107).

10.2*
Amended and Restated Employment Agreement, entered into as of August 15, 2005, by and between A&F and Michael S. Jeffries, including (as Exhibit A thereto) the Abercrombie & Fitch Co. Supplemental Executive Retirement Plan (Michael S. Jeffries), effective February 2, 2003, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed August 26, 2005 (File No. 001-12107). [NOTE: Only the Abercrombie & Fitch Co. Supplemental Executive Retirement Plan (Michael S. Jeffries) is still in effect.]

10.3*
Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (Plan I) (prior to January 1, 2005, known as the Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan), as amended and restated May 22, 2003, incorporated herein by reference to Exhibit 10.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2003 (File No. 001-12107).

10.4*
Abercrombie & Fitch Co. Directors’ Deferred Compensation Plan (Plan II), effective January 1, 2005, incorporated herein by reference to Exhibit 10.50 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (File No. 001-12107).

10.5*
Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I (prior to January 1, 2009, known as the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan), as amended and restated effective January 1, 2001, incorporated herein by reference to Exhibit 10.9 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (File No. 001-12107).

10.6*
First Amendment to the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (Plan I) (January 1, 2001 Restatement), effective as of January 1, 2009, incorporated herein by reference to Exhibit 10.13 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2008 (File No. 001-12107).

10.7*
Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (Plan II), as amended and restated effective as of January 1, 2014, incorporated herein by reference to Exhibit 10.3 to A&F’s Current Report on Form 8-K dated and filed October 19, 2015 (File No. 001-12107).

10.8*
First Amendment to the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (Plan II), dated as of October 14, 2015, incorporated herein by reference to Exhibit 10.4 to A&F’s Current Report on Form 8-K dated and filed October 19, 2015 (File No. 001-12107).

10.9*
Second Amendment to the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan (Plan II), dated as of December 16, 2019, incorporated herein by reference to Exhibit 10.33 to A&F's Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (File No. 001-12107).

10.10*
Trust Agreement, made as of October 16, 2006, between A&F and Wilmington Trust Company, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 17, 2006 (File No. 001-12107).

10.11
Amended and Restated Credit Agreement, dated as of April 29, 2021, among Abercrombie & Fitch Management Co., as Lead Borrower; the other Borrowers and Guarantors party thereto; Wells Fargo Bank, National Association, as administrative agent for the lenders, a L/C Issuer and Swing Line Lender; the other lenders party thereto; Citizens Business Capital, as a L/C Issuer; Citizens Bank, N.A., as Syndication Agent; JPMorgan Chase Bank, N.A., as Documentation Agent and a L/C Issuer; and Wells Fargo Bank, National Association, Citizens Bank, N.A. and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, incorporated herein by reference to Exhibit 10.3 to A&F’s Quarterly Report on Form 10 Q for the quarterly period ended May 1, 2021 (File No. 001 12107).†

10.12
First Amendment to Amended and Restated Credit Agreement and First Amendment to Security Agreement, dated as of March 15, 2023, among Abercrombie & Fitch Management Co., as Lead Borrower; the other Borrowers and Guarantors party thereto, and Wells Fargo Bank, National Association, as administrative agent for the Lenders

10.13
Guaranty, dated as of August 7, 2014, made by Abercrombie & Fitch Co., as guarantor, and certain of its wholly-owned subsidiaries, each as a guarantor, in favor of Wells Fargo Bank, National Association, as administrative agent and collateral agent for its own benefit and the benefit of the other Credit Parties, and the Credit Parties, incorporated herein by reference to Exhibit 10.5 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 (File No. 001-12107).

10.14
Security Agreement, dated as of August 7, 2014, made by Abercrombie & Fitch Management Co., as lead borrower for itself and the other Borrowers, Abercrombie & Fitch Co. and certain of its wholly-owned subsidiaries, in their respective capacities as a guarantor, and the other borrowers and guarantors from time to time party thereto, in favor of Wells Fargo Bank, National Association, as administrative agent and collateral agent for the Credit Parties, incorporated herein by reference to Exhibit 10.7 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 (File No. 001-12107).††

Abercrombie & Fitch Co.	81	2022 Form 10-K

10.15*
Confirmation, Ratification and Amendment of Ancillary Loan Documents, made as of April 29, 2021, among Abercrombie & Fitch Co., for itself and as Lead Borrower; the other Borrowers from time to time party thereto; the Guarantors from time to time party thereto; and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent , incorporated herein by reference to Exhibit 10.19 to A&F’s Annual Report on 10-K for the fiscal year ended January 29, 2022 (File No. 001-12107).†

10.16*
Retirement Agreement, dated December 8, 2014, between Michael S. Jeffries and A&F, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed December 9, 2014 (File No. 001-12107).

10.17*
Employment Offer, dated October 8, 2014, between Fran Horowitz and A&F, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 15, 2014 (File No. 001-12107).

10.18*
Letter, dated December 16, 2015, between A&F Management and Fran Horowitz setting forth terms of employment as President and Chief Merchandising Officer, incorporated herein by reference to Exhibit 10.74 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (File No. 001-12107).

10.19*
Form of Agreement entered into between A&F Management and Fran Horowitz as of May 10, 2017, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed May 12, 2017 (File No. 001-12107).

10.20*
Non-Compete Amendment entered into between A&F Management and Fran Horowitz as of November 5, 2021 (including a schedule identifying executive officers of A&F party to substantially identical Non-Compete Agreements with A&F Management, incorporated herein by reference to Exhibit 10.1 to A&F’s Quarterly Report on Form 10‑Q for the quarterly period ended October 30, 2021 (File No. 001‑12107).

10.21*
Employment Offer, dated May 6, 2016, between Kristin Scott and A&F, incorporated herein by reference to Exhibit 10.3 to A&F’s Current Report on Form 8-K dated and filed May 23, 2016 (File No. 001-12107).

10.22*
Form of Agreement entered into between A&F Management and Kristin Scott as of May 10, 2017, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed May 12, 2017 (File No. 001-12107).

10.23*
Employment Offer, dated August 17, 2017, between Scott Lipesky and A&F, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed September 6, 2017 (File No. 001-12107).

10.24*
Form of Agreement entered into between A&F Management and Scott Lipesky as of September 7, 2017, incorporated herein by reference to Exhibit 10.2 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2017 (File No. 001-12107).

10.25*
Employment Offer, dated August 24, 2018, between Gregory J. Henchel and A&F, incorporated herein by reference to Exhibit 10.1 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2018 (File No. 001-12107).

10.26*
Agreement entered into between A&F Management and Gregory J. Henchel as of September 13, 2018, incorporated herein by reference to Exhibit 10.2 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2018 (File No. 001-12107).

10.27*
Form of Retention Restricted Stock Unit Award Agreement, effective as of August 28, 2020, between A&F and each of Scott Lipesky, Kristin Scott and Gregory J. Henchel, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed on September 2, 2020 (File No. 001-12107).

10.28*
Employment Offer, dated May 20, 2021, between Samir Desai and A&F (including, as Exhibit A, the Agreement entered into between A&F Management and Samir Desai as of May 20, 2021), incorporated herein by reference to Exhibit 10.2 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2021 (File No. 001-12107).

10.29*
Form of Director and Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10.3 to A&F's Quarterly Report on Form 10-Q/A for the quarterly period ended April 29, 2017 (File No. 001-12107).

10.30*	Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2005 (File No. 001-12107).
10.31*
Certificate regarding Approval of Amendment of Section 3(b) of the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan by Board of Directors of Abercrombie & Fitch Co. on August 20, 2014, incorporated herein by reference to Exhibit 10.11 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 (File No. 001-12107).

10.32*
Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2011 (File No. 001-12107).

10.33*
Certificate regarding Approval of Amendment of Section 3(b) of the Abercrombie & Fitch Co. Amended and Restated 2007 Long-Term Incentive Plan by Board of Directors of Abercrombie & Fitch Co. on August 20, 2014, incorporated herein by reference to Exhibit 10.12 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 (File No. 001-12107).

10.34*
Form of Stock Appreciation Right Agreement used for grants of awards after March 26, 2013 and prior to August 20, 2013 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed April 29, 2013 (File No. 001-12107).

10.35*
Form of Stock Appreciation Right Award Agreement used for grants of awards after August 20, 2013 and prior to June 16, 2016 under the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.9 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.36*
Form of Stock Appreciation Right Award Agreement used for grants of awards after August 20, 2013 and prior to June 16, 2016 under the Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 (File No. 001-12107).

10.37*
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates (as amended on June 8, 2022), incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed on June 9, 2022 (File No. 001-12107).

10.38*
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on and after March 26, 2019 and prior to March 7, 2023, incorporated herein by reference to Exhibit 10.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2020 (File No. 001-12107).

10.39*
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on and after March 7, 2023.

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

10.41*
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to non-associate chairperson of the board of A&F under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors on and after June 16, 2016.

Abercrombie & Fitch Co.	82	2022 Form 10-K

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

10.43*
Form of Performance Share Award Agreement used to evidence the grant of performance share awards to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on or after March 23, 2021 and prior to March 24, 2022, incorporated herein by reference to Exhibit 10.2 to A&F’s Quarterly Report on Form 10 Q for the quarterly period ended May 1, 2021 (File No. 001-12107).

10.44*
Form of Performance Share Award Agreement used to evidence the grant of performance share awards to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on or after March 24, 2022 and prior to March 7, 2023, incorporated herein by reference to Exhibit 10.1 to A&F’s Quarterly Report on Form 10 Q for the quarterly period ended April 30, 2022 (File No. 001-12107).

10.45*
Form of Performance Share Award Agreement used to evidence the grant of performance share awards to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on or after March 7, 2023.

10.46*
Amended and Restated Abercrombie & Fitch Co. Short-Term Cash Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed March 24, 2021 (File No. 001-12107).

10.47*
Abercrombie & Fitch Co. Long-Term Cash Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.2 to A&F's Current Report on Form 8-K dated and filed June 15, 2017 (File No. 001-12107).

10.48
Abercrombie & Fitch Co. Associate Stock Purchase Plan (October 1, 2007 Restatement, incorporated herein by reference to Exhibit 10.6 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2017 (File No. 001-12107)

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
††    Certain portions of this exhibit have been omitted based upon a request for confidential treatment filed with the SEC. The non-public information has been separately filed with the SEC in connection with that request.

Abercrombie & Fitch Co.	83	2022 Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABERCROMBIE & FITCH CO.

Date: March 27, 2023	By:	/s/ Scott D. Lipesky
Scott D. Lipesky
Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2023.

*
Nigel Travis	Chairperson of the Board and Director

/s/ Fran Horowitz
Fran Horowitz	Chief Executive Officer and Director (Principal Executive Officer)
*
Kerrii B. Anderson	Director
*
Terry L. Burman	Director
*
Susie Coulter	Director
*
Sarah M. Gallagher	Director
*
James A. Goldman	Director
*
Michael E. Greenlees	Director

/s/ Scott D. Lipesky
Scott D. Lipesky	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
*
Helen E. McCluskey	Director
*
Kenneth B. Robinson	Director
*
Helen Vaid	Director
*

*    The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this Annual Report on Form 10-K as Exhibit 24.1.

By:	/s/ Scott D. Lipesky
Scott D. Lipesky
Attorney-in-fact

Abercrombie & Fitch Co.	84	2022 Form 10-K