Form 10-Q
period 2023-04-29
ABERCROMBIE & FITCH CO /DE/
filed 2023-06-06
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2023
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Shares outstanding as of June 2, 2023
$0.01 Par Value	50,064,986

Abercrombie & Fitch Co.	2	2023 1Q Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net sales	$835,994	$812,762
Cost of sales, exclusive of depreciation and amortization	326,200	363,216
Gross profit	509,794	449,546
Stores and distribution expense	331,613	337,543
Marketing, general and administrative expense	142,631	122,149
Asset impairment	4,436	3,422
Other operating income, net	(2,894)	(3,842)
Operating income (loss)	34,008	(9,726)
Interest expense, net	3,443	7,307
Income (loss) before income taxes	30,565	(17,033)
Income tax expense (benefit)	12,718	(2,187)
Net income (loss)	17,847	(14,846)
Less: Net income attributable to noncontrolling interests	1,276	1,623
Net income (loss) attributable to A&F	$16,571	$(16,469)

Net income (loss) per share attributable to A&F
Basic	$0.33	$(0.32)
Diluted	$0.32	$(0.32)

Weighted-average shares outstanding
Basic	49,574	52,077
Diluted	51,467	52,077

Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	$311	$(10,403)
Derivative financial instruments, net of tax	405	1,712
Other comprehensive income (loss)	716	(8,691)
Comprehensive income (loss)	18,563	(23,537)
Less: Comprehensive income attributable to noncontrolling interests	1,276	1,623
Comprehensive income (loss) attributable to A&F	$17,287	$(25,160)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	3	2023 1Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Balance Sheets
(Thousands, except par value amounts)
(Unaudited)

	April 29, 2023	January 28, 2023
Assets
Current assets:
Cash and equivalents	$446,952	$517,602
Receivables	106,149	104,506
Inventories	447,806	505,621
Other current assets	107,684	100,289
Total current assets	1,108,591	1,228,018
Property and equipment, net	550,810	551,585
Operating lease right-of-use assets	692,699	723,550
Other assets	205,978	209,947
Total assets	$2,558,078	$2,713,100
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$221,587	$258,895
Accrued expenses	340,331	413,303
Short-term portion of operating lease liabilities	188,520	213,979
Income taxes payable	19,023	16,023
Total current liabilities	769,461	902,200
Long-term liabilities:
Long-term portion of operating lease liabilities	682,996	713,361
Long-term borrowings, net	297,172	296,852
Other liabilities	97,476	94,118
Total long-term liabilities	1,077,644	1,104,331
Stockholders’ equity
Class A Common Stock: $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	400,699	416,255
Retained earnings	2,344,522	2,368,815
Accumulated other comprehensive loss, net of tax (“AOCL”)	(136,811)	(137,527)
Treasury stock, at average cost: 53,238 and 54,298 shares as of April 29, 2023 and January 28, 2023, respectively	(1,907,586)	(1,953,735)
Total Abercrombie & Fitch Co. stockholders’ equity	701,857	694,841
Noncontrolling interests	9,116	11,728
Total stockholders’ equity	710,973	706,569
Total liabilities and stockholders’ equity	$2,558,078	$2,713,100

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	4	2023 1Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended April 29, 2023
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, January 28, 2023	49,002	$1,033	$416,255	$11,728	$2,368,815	$(137,527)	54,298	$(1,953,735)	$706,569
Net income	—	—	—	1,276	16,571	—	—	—	17,847
Share-based compensation issuances and exercises	1,060	—	(23,644)	—	(40,864)	—	(1,060)	46,149	(18,359)
Share-based compensation expense	—	—	8,088	—	—	—	—	—	8,088
Derivative financial instruments, net of tax	—	—	—	—	—	405	—	—	405
Foreign currency translation adjustments, net of tax	—	—	—	—	—	311	—	—	311
Distributions to noncontrolling interests, net	—	—	—	(3,888)	—	—	—	—	(3,888)
Ending balance at April 29, 2023	50,062	$1,033	$400,699	$9,116	$2,344,522	$(136,811)	53,238	$(1,907,586)	$710,973

	Thirteen Weeks Ended April 30, 2022
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, January 29, 2022	52,985	$1,033	$413,190	$11,234	$2,386,156	$(114,706)	50,315	$(1,859,583)	$837,324
Net income (loss)	—	—	—	1,623	(16,469)	—	—	—	(14,846)
Purchase of Common Stock	(3,260)	—	—	—			3,260	(100,000)	(100,000)
Share-based compensation issuances and exercises	717	—	(23,134)	—	(18,880)	—	(717)	28,089	(13,925)
Share-based compensation expense	—	—	8,356	—	—	—	—	—	8,356
Derivative financial instruments, net of tax	—	—	—	—	—	1,712	—	—	1,712
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(10,403)	—	—	(10,403)
Distributions to noncontrolling interests, net	—	—	—	(3,413)	—	—	—	—	(3,413)
Ending balance at April 30, 2022	50,442	$1,033	$398,412	$9,444	$2,350,807	$(123,397)	52,858	$(1,931,494)	$704,805

Abercrombie & Fitch Co.	5	2023 1Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Cash Flows
(Thousands)
(Unaudited)

	Thirteen Weeks Ended

	April 29, 2023	April 30, 2022
Operating activities
Net income (loss)	$17,847	$(14,846)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	36,028	33,888
Asset impairment	4,436	3,422
Loss (gain) on disposal	489	(2,798)
Provision for (benefit from) deferred income taxes	9,689	(5,853)
Share-based compensation	8,088	8,356
Changes in assets and liabilities:
Inventories	57,662	(38,475)
Accounts payable and accrued expenses	(100,802)	(138,774)
Operating lease right-of-use assets and liabilities	(26,152)	(32,127)
Income taxes	3,000	2,664
Other assets	(10,957)	(33,475)
Other liabilities	112	231
Net cash used for operating activities	(560)	(217,787)
Investing activities
Purchases of property and equipment	(46,391)	(26,292)
Proceeds from the sale of property and equipment	—	7,751
Net cash used for investing activities	(46,391)	(18,541)
Financing activities
Purchases of Common Stock	—	(100,000)
Other financing activities	(21,956)	(16,945)
Net cash used for financing activities	(21,956)	(116,945)
Effect of foreign currency exchange rates on cash	(1,998)	(2,617)
Net decrease in cash and equivalents, and restricted cash and equivalents	(70,905)	(355,890)
Cash and equivalents, and restricted cash and equivalents, beginning of period	527,569	834,368
Cash and equivalents, and restricted cash and equivalents, end of period	$456,664	$478,478
Supplemental information related to non-cash activities
Purchases of property and equipment not yet paid at end of period	$48,006	$33,035
Operating lease right-of-use assets additions, net of terminations, impairments and other reductions	17,857	35,521
Supplemental information related to cash activities
Cash paid for income taxes	3,007	2,887
Cash received from income tax refunds	411	114
Cash paid for amounts included in measurement of operating lease liabilities, net of abatements	85,156	88,322

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	6	2023 1Q Form 10-Q

Abercrombie & Fitch Co.
Index for Notes to Condensed Consolidated Financial Statements (Unaudited)

Abercrombie & Fitch Co.	7	2023 1Q Form 10-Q

Abercrombie & Fitch Co.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. NATURE OF BUSINESS

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as “Abercrombie & Fitch” or the “Company”), is a global, digitally-led omnichannel retailer. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids, which are sold primarily through its digital channels and Company-owned stores, as well as through various third-party arrangements. The Company’s two brand-based operating segments are Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands, and Hollister, which includes the Company’s Hollister, Gilly Hicks, and Social Tourist brands. These brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style. The Company operates primarily in North America, Europe, Middle East, and Asia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying Condensed Consolidated Financial Statements include historical financial statements of, and transactions applicable to, the Company and reflect its financial position, results of operations and cash flows.

The Company has interests in an Emirati business venture, in a Kuwaiti business venture with Majid al Futtaim Fashion L.L.C. (“MAF”) and in a United States of America (the “U.S.”) business venture with Dixar L.L.C. (“Dixar”), each of which meets the definition of a variable interest entity (“VIE”). The purpose of the business ventures with MAF is to operate stores in the United Arab Emirates and Kuwait and the purpose of the business venture with Dixar is to hold the intellectual property related to the Social Tourist brand. The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the operating results, assets and liabilities of these VIEs, with the noncontrolling interests’ (“NCI”) portions of net income (loss) presented as net income attributable to NCI on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and the NCI portion of stockholders’ equity presented as NCI on the Condensed Consolidated Balance Sheets.

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

Fiscal year	Year ended/ ending	Number of weeks
Fiscal 2022	January 28, 2023	52
Fiscal 2023	February 3, 2024	53
Fiscal 2024	February 1, 2025	52

Interim financial statements

The Condensed Consolidated Financial Statements as of April 29, 2023, and for the thirteen week periods ended April 29, 2023 and April 30, 2022, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements. Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2022 filed with the SEC on March 27, 2023 (the “Fiscal 2022 Form 10-K”). The January 28, 2023 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”).

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2023.

Abercrombie & Fitch Co.	8	2023 1Q Form 10-Q

Use of estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved with estimates, actual results may differ. Additionally, these estimates and assumptions may change as a result of the impact of global economic conditions, such as the uncertainty regarding a slowing economy, rising interest rates, continued inflation, fluctuation in foreign exchange rates, and the ongoing conflict in Ukraine, and result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Recent accounting pronouncements

The Company reviews recent accounting pronouncements on a quarterly basis and has excluded discussion of those not applicable to the Company and those that did not have, or are not expected to have, a material impact on the Company’s consolidated financial statements. The following table provides a brief description of certain accounting pronouncements that the company has adopted.

Accounting Standards Update (ASU)	Description	Date of adoption	Effect on the financial statements or other significant matters

ASU 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations	The update relates to disclosure requirements for buyers in supplier finance programs. The amendments in the update require that a buyer disclose qualitative and quantitative information about their supplier finance programs. Interim and annual requirements include disclosure of outstanding amounts under the obligations as of the end of the reporting period, and annual requirements include a roll-forward of those obligations for the annual reporting period, as well as a description of payment and other key terms of the programs. This update is effective for annual periods beginning after December 15, 2022, and interim periods within those fiscal years, except for the requirement to disclose roll-forward information, which is effective for fiscal years beginning after December 15, 2023.	January 29, 2023	The Company adopted the changes to the standard under the retrospective method in the first quarter of Fiscal 2023, except for roll-forward information, which is effective for fiscal years beginning after December 15, 2023. The adoption of this guidance did not have a significant impact on the Company's condensed consolidated financial statements.

Supply Chain Finance Program

On January 29, 2023, the Company adopted the changes to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) described in Accounting Standards Update (“ASU”) No. ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which enhances the transparency of supplier finance programs and requires certain disclosures for a buyer in a supplier finance program.

Under the supply chain finance (“SCF”) program, which is administered by a third party, the Company’s vendors, at their sole discretion, are given the opportunity to sell receivables from the Company to a participating financial institution at a discount that leverages the Company’s credit profile. The commercial terms negotiated by the Company with its vendors are consistent, irrespective of whether a vendor participates in the SCF program. A participating vendor has the option to be paid by the financial institution earlier than the original invoice due date. The Company’s responsibility is limited to making payment on the terms originally negotiated by the Company with each vendor, regardless of whether the vendor sells its receivable to a financial institution. If a vendor chooses to participate in the SCF program, the Company pays the financial institution the stated amount of confirmed merchandise invoices on the stated maturity date, which is 75 days from the invoice date. The agreement with the financial institution does not require the Company to provide assets pledged as security or other forms of guarantees for the SCF program.

As of April 29, 2023 and January 28, 2023, $58.1 million and $68.4 million of SCF program liabilities were recorded in “Accounts payable” in the Condensed Consolidated Balance Sheet, respectively, and reflected as a cash flow from operating activities in the Condensed Consolidated Statements of Cash Flows when settled.

Abercrombie & Fitch Co.	9	2023 1Q Form 10-Q

Condensed Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

(in thousands)	Location	April 29, 2023	January 28, 2023	April 30, 2022	January 29, 2022
Cash and equivalents	Cash and equivalents	$446,952	$517,602	$468,378	$823,139
Long-term restricted cash and equivalents	Other assets	9,712	9,967	10,100	11,229
Cash and equivalents and restricted cash and equivalents		$456,664	$527,569	$478,478	$834,368

3. REVENUE RECOGNITION

Disaggregation of revenue

All revenues are recognized in net sales in the Condensed Consolidated Statements of Operations and Comprehensive Income. For information regarding the disaggregation of revenue, refer to Note 14, “SEGMENT REPORTING.”

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of April 29, 2023, January 28, 2023, April 30, 2022 and January 29, 2022:

(in thousands)	April 29, 2023	January 28, 2023 ⁽¹⁾	April 30, 2022	January 29, 2022 ⁽¹⁾
Gift card liability (1)	$37,630	$39,235	$35,665	$36,984
Loyalty programs liability	23,552	25,640	22,177	22,757
(1)Includes $13.4 million and $12.1 million of revenue recognized during the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively, that was included in the gift card liability at the beginning of January 28, 2023 and January 29, 2022, respectively .

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for the thirteen weeks ended April 29, 2023 and April 30, 2022:

	Thirteen Weeks Ended
(in thousands)	April 29, 2023	April 30, 2022
Revenue associated with gift card redemptions and gift card breakage	$24,224	$23,001
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	12,282	10,181

4. NET INCOME (LOSS) PER SHARE

Net income (loss) per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of Class A Common Stock (“Common Stock”). Additional information pertaining to net income (loss) per share attributable to A&F follows:

	Thirteen Weeks Ended
(in thousands)	April 29, 2023	April 30, 2022
Shares of Common Stock issued	103,300	103,300
Weighted-average treasury shares	(53,726)	(51,223)
Weighted-average — basic shares	49,574	52,077
Dilutive effect of share-based compensation awards	1,893	—
Weighted-average — diluted shares	51,467	52,077
Anti-dilutive shares (1)	2,834	3,598
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

Abercrombie & Fitch Co.	10	2023 1Q Form 10-Q

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The three levels of the hierarchy and the distribution of the Company’s assets measured at fair value on a recurring basis, as of April 29, 2023 and January 28, 2023, were as follows:

	Assets and Liabilities at Fair Value as of April 29, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$52,383	$9,900	$—	$62,283
Derivative instruments (2)	—	7	—	7
Rabbi Trust assets (3)	1	52,014	—	52,015
Restricted cash equivalents (1)	1,373	5,191	—	6,564
Total assets	$53,757	$67,112	$—	$120,869

Liabilities:
Derivative instruments (2)	$—	$4,139	$—	$4,139
Total liabilities	$—	$4,139	$—	$4,139

	Assets and Liabilities at Fair Value as of January 28, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$50,364	$—	$—	$50,364
Derivative instruments (2)	—	32	—	32
Rabbi Trust assets (3)	1	51,681	—	51,682
Restricted cash equivalents (1)	1,690	5,174	—	6,864
Total assets	$52,055	$56,887	$—	$108,942

Liabilities:
Derivative instruments (2)	$—	$4,986	$—	$4,986
Total liabilities	$—	$4,986	$—	$4,986

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

Fair value of long-term borrowings

The Company’s borrowings under its senior secured notes, which have a fixed 8.75% interest rate and mature on July 15, 2025 (the “Senior Secured Notes”) are carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. The carrying amount and fair value of the Company’s long-term gross borrowings were as follows:

(in thousands)	April 29, 2023	January 28, 2023
Gross borrowings outstanding, carrying amount	$299,730	$299,730
Gross borrowings outstanding, fair value	304,975	304,975

Abercrombie & Fitch Co.	11	2023 1Q Form 10-Q

6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

(in thousands)	April 29, 2023	January 28, 2023
Property and equipment, at cost	$2,532,642	$2,517,862
Less: Accumulated depreciation and amortization	(1,981,832)	(1,966,277)
Property and equipment, net	$550,810	$551,585
Refer to Note 8, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during the thirteen weeks ended April 29, 2023 and April 30, 2022.

7. LEASES

The Company is a party to leases related to its Company-operated retail stores as well as for certain of its distribution centers, office space, information technology and equipment.

The following table provides a summary of the Company’s operating lease costs for the thirteen weeks ended April 29, 2023 and April 30, 2022:

	Thirteen Weeks Ended
(in thousands)	April 29, 2023	April 30, 2022
Single lease cost (1)	$58,340	$57,580
Variable lease cost (2)	35,695	33,158
Operating lease right-of-use asset impairment (3)	1,414	1,915
Sublease income (4)	(984)	(1,009)
Total operating lease cost	$94,465	$91,644
(1)Included amortization and interest expense associated with operating lease right-of-use assets and the impact from remeasurement of operating lease liabilities.
(2)Includes variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs, as well as the benefit of $0.1 million of rent abatements during the thirteen weeks ended April 29, 2023, respectively, related to the effects of the COVID-19 pandemic that resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract. The benefit related to rent abatements recognized during the thirteen weeks ended April 30, 2022 was $1.7 million.
(3)Refer to Note 8, “ASSET IMPAIRMENT,” for details related to operating lease right-of-use asset impairment charges.
(4)The terms of the sublease agreement entered into by the Company with a third party during Fiscal 2020 related to one of its previous flagship store locations have not changed materially from that disclosed in Note 8, “LEASES,” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of the Fiscal 2022 Form 10-K. Sublease income is recognized in other operating income, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company had minimum commitments related to operating lease contracts that have not yet commenced, primarily for certain Company-operated retail stores, of approximately $11.5 million as of April 29, 2023.

8. ASSET IMPAIRMENT

Asset impairment charges for the thirteen weeks ended April 29, 2023 and April 30, 2022 were as follows:

	Thirteen Weeks Ended
(in thousands)	April 29, 2023	April 30, 2022
Operating lease right-of-use asset impairment	$1,414	$1,915
Property and equipment asset impairment	3,022	1,507
Total asset impairment	$4,436	$3,422

Asset impairment charges for the thirteen weeks ended April 29, 2023 and April 30, 2022 related to certain of the Company’s assets including stores across brands, geographies and store formats. The store impairment charges for the thirteen weeks ended April 29, 2023 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $12.4 million, including $8.8 million related to operating lease right-of-use assets.

Abercrombie & Fitch Co.	12	2023 1Q Form 10-Q

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

Impact of valuation allowances and other tax charges

During the thirteen weeks ended April 29, 2023, the Company did not recognize income tax benefits on $20.3 million of pretax losses, primarily in Switzerland, resulting in adverse tax impacts of $3.1 million.

As of April 29, 2023, the Company had net deferred tax assets of approximately $9.8 million, $8.5 million, and $15.4 million in China, Japan and United Kingdom, respectively. While the Company believes that these net deferred tax assets are more-likely-than-not to be realized, it is not a certainty, as the Company continues to evaluate and respond to emerging situations. Should circumstances change, the net deferred tax assets may become subject to additional valuation allowances in the future. Additional valuation allowances would result in additional tax expense.

During the thirteen weeks ended April 30, 2022, the Company did not recognize income tax benefits on $13.4 million of pretax losses, primarily in Switzerland, resulting in adverse tax impacts of $2.4 million.

As of April 30, 2022, there were approximately $11.4 million, $10.4 million, and $17.9 million of net deferred tax assets in China, Japan, and the United Kingdom, respectively.

Share-based compensation

Refer to Note 11, “SHARE-BASED COMPENSATION,” for details on income tax benefits and charges related to share-based compensation awards during the thirteen weeks ended April 29, 2023 and April 30, 2022.

10. BORROWINGS

Details on the Company’s long-term borrowings, net, as of April 29, 2023 and January 28, 2023 are as follows:

(in thousands)	April 29, 2023	January 28, 2023
Long-term portion of borrowings, gross at carrying amount	$299,730	$299,730
Unamortized fees	(2,558)	(2,878)
Long-term borrowings, net	$297,172	$296,852

Senior Secured Notes

The terms of the Senior Secured Notes have remained unchanged from those disclosed in Note 13, “BORROWINGS,” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of on the Fiscal 2022 Form 10-K.

ABL Facility

The terms of the Company’s senior secured revolving credit facility of up to $400.0 million (the “ABL Facility”) have remained unchanged from those disclosed in Note 13, “BORROWINGS,” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of the Fiscal 2022 Form 10-K.

The Company did not have any borrowings outstanding under the ABL Facility as of April 29, 2023 or as of January 28, 2023.

As of April 29, 2023, availability under the ABL Facility was $345.4 million, net of $0.6 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility, borrowing capacity available to the Company under the ABL Facility was $310.8 million as of April 29, 2023.

Abercrombie & Fitch Co.	13	2023 1Q Form 10-Q

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

The Company was in compliance with all debt covenants under these agreements as of April 29, 2023.

11. SHARE-BASED COMPENSATION

Financial statement impact

The following table details share-based compensation expense and the related income tax impacts for the thirteen weeks ended April 29, 2023 and April 30, 2022:

	Thirteen Weeks Ended
(in thousands)	April 29, 2023	April 30, 2022
Share-based compensation expense	$8,088	$8,356
Income tax benefit associated with share-based compensation expense recognized	1,005	965

The following table details discrete income tax benefits and charges related to share-based compensation awards during the thirteen weeks ended April 29, 2023 and April 30, 2022:

	Thirteen Weeks Ended
(in thousands)	April 29, 2023	April 30, 2022
Income tax discrete benefits realized for tax deductions related to the issuance of shares	$1,117	$2,111
Income tax discrete charges realized upon cancellation of stock appreciation rights	(101)	(195)
Total income tax discrete benefits related to share-based compensation awards	$1,016	$1,916

The following table details the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights for the thirteen weeks ended April 29, 2023 and April 30, 2022:

	Thirteen Weeks Ended
(in thousands)	April 29, 2023	April 30, 2022
Employee tax withheld upon issuance of shares (1)	$18,359	$13,925
(1)    Classified within other financing activities on the Condensed Consolidated Statements of Cash Flows.

Abercrombie & Fitch Co.	14	2023 1Q Form 10-Q

Restricted stock units

The following table summarizes activity for restricted stock units for the thirteen weeks ended April 29, 2023:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at January 28, 2023	2,461,395	$21.30	336,549	$31.08	662,137	$23.68
Granted	840,987	28.35	222,144	28.36	111,077	41.20
Adjustments for performance achievement	—	—	—	—	493,854	16.24
Vested	(803,312)	19.37	—	—	(987,708)	16.24
Forfeited	(35,766)	26.65	—	—	—	—
Unvested at April 29, 2023 (1)	2,463,304	$24.29	558,693	$30.00	279,360	$43.81
(1)    Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can be achieved at up to 200% of their target vesting amount.

The following table details unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units as of April 29, 2023:

(in thousands)	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost	$51,262	$8,601	$8,085
Remaining weighted-average period cost is expected to be recognized (years)	1.4	1.3	1.2

Additional information pertaining to restricted stock units for the thirteen weeks ended April 29, 2023 and April 30, 2022 follows:

(in thousands)	April 29, 2023	April 30, 2022
Service-based restricted stock units:
Total grant date fair value of awards granted	$23,842	$23,342
Total grant date fair value of awards vested	15,560	13,622

Performance-based restricted stock units:
Total grant date fair value of awards granted	6,300	5,300
Total grant date fair value of awards vested	—	4,482

Market-based restricted stock units:
Total grant date fair value of awards granted	4,576	3,731
Total grant date fair value of awards vested	16,040	4,105

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the thirteen weeks ended April 29, 2023 and April 30, 2022 were as follows:

	April 29, 2023	April 30, 2022
Grant date market price	$28.36	$32.07
Fair value	41.20	45.15

Price volatility	63%	66%
Expected term (years)	2.9	2.9
Risk-free interest rate	4.6%	2.3%
Dividend yield	—	—
Average volatility of peer companies	66.0	72.9
Average correlation coefficient of peer companies	0.5295	0.5146

Abercrombie & Fitch Co.	15	2023 1Q Form 10-Q

Stock appreciation rights

The following table summarizes stock appreciation rights activity for the thirteen weeks ended April 29, 2023:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (years)
Outstanding at January 28, 2023	190,589	$29.43
Exercised	(7,700)	24.05
Forfeited or expired	(23,700)	45.69
Outstanding at April 29, 2023	159,189	$27.27	$106,556	1.6
Stock appreciation rights exercisable at April 29, 2023	159,189	$27.27	$106,556	1.6

No stock appreciation rights were exercised during the thirteen weeks ended April 30, 2022.

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

As of April 29, 2023, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory transactions, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount (1)
Euro	$83,749
British pound	61,030
Canadian dollar	—
Japanese yen	—
(1)    Amounts reported are the U.S. Dollar notional amounts outstanding as of April 29, 2023.

The fair value of derivative instruments is determined using quoted market prices of the same or similar instruments, adjusted for counterparty risk. The location and amounts of derivative fair values of foreign currency exchange forward contracts on the Condensed Consolidated Balance Sheets as of April 29, 2023 and January 28, 2023 were as follows:

(in thousands)	Location	April 29, 2023	January 28, 2023	Location	April 29, 2023	January 28, 2023
Derivatives designated as cash flow hedging instruments	Other current assets	$7	$32	Accrued expenses	$4,139	$4,986

Abercrombie & Fitch Co.	16	2023 1Q Form 10-Q

Information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for the thirteen weeks ended April 29, 2023 and April 30, 2022 follows:

	Thirteen Weeks Ended
(in thousands)	April 29, 2023	April 30, 2022
(Loss) gain recognized in AOCL (1)	$(507)	$5,363
(Loss) gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization (2)	(906)	3,684
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

Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for the thirteen weeks ended April 29, 2023 and April 30, 2022 follows:

	Thirteen Weeks Ended
(in thousands)	April 29, 2023	April 30, 2022
(Gain) loss, net recognized in other operating income, net	$(547)	$1,141

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

For the thirteen weeks ended April 29, 2023, the activity in AOCL was as follows:

	Thirteen Weeks Ended April 29, 2023
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 28, 2023	$(132,653)	$(4,874)	$(137,527)
Other comprehensive income (loss) before reclassifications	311	(507)	(196)
Reclassified loss from AOCL (1)	—	906	906
Tax effect	—	6	6
Other comprehensive income after reclassifications	311	405	716
Ending balance at April 29, 2023	$(132,342)	$(4,469)	$(136,811)

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

Abercrombie & Fitch Co.	17	2023 1Q Form 10-Q

14. SEGMENT REPORTING

The Company’s two operating segments are brand-based: Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands, and Hollister, which includes the Company’s Hollister, Gilly Hicks, and Social Tourist brands. These operating segments have similar economic characteristics, classes of consumers, products, and production and distribution methods, operate in the same regulatory environments, and have been aggregated into one reportable segment. Amounts shown below include net sales from wholesale, franchise and licensing operations, which are not a significant component of total revenue, and are aggregated within their respective operating segment and geographic area.

The Company’s net sales by operating segment for the thirteen weeks ended April 29, 2023 and April 30, 2022 were as follows:

	Thirteen Weeks Ended
(in thousands)	April 29, 2023	April 30, 2022
Abercrombie	436,044	383,928
Hollister	$399,950	$428,834
Total	$835,994	$812,762

Net sales by geographic area are presented by attributing revenues to an individual country on the basis of the country in which the merchandise was sold for in-store purchases and on the basis of the shipping location provided by customers for digital and wholesale orders. The Company’s net sales by geographic area for the thirteen weeks ended April 29, 2023 and April 30, 2022 were as follows:

	Thirteen Weeks Ended
(in thousands)	April 29, 2023	April 30, 2022
U.S.	$636,117	$585,106
EMEA (1)	139,258	163,969
APAC (2)	33,333	29,897
Other (3)	27,286	33,790
International	$199,877	$227,656
Total	$835,994	$812,762
(1)    Europe, Middle East and Africa region (“EMEA”).
(2)    Asia-Pacific region (“APAC”).
(3)     Other includes all sales that do not fall within the United States, EMEA, or APAC regions, which are derived primarily in Canada.

15. SUBSEQUENT EVENT

During the second quarter of Fiscal 2023, operating segments were reorganized into three geographic operating segments: Americas, Asia-Pacific (APAC), and Europe, the Middle East and Africa (EMEA).  Beginning with the second quarter of Fiscal 2023, all periods presented will be recast to conform to this classification.

Abercrombie & Fitch Co.	18	2023 1Q Form 10-Q

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by the Company, its management or spokespeople involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “should,” “are confident,” “will,” “could,” “outlook,” or the negative versions of these words or other comparable words, and similar expressions may identify forward-looking statements. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. Factors that could cause results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to, the risks described or referenced in Part I, Item 1A. “Risk Factors,” in the Company’s Fiscal 2022 Form 10-K and otherwise in our reports and filings with the SEC, as well as the following:
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
•risks related to our ability to execute on our strategic and growth initiatives, including those outlined in our Always Forward Plan;
•risks related to international operations, including changes in the economic or political conditions where we sell or source our products or changes in import tariffs or trade restrictions;
•risks and uncertainty related to the COVID-19 pandemic and any other adverse public health developments:
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

Abercrombie & Fitch Co.	19	2023 1Q Form 10-Q

INTRODUCTION

MD&A is provided as a supplement to the accompanying Condensed Consolidated Financial Statements and notes thereto to help provide an understanding of the Company’s results of operations, financial condition, and liquidity. MD&A is organized as follows:

•Overview. A general description of the Company’s business and certain segment information.
•Current Trends and Outlook. A discussion related to certain of the Company’s focus areas for the current fiscal year and discussion of certain risks and challenges, as well as a summary of the Company’s performance for the thirteen weeks ended April 29, 2023 and April 30, 2022.
•Results of Operations. An analysis of certain components of the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended April 29, 2023 and April 30, 2022.
•Liquidity and Capital Resources. A discussion of the Company’s financial condition, changes in financial condition and liquidity as of April 29, 2023, which includes (i) an analysis of financial condition as compared to January 28, 2023; (ii) an analysis of changes in cash flows for the thirteen weeks ended April 29, 2023, as compared to the thirteen weeks ended April 30, 2022; and (iii) an analysis of liquidity, including availability under the Company’s ABL Facility, the Company’s share repurchase program, and outstanding debt and covenant compliance.
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

Abercrombie & Fitch Co.	20	2023 1Q Form 10-Q

OVERVIEW

Business summary

The Company is a global, digitally-led omnichannel retailer. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids, which are sold primarily through its digital channels and Company-owned stores, as well as through various third-party arrangements. The Company’s two brand-based operating segments are Abercrombie, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands, and Hollister, which includes the Company’s Hollister, Gilly Hicks, and Social Tourist brands. These brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style. The Company operates primarily in North America, Europe, Middle East, and Asia.

The Company’s fiscal year ends on the Saturday closest to January 31. All references herein to the Company’s fiscal years are as follows:

Fiscal year	Year ended/ ending	Number of weeks
Fiscal 2022	January 28, 2023	52
Fiscal 2023	February 3, 2024	53
Fiscal 2024	February 1, 2025	52

Seasonality

Historically, the Company’s operations have been seasonal in nature and consist of two principal selling seasons: the spring season, which includes the first and second fiscal quarters (“Spring”) and the fall season, which includes the third and fourth fiscal quarters (“Fall”). Due to the seasonal nature of the retail apparel industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year and the Company could have significant fluctuations in certain asset and liability accounts. The Company historically experiences its greatest sales activity during the Fall season due to back-to-school and holiday sales periods, respectively.

CURRENT TRENDS AND OUTLOOK

Focus areas for Fiscal 2023

The Company remains committed to, and confident in, its long-term vision of being a digitally-led global omnichannel apparel retailer and continues to evaluate opportunities to make progress toward initiatives that support this vision as outlined in its Always Forward Plan.

The Always Forward Plan, which outlines the Company’s long-term strategic goals, including growing shareholder value is anchored on three strategic growth principles, which are to:
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
•Continue to progress on our multi-year enterprise resource planning (“ERP”) transformation and cloud migration journey; and
•Improve our digital and app experience across key parts of the customer journey
•Operate with financial discipline
•Maintain appropriately lean inventory levels that put Abercrombie and Hollister in a position to chase inventory throughout the year; and
•Properly balance investments, inflation and efficiency efforts to improve profitability

Abercrombie & Fitch Co.	21	2023 1Q Form 10-Q

Supply chain and impact of inflation

Previously, the Company experienced inflationary pressures with respect to labor, cotton, freight and other raw materials and other costs, which has negatively impacted expenses and margins. While freight costs have stabilized and supply chain constraints are waning, there continues to be inflationary pressures with respect to cotton and other raw materials, as well as other operating costs. Continued inflationary pressures could further impact expenses and have a long-term impact on the Company because increasing costs may impact its ability to maintain satisfactory margins. The Company may be unsuccessful in passing these increased costs on to its customers through higher AUR.

Furthermore, increases in inflation may not be matched by growth in consumer income, which also could have a negative impact on discretionary spending. In periods of perceived or actual unfavorable economic conditions, consumers may reallocate available discretionary spending, which may adversely impact demand for our products.

The adverse consequences of the current economic environment continue to impact the Company and may persist for some time. The Company will continue to assess impacts on its operations and financial condition, and will respond as it deems appropriate.

Global Store Network Optimization

The Company has a goal of opening smaller, omni-enabled stores that cater to local customers. The Company continues to use data to inform its focus on aligning store square footage with digital penetration, and during the year-to-date period of Fiscal 2023, the Company opened six new stores, while closing 10 stores. As part of this focus, the Company plans to be a net store opener again this year with approximately 35-40 new stores, while closing approximately 20-25 stores, during Fiscal 2023, pending negotiations with our landlord partners.

Future closures could be completed through natural lease expirations, while certain other leases include early termination options that can be exercised under specific conditions. The Company may also elect to exit or modify other leases, and could incur charges related to these actions. Additional details related to store count and gross square footage follow:

	Abercrombie (1)		Hollister (2)		Total Company (3)
	U.S.	International	U.S.	International	U.S.	International	Total
Number of stores:
January 28, 2023	180	53	380	149	560	202	762
New	1	2	1	2	2	4	6
Permanently closed	(2)	(1)	(4)	(3)	(6)	(4)	(10)
April 29, 2023	179	54	377	148	556	202	758
Gross square footage (in thousands):
April 29, 2023	1,146	350	2,407	1,120	3,553	1,470	5,023
(1)Abercrombie includes the Company's Abercrombie & Fitch and abercrombie kids brands. Locations with abercrombie kids carveouts within Abercrombie & Fitch stores are represented as a single store count. Excludes 22 international franchise stores as of April 29, 2023 and 23 international franchise stores as of January 28, 2023. Excludes three Company-operated temporary stores as of each of April 29, 2023 and January 28, 2023.
(2)Hollister includes the Company’s Hollister and Gilly Hicks brands. Locations with Gilly Hicks carveouts within Hollister stores are represented as a single store count. Excludes 13 international franchise stores as of April 29, 2023 and 12 international franchise stores as of January 28, 2023. Excludes 20 Company-operated temporary stores as of April 29, 2023 and 16 Company-operated temporary stores as of January 28, 2023.
(3)This store count excludes one international third-party operated multi-brand outlet store as of each of April 29, 2023 and January 28, 2023.

Impact of global events and uncertainty

As we are a global multi-brand omnichannel specialty retailer, with operations in North America, Europe, Middle East and Asia, among other regions, management is mindful of macroeconomic risks, global challenges and the changing global geopolitical environment, including the on-going conflict in Ukraine, that could adversely impact certain areas of the business. As a result, management continues to monitor global events. The Company continues to assess the potential impacts these events and similar events may have on the business in future periods and continues to develop and update contingency plans to assist in mitigating potential impacts. It is possible that the Company’s preparations for such events are not adequate to mitigate their impact, and that these events could further adversely affect its business and results of operations.

For a discussion of material risks that have the potential to cause our actual results to differ materially from our expectations, refer to the disclosures under the heading “Forward-looking Statements and Risk Factors” in “Item 1A. Risk Factors” on the Fiscal 2022 Form 10-K.

Abercrombie & Fitch Co.	22	2023 1Q Form 10-Q

Summary of results
A summary of results for the thirteen weeks ended April 29, 2023 and April 30, 2022 follows:

	GAAP		Non-GAAP (1)
(in thousands, except change in net sales, gross profit rate, operating income (loss) margin and per share amounts)	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Thirteen Weeks Ended
Net sales	$835,994	$812,762
Change in net sales	2.9%	4.0%
Gross profit rate	61.0%	55.3%
Operating income (loss)	$34,008	$(9,726)	$38,444	$(6,304)
Operating income (loss) margin	4.1%	(1.2)%	4.6%	(0.8)%
Net income (loss) attributable to A&F	$16,571	$(16,469)	$19,820	$(13,965)
Net income (loss) per share attributable to A&F	0.32	(0.32)	0.39	(0.27)
(1)    Discussion as to why the Company believes that these non-GAAP financial measures are useful to investors and a reconciliation of the non-GAAP measures to the most directly comparable financial measure calculated and presented in accordance with GAAP are provided below under “NON-GAAP FINANCIAL MEASURES.”

Certain components of the Company’s Condensed Consolidated Balance Sheets as of April 29, 2023 and January 28, 2023 were as follows:

(in thousands)	April 29, 2023	January 28, 2023
Cash and equivalents	$446,952	$517,602
Gross long-term borrowings outstanding, carrying amount	299,730	299,730
Inventories	447,806	505,621

Certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirteen week periods ended April 29, 2023 and April 30, 2022 were as follows:

(in thousands)	April 29, 2023	April 30, 2022
Net cash used for operating activities	$(560)	$(217,787)
Net cash used for investing activities	(46,391)	(18,541)
Net cash used for financing activities	(21,956)	(116,945)

RESULTS OF OPERATIONS

The estimated basis point (“BPS”) change disclosed throughout this Results of Operations section has been rounded based on the change in the percentage of net sales.

Net sales

The Company’s net sales by operating segment for the thirteen weeks ended April 29, 2023 and April 30, 2022 were as follows:

	Thirteen Weeks Ended
(in thousands)	April 29, 2023	April 30, 2022	$ Change	% Change	Comparable Sales (1)
Abercrombie (2)	$436,044	$383,928	$52,116	14%	14%
Hollister (3)	399,950	428,834	(28,884)	(7)	(6)
Total	$835,994	$812,762	$23,232	3	3
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.
(2)Includes Abercrombie & Fitch and abercrombie kids brands.
(3)Includes Hollister, Gilly Hicks, and Social Tourist brands.

Abercrombie & Fitch Co.	23	2023 1Q Form 10-Q

Net sales by geographic area are presented by attributing revenues to an individual country on the basis of the country in which the merchandise was sold for in-store purchases and the shipping location provided by customers for digital orders. The Company’s net sales by geographic area for the thirteen weeks ended April 29, 2023 and April 30, 2022 were as follows:

	Thirteen Weeks Ended
(in thousands)	April 29, 2023	April 30, 2022	$ Change	% Change	Comparable Sales (1)
U.S.	$636,117	$585,106	$51,011	9%	4%
EMEA	139,258	163,969	(24,711)	(15)	(4)
APAC	33,333	29,897	3,436	11	22
Other (2)	27,286	33,790	(6,504)	(19)	(2)
International	$199,877	$227,656	$(27,779)	(12)	0
Total	$835,994	$812,762	$23,232	3	3
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.
(2)Other includes all sales that do not fall within the United States, EMEA, or APAC regions, which are derived primarily in Canada.

For the first quarter of Fiscal 2023, net sales increased 3% primarily due to an increase in AUR. The year-over-year increase in net sales reflects a positive comparable sales of 3%, as compared to the first quarter of Fiscal 2022, with growth in the U.S. partially offset by a decline in International. This was partially offset by the adverse impact from changes in foreign currency exchange rates of approximately 1% or $9 million.

Cost of sales, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	April 29, 2023		April 30, 2022
(in thousands)		% of Net sales		% of Net sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$326,200	39.0%	$363,216	44.7%	(570)

For the first quarter of Fiscal 2023, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 570 basis points, as compared to the first quarter of Fiscal 2022. The year-over-year decrease was primarily driven by a benefit of 760 basis points from lower freight costs and 230 basis points from year-over-year AUR growth partially offset by 320 basis points from higher cotton costs and 100 basis points from the adverse impact from changes in foreign currency exchange rates.

Gross profit, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	April 29, 2023		April 30, 2022
(in thousands)		% of Net sales		% of Net sales	BPS Change
Gross profit, exclusive of depreciation and amortization	$509,794	61.0%	$449,546	55.3%	570

Stores and distribution expense

	Thirteen Weeks Ended
	April 29, 2023		April 30, 2022
(in thousands)		% of Net sales		% of Net sales	BPS Change
Stores and distribution expense	$331,613	39.7%	$337,543	41.5%	(180)

For the first quarter of Fiscal 2023, stores and distribution expense decreased 180 basis points, as compared to the first quarter of Fiscal 2022. The $6 million decrease was primarily driven by a decrease in digital marketing and fulfillment costs as compared to the first quarter of Fiscal 2022.

Abercrombie & Fitch Co.	24	2023 1Q Form 10-Q

Marketing, general and administrative expense

	Thirteen Weeks Ended
	April 29, 2023		April 30, 2022
(in thousands)		% of Net sales		% of Net sales	BPS Change
Marketing, general and administrative expense	$142,631	17.1%	$122,149	15.0%	210

For the first quarter of Fiscal 2023, marketing, general and administrative expense, as a percentage of net sales, increased 210 basis points, as compared to the first quarter of Fiscal 2022, primarily driven by an increase in technology expenses and incentive-based compensation.

Asset impairment

	Thirteen Weeks Ended
	April 29, 2023		April 30, 2022
(in thousands)		% of Net sales		% of Net sales	BPS Change
Asset impairment	$4,436	0.5%	$3,422	0.4%	10
Excluded items:
Asset impairment charges (1)	(4,436)	(0.5)	(3,422)	(0.4)	(10)
Adjusted non-GAAP asset impairment	$—	—	$—	—	—
(1)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Refer to Note 8, “ASSET IMPAIRMENT.”

Other operating income, net

	Thirteen Weeks Ended
	April 29, 2023		April 30, 2022
(in thousands)		% of Net sales		% of Net sales	BPS Change
Other operating income, net	$2,894	0.3%	$3,842	0.5%	20

Operating income (loss)

	Thirteen Weeks Ended
	April 29, 2023		April 30, 2022
(in thousands)		% of Net sales		% of Net sales	BPS Change
Operating income (loss)	$34,008	4.1%	$(9,726)	(1.2)%	530
Excluded items:
Asset impairment charges (1)	4,436	0.5	3,422	0.4	10
Adjusted non-GAAP operating income (loss) ⁽¹⁾	$38,444	4.6	$(6,304)	(0.8)	540
(1)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Abercrombie & Fitch Co.	25	2023 1Q Form 10-Q

Interest expense, net

	Thirteen Weeks Ended
	April 29, 2023		April 30, 2022
(in thousands)		% of Net sales		% of Net sales	BPS Change
Interest expense	$7,458	0.9%	$7,809	1.0%	(10)
Interest income	(4,015)	(0.5)	(502)	(0.1)	(40)
Interest expense, net	$3,443	0.4	$7,307	0.9	(50)

For the first quarter of Fiscal 2023, interest expense, net was lower, as a result of higher interest income due to the increase in rates received on deposits and money market accounts, compared to the first quarter of Fiscal 2022.

Income tax expense (benefit)

	Thirteen Weeks Ended
	April 29, 2023		April 30, 2022
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense (benefit)	$12,718	41.6%	$(2,187)	12.8%
Excluded items:
Tax effect of pre-tax excluded items (1)	1,187		918
Adjusted non-GAAP income tax expense (benefit) ⁽¹⁾	$13,905	39.7%	$(1,269)	9.3%
(1)    The tax effect of pre-tax excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis. Refer to “Operating income (loss)” and “NON-GAAP FINANCIAL MEASURES” for details of pre-tax excluded items.

Refer to Note 9, “INCOME TAXES.”

Net income (loss) attributable to A&F

	Thirteen Weeks Ended
	April 29, 2023		April 30, 2022
(in thousands)		% of Net sales		% of Net sales	BPS Change
Net income (loss) attributable to A&F	$16,571	2.0%	$(16,469)	(2.0)%	400
Excluded items, net of tax (1)	3,249	0.4	2,504	0.3	10
Adjusted non-GAAP net income (loss) attributable to A&F (2)	$19,820	2.4	$(13,965)	(1.7)	410
(1)    Excluded items presented above under “Operating income (loss),” and “Income tax expense (benefit)”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Net income (loss) per share attributable to A&F

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022	$ Change
Net income (loss) per diluted share attributable to A&F	$0.32	$(0.32)	$0.64
Excluded items, net of tax (1)	0.06	0.05	0.01
Adjusted non-GAAP net income (loss) per diluted share attributable to A&F	0.39	(0.27)	0.66
Impact from changes in foreign currency exchange rates	—	(0.12)	0.12
Adjusted non-GAAP net income (loss) per diluted share attributable to A&F on a constant currency basis (2)	0.39	(0.39)	0.78
(1)    Excluded items presented above under “Operating income (loss),” and “Income tax expense (benefit).”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Abercrombie & Fitch Co.	26	2023 1Q Form 10-Q

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

The Company evaluates opportunities for investments in the business that are in line with initiatives that position the business for sustainable long-term growth that align with its strategic pillars as described within “Item 1. Business - STRATEGY AND KEY BUSINESS PRIORITIES” included on the Fiscal 2022 Form 10-K, including being opportunistic regarding growth opportunities. Examples of potential investment opportunities include, but are not limited to, new store experiences, and investments in its digital and omnichannel initiatives. Historically, the Company has utilized free cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as digital and omnichannel investments, information technology, and other projects. For the year-to-date period ended April 29, 2023, the Company used $46.4 million towards capital expenditures. Total capital expenditures for Fiscal 2023 are expected to be approximately $160 million.

The Company measures liquidity using total cash and cash equivalents and incremental borrowing available under the ABL Facility. As of April 29, 2023, the Company had cash and cash equivalents of $447.0 million and total liquidity of approximately $757.7 million, compared with cash and cash equivalents of $517.6 million and total liquidity of approximately $865.7 million at the beginning of Fiscal 2023. This allows the Company to evaluate potential opportunities to strategically deploy excess cash and/or deleverage the balance sheet, depending on various factors, such as market and business conditions, including the Company’s ability to accelerate investments in the business. Such opportunities include, but are not limited to, returning cash to shareholders through share repurchases or purchasing outstanding Senior Secured Notes.

Share repurchases and dividends

In November 2021, A&F’s Board of Directors approved a $500 million share repurchase authorization, replacing the prior 2021 share repurchase authorization of 10.0 million shares, which had approximately 3.9 million shares remaining available. During the year-to-date period ended April 29, 2023, the Company did not repurchase any shares of its common stock.

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

Abercrombie & Fitch Co.	27	2023 1Q Form 10-Q

Credit facility and Senior Secured Notes

As of April 29, 2023, the Company had $299.7 million of gross borrowings outstanding under the Senior Secured Notes.

In addition, the Amended and Restated Credit Agreement, as amended by the First Amendment (as defined below) provides for the ABL Facility, which is a senior secured asset-based revolving credit facility of up to $400 million. As of April 29, 2023, the Company did not have any borrowings outstanding under the ABL Facility. The ABL Facility matures on April 29, 2026.

Details regarding the remaining borrowing capacity under the ABL Facility as of April 29, 2023 are as follows:

(in thousands)	April 29, 2023
Loan cap	$345,995
Less: Outstanding stand-by letters of credit	(610)
Borrowing capacity	345,385
Less: Minimum excess availability (1)	(34,600)
Borrowing capacity available	$310,785
(1)    The Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility.

Refer to Note 10, “BORROWINGS.”

Income taxes

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S. without incurring additional federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019 are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds could be repatriated without incurring additional tax expense. As of April 29, 2023, $184.3 million of the Company’s $447.0 million of cash and equivalents were held by foreign affiliates.

Refer to Note 9, “INCOME TAXES.”

Analysis of cash flows

The table below provides certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended April 29, 2023 and April 30, 2022:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
(in thousands)
Cash and equivalents, and restricted cash and equivalents, beginning of period	$527,569	$834,368
Net cash used for operating activities	(560)	(217,787)
Net cash used for investing activities	(46,391)	(18,541)
Net cash used for financing activities	(21,956)	(116,945)
Effect of foreign currency exchange rates on cash	(1,998)	(2,617)
Net decrease in cash and equivalents, and restricted cash and equivalents	(70,905)	(355,890)
Cash and equivalents, and restricted cash and equivalents, end of period	$456,664	$478,478

Operating activities - During the year-to-date period ended April 29, 2023, net cash used for operating activities included increased cash receipts as a result of the 3% year-over-year increase in net sales as well as increased payments to vendors in the fourth quarter of Fiscal 2022 which resulted in lower cash payments in the first quarter of Fiscal 2023.

Investing activities - During the year-to-date period ended April 29, 2023, net cash used for investing activities was primarily used for capital expenditures of $46.4 million. This compared to net cash used for investing activities of $26.3 million for the year-to-date period ended April 30, 2022, which was primarily used for capital expenditures, partially offset by the proceeds from the sale of property and equipment of $7.8 million.

Financing activities - During the year-to-date period ended April 29, 2023, net cash used for financing activities included amounts related to shares of common stock withheld (repurchased) to cover tax withholdings upon vesting of share-based compensation awards. During the year-to-date period ended April 30, 2022, net cash used by financing activities included the purchase of approximately 3.3 million shares of Common Stock with a market value of approximately $100.0 million.

Abercrombie & Fitch Co.	28	2023 1Q Form 10-Q

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

There have been no material changes in the Company’s contractual obligations since January 28, 2023, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

RECENT ACCOUNTING PRONOUNCEMENTS

The Company describes its significant accounting policies in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” included on the Fiscal 2022 Form 10-K. The Company reviews recent accounting pronouncements on a quarterly basis and has excluded discussion of those not applicable to the Company and those that did not have, or are not expected to have, a material impact on the Company’s consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

The Company describes its critical accounting estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included on the Fiscal 2022 Form 10-K. There have been no significant changes in critical accounting policies and estimates since the end of Fiscal 2022.

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

Excluded items

The following financial measures are disclosed on a GAAP and on an adjusted non-GAAP basis excluding the following items, as applicable:

Financial measures (1)	Excluded items
Operating income (loss)	Asset impairment charges
Income tax expense (benefit) (2)	Tax effect of pre-tax excluded items
Net income (loss) and net income (loss) per share attributable to A&F (2)	Pre-tax excluded items and the tax effect of pre-tax excluded items
(1)     Certain of these financial measures are also expressed as a percentage of net sales.
(2)    The tax effect of excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis.

Abercrombie & Fitch Co.	29	2023 1Q Form 10-Q

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

A reconciliation of non-GAAP financial metrics on a constant currency basis to financial measures calculated and presented in accordance with GAAP for the thirteen weeks ended April 29, 2023 and April 30, 2022 follows:

(in thousands, except change in net sales, gross profit rate, operating margin and per share data)	Thirteen Weeks Ended
Net sales	April 29, 2023	April 30, 2022	% Change
GAAP	$835,994	$812,762	3%
Impact from changes in foreign currency exchange rates	—	(8,597)	1
Non-GAAP on a constant currency basis	$835,994	$804,165	4
Gross profit, exclusive of depreciation and amortization expense	April 29, 2023	April 30, 2022	BPS Change (1)
GAAP	$509,794	$449,546	570
Impact from changes in foreign currency exchange rates	—	(12,601)	100
Non-GAAP on a constant currency basis	$509,794	$436,945	670
Operating income (loss)	April 29, 2023	April 30, 2022	BPS Change (1)
GAAP	$34,008	$(9,726)	530
Excluded items (2)	(4,436)	(3,422)	(10)
Adjusted non-GAAP	$38,444	$(6,304)	540
Impact from changes in foreign currency exchange rates	—	(8,639)	110
Adjusted non-GAAP on a constant currency basis	$38,444	$(14,943)	650
Net income (loss) per share attributable to A&F	April 29, 2023	April 30, 2022	$ Change
GAAP	$0.32	$(0.32)	$0.64
Excluded items, net of tax (2)	(0.06)	(0.05)	(0.01)
Adjusted non-GAAP	$0.39	$(0.27)	$0.66
Impact from changes in foreign currency exchange rates	—	(0.12)	0.12
Adjusted non-GAAP on a constant currency basis	$0.39	$(0.39)	$0.78

(1)    The estimated basis point change has been rounded based on the change in the percentage of net sales.
(2)    Excluded items for the thirteen weeks ended April 29, 2023 and April 30, 2022 consisted of pre-tax store asset impairment charges and the tax effect of pre-tax excluded items.

Abercrombie & Fitch Co.	30	2023 1Q Form 10-Q

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
The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II, and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies, which are recorded at cash surrender value. The change in cash surrender value of the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.3 million and $0.4 million for each of the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively which are recorded in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Rabbi Trust assets were included in other assets on the Condensed Consolidated Balance Sheets as of April 29, 2023 and January 28, 2023 and are restricted in their use as noted above.

INTEREST RATE RISK

Prior to July 2, 2020, the Company’s exposure to market risk due to changes in interest rates related primarily to the increase or decrease in the amount of interest expense from fluctuations in the LIBO rate, or an alternate base rate associated with the Company’s former term loan facility (the “Term Loan Facility”) and the ABL Facility. On July 2, 2020, the Company issued the Senior Secured Notes and repaid all outstanding borrowings under the Term Loan Facility and the ABL Facility, thereby eliminating any then-existing cash flow market risk due to changes in interest rates. The Senior Secured Notes are exposed to interest rate risk that is limited to changes in fair value. This analysis for Fiscal 2023 may differ from the actual results due to potential changes in gross borrowings outstanding under the ABL Facility and potential changes in interest rate terms and limitations described within the Amended and Restated Credit Agreement.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBO rate) announced it intended to stop compelling banks to submit rates for the calculation of LIBO rate after 2021. Certain publications of the LIBO rate were phased out at the end of 2021 and all LIBO rate publications will cease after June 30, 2023. On March 15, 2023, the Company entered into the First Amendment to the Amended and Restated Credit Agreement (the “First Amendment”) to eliminate LIBO rate based loans and to use the current market definitions with respect to the Secured Overnight Financing Rate, as well as to make other conforming changes.

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

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. As of April 29, 2023, the Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. Such a hypothetical devaluation would decrease derivative contract fair values by approximately $14.8 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair values would be expected to be largely offset by the net change in fair values of the underlying hedged items. Refer to Note 12, “DERIVATIVE INSTRUMENTS,” for the fair value of any outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of April 29, 2023 and January 28, 2023.

Abercrombie & Fitch Co.	31	2023 1Q Form 10-Q

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Executive Vice President and Chief Financial Officer and Chief Operating Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended April 29, 2023. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Executive Vice President and Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of April 29, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 29, 2023 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

Abercrombie & Fitch Co.	32	2023 1Q Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. The Company’s legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes estimated liabilities for the outcome of litigation where losses are deemed probable and the amount of loss, or range of loss, is reasonably estimable. The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible, and it is able to determine such estimates. The Company’s accrued charges for certain legal contingencies are classified within accrued expenses on the Condensed Consolidated Balance Sheets included in “Item 1. Financial Statements (Unaudited),” of Part I of this Quarterly Report on Form 10-Q. Based on currently available information, the Company cannot estimate a range of reasonably possible losses in excess of the accrued charges for legal contingencies. In addition, the Company has not established accruals for certain claims and legal proceedings pending against the Company where it is not possible to reasonably estimate the outcome or potential liability, and the Company cannot estimate a range of reasonably possible losses for these legal matters. Actual liabilities may differ from the amounts recorded, due to uncertainties regarding final settlement agreement negotiations, court approvals and the terms of any approval by the courts, and there can be no assurance that the final resolution of legal matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts.

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

Item 1A. Risk Factors

The Company’s risk factors as of April 29, 2023 have not changed materially from those disclosed in Part I, “Item 1A. Risk Factors” of the Fiscal 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the first quarter of Fiscal 2023 that were not registered under the Securities Act of 1933, as amended.

The following table provides information regarding the purchase of shares of Common Stock made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during each fiscal month of the thirteen weeks ended April 29, 2023:

Period (fiscal month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 29, 2023 through February 25, 2023	631	$31.35	—	$232,184,768
February 26, 2023 through April 1, 2023	729,177	24.96	—	232,184,768
April 2, 2023 through April 29, 2023	2,697	25.14	—	232,184,768
Total	732,505	27.15	—	232,184,768
(1)An aggregate of 732,505 shares of Common Stock purchased during the thirteen weeks ended April 29, 2023 were withheld for tax payments due upon the vesting of employee restricted stock units and the exercise of employee stock appreciation rights.
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

Abercrombie & Fitch Co.	33	2023 1Q Form 10-Q

Item 6. Exhibits

Exhibit	Document
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

10.1
First Amendment to Amended and Restated Credit Agreement and First Amendment to Security Agreement, dated as of March 15, 2023, among Abercrombie & Fitch Management Co., as Lead Borrower; the other Borrowers and Guarantors party thereto, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, incorporated herein by reference to Exhibit 10.12 to A&F’s Annual Report on Form 10-K dated and filed March 27, 2023 (File No. 001-12107).

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).*

*     Filed herewith.
**    Furnished herewith.

Abercrombie & Fitch Co.	34	2023 1Q Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abercrombie & Fitch Co.

Date: June 6, 2023	By:	/s/ Scott D. Lipesky
Scott D. Lipesky
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)

Abercrombie & Fitch Co.	35	2023 1Q Form 10-Q