Form 10-Q
period 2023-07-29
ABERCROMBIE & FITCH CO /DE/
filed 2023-09-01
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Shares outstanding as of August 30, 2023
$0.01 Par Value	50,357,071

Abercrombie & Fitch Co.	2	2023 2Q Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$935,345	$805,091	$1,771,339	$1,617,853
Cost of sales, exclusive of depreciation and amortization	350,965	339,200	677,165	702,416
Gross profit	584,380	465,891	1,094,174	915,437
Stores and distribution expense	352,730	340,791	684,343	678,334
Marketing, general and administrative expense	144,502	124,168	287,133	246,317
Asset impairment	—	2,170	4,436	5,592
Other operating (income) loss, net	(2,694)	953	(5,588)	(2,889)
Operating income (loss)	89,842	(2,191)	123,850	(11,917)
Interest expense, net	1,097	6,917	4,540	14,224
Income (loss) before income taxes	88,745	(9,108)	119,310	(26,141)
Income tax expense	30,014	5,634	42,732	3,447
Net income (loss)	58,731	(14,742)	76,578	(29,588)
Less: Net income attributable to noncontrolling interests	1,837	2,092	3,113	3,715
Net income (loss) attributable to A&F	$56,894	$(16,834)	$73,465	$(33,303)

Net income (loss) per share attributable to A&F
Basic	$1.13	$(0.33)	$1.47	$(0.65)
Diluted	$1.10	$(0.33)	$1.43	$(0.65)

Weighted-average shares outstanding
Basic	50,322	50,441	49,952	51,262
Diluted	51,548	50,441	51,535	51,262

Other comprehensive loss
Foreign currency translation adjustments, net of tax	$(3,836)	$(4,914)	$(3,525)	$(15,317)
Derivative financial instruments, net of tax	2,242	(1,729)	2,647	(17)
Other comprehensive loss	(1,594)	(6,643)	(878)	(15,334)
Comprehensive income (loss)	57,137	(21,385)	75,700	(44,922)
Less: Comprehensive income attributable to noncontrolling interests	1,837	2,092	3,113	3,715
Comprehensive income (loss) attributable to A&F	$55,300	$(23,477)	$72,587	$(48,637)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	3	2023 2Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Balance Sheets
(Thousands, except par value amounts)
(Unaudited)

	July 29, 2023	January 28, 2023
Assets
Current assets:
Cash and equivalents	$617,339	$517,602
Receivables	112,597	104,506
Inventories	493,479	505,621
Other current assets	87,850	100,289
Total current assets	1,311,265	1,228,018
Property and equipment, net	553,680	551,585
Operating lease right-of-use assets	714,977	723,550
Other assets	216,792	209,947
Total assets	$2,796,714	$2,713,100
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$323,197	$258,895
Accrued expenses	375,544	413,303
Short-term portion of operating lease liabilities	191,700	213,979
Income taxes payable	46,039	16,023
Total current liabilities	936,480	902,200
Long-term liabilities:
Long-term portion of operating lease liabilities	692,046	713,361
Long-term borrowings, net	297,385	296,852
Other liabilities	92,019	94,118
Total long-term liabilities	1,081,450	1,104,331
Stockholders’ equity
Class A Common Stock: $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	410,398	416,255
Retained earnings	2,400,032	2,368,815
Accumulated other comprehensive loss, net of tax (“AOCL”)	(138,405)	(137,527)
Treasury stock, at average cost: 53,159 and 54,298 shares as of July 29, 2023 and January 28, 2023, respectively	(1,904,752)	(1,953,735)
Total Abercrombie & Fitch Co. stockholders’ equity	768,306	694,841
Noncontrolling interests	10,478	11,728
Total stockholders’ equity	778,784	706,569
Total liabilities and stockholders’ equity	$2,796,714	$2,713,100

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	4	2023 2Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended July 29, 2023
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, April 29, 2023	50,062	$1,033	$400,699	$9,116	$2,344,522	$(136,811)	53,238	$(1,907,586)	$710,973
Net income	—	—	—	1,837	56,894	—	—	—	58,731
Share-based compensation issuances and exercises	79	—	(1,860)	—	(1,384)	—	(79)	2,834	(410)
Share-based compensation expense	—	—	11,559	—	—	—	—	—	11,559
Derivative financial instruments, net of tax	—	—	—	—	—	2,242	—	—	2,242
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(3,836)	—	—	(3,836)
Distributions to noncontrolling interests, net	—	—	—	(475)	—	—	—	—	(475)
Ending balance at July 29, 2023	50,141	$1,033	$410,398	$10,478	$2,400,032	$(138,405)	53,159	$(1,904,752)	$778,784

	Thirteen Weeks Ended July 30, 2022
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, April 30, 2022	50,442	$1,033	$398,412	$9,444	$2,350,807	$(123,397)	52,858	$(1,931,494)	$704,805
Net income (loss)	—	—	—	2,092	(16,834)	—	—	—	(14,742)
Purchase of Common Stock	(1,000)	—	—	—			1,000	(17,775)	(17,775)
Share-based compensation issuances and exercises	29	—	(1,045)	—	(106)	—	(29)	1,070	(81)
Share-based compensation expense	—	—	7,760	—	—	—	—	—	7,760
Derivative financial instruments, net of tax	—	—	—	—	—	(1,729)	—	—	(1,729)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(4,914)	—	—	(4,914)
Distributions to noncontrolling interests, net	—	—	—	(397)	—	—	—	—	(397)
Ending balance at July 30, 2022	49,471	$1,033	$405,127	$11,139	$2,333,867	$(130,040)	53,829	$(1,948,199)	$672,927

Abercrombie & Fitch Co.	5	2023 2Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Twenty-Six Weeks Ended July 29, 2023
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, January 28, 2023	49,002	$1,033	$416,255	$11,728	$2,368,815	$(137,527)	54,298	$(1,953,735)	$706,569
Net income	—	—	—	3,113	73,465	—	—	—	76,578
Share-based compensation issuances and exercises	1,139	—	(25,504)	—	(42,248)	—	(1,139)	48,983	(18,769)
Share-based compensation expense	—	—	19,647	—	—	—	—	—	19,647
Derivative financial instruments, net of tax	—	—	—	—	—	2,647	—	—	2,647
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(3,525)	—	—	(3,525)
Distributions to noncontrolling interests, net	—	—	—	(4,363)	—	—	—	—	(4,363)
Ending balance at July 29, 2023	50,141	$1,033	$410,398	$10,478	$2,400,032	$(138,405)	53,159	$(1,904,752)	$778,784

	Twenty-Six Weeks Ended July 30, 2022
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, January 29, 2022	52,985	$1,033	$413,190	$11,234	$2,386,156	$(114,706)	50,315	$(1,859,583)	$837,324
Net income (loss)	—	—	—	3,715	(33,303)	—	—	—	(29,588)
Purchase of Common Stock	(4,260)	—	—	—			4,260	(117,775)	(117,775)
Share-based compensation issuances and exercises	746	—	(24,179)	—	(18,986)	—	(746)	29,159	(14,006)
Share-based compensation expense	—	—	16,116	—	—	—	—	—	16,116
Derivative financial instruments, net of tax	—	—	—	—	—	(17)	—	—	(17)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(15,317)	—	—	(15,317)
Distributions to noncontrolling interests, net	—	—	—	(3,810)	—	—	—	—	(3,810)
Ending balance at July 30, 2022	49,471	$1,033	$405,127	$11,139	$2,333,867	$(130,040)	53,829	$(1,948,199)	$672,927

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	6	2023 2Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Cash Flows
(Thousands)
(Unaudited)

	Twenty-Six Weeks Ended

	July 29, 2023	July 30, 2022
Operating activities
Net income (loss)	$76,578	$(29,588)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	72,411	65,543
Asset impairment	4,436	5,592
Loss (gain) on disposal	1,622	(1,083)
Benefit from deferred income taxes	(822)	(1,629)
Share-based compensation	19,647	16,116
Changes in assets and liabilities:
Inventories	11,909	(184,657)
Accounts payable and accrued expenses	40,954	(34,013)
Operating lease right-of-use assets and liabilities	(36,289)	(41,122)
Income taxes	28,281	(17,154)
Other assets	1,115	(38,436)
Other liabilities	(3,514)	698
Net cash provided by (used for) operating activities	216,328	(259,733)
Investing activities
Purchases of property and equipment	(89,780)	(59,582)
Proceeds from the sale of property and equipment	—	7,972
Net cash used for investing activities	(89,780)	(51,610)
Financing activities
Payment of debt modification costs and fees	(17)	—
Purchases of Common Stock	—	(117,775)
Other financing activities	(23,325)	(17,649)
Net cash used for financing activities	(23,342)	(135,424)
Effect of foreign currency exchange rates on cash	(3,672)	(7,567)
Net increase (decrease) in cash and equivalents, and restricted cash and equivalents	99,534	(454,334)
Cash and equivalents, and restricted cash and equivalents, beginning of period	527,569	834,368
Cash and equivalents, and restricted cash and equivalents, end of period	$627,103	$380,034
Supplemental information related to non-cash activities
Purchases of property and equipment not yet paid at end of period	$45,506	$50,133
Operating lease right-of-use assets additions, net of terminations, impairments and other reductions	91,007	139,751
Supplemental information related to cash activities
Cash paid for interest	13,108	13,463
Cash paid for income taxes	16,565	24,566
Cash received from income tax refunds	442	139
Cash paid for amounts included in measurement of operating lease liabilities, net of abatements	156,486	159,423

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	7	2023 2Q Form 10-Q

Abercrombie & Fitch Co.
Index for Notes to Condensed Consolidated Financial Statements (Unaudited)

Abercrombie & Fitch Co.	8	2023 2Q Form 10-Q

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

During the second quarter of Fiscal 2023, to leverage the knowledge and experience of our regional teams to better drive brand growth, the Company reorganized its structure and now manages its business on a geographic basis, consisting of three reportable segments: Americas; Europe, the Middle East and Africa (EMEA); and Asia-Pacific (APAC). Corporate functions and other income and expenses are evaluated on a consolidated basis and are not allocated to the Company’s segments, and therefore are included as a reconciling item between segment and total operating income (loss). There was no impact on consolidated net sales, operating income (loss) or net income (loss) per share as a result of these changes. All prior periods presented are recast to conform to the new segment presentation.

The Company’s brands include Abercrombie brands, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands, and Hollister brands, which includes the Company’s Hollister, Gilly Hicks, and Social Tourist brands. These brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying Condensed Consolidated Financial Statements include historical financial statements of, and transactions applicable to, the Company and reflect its financial position, results of operations and cash flows.

The Company has interests in Emirati and Kuwaiti business ventures with Majid al Futtaim Fashion L.L.C. (“MAF”) and in a United States of America (the “U.S.”) business venture with Dixar L.L.C. (“Dixar”), each of which meets the definition of a variable interest entity (“VIE”). The purpose of the business ventures with MAF is to operate stores in the United Arab Emirates and Kuwait and the purpose of the business venture with Dixar is to hold the intellectual property related to the Social Tourist brand. The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the operating results, assets and liabilities of these VIEs, with the noncontrolling interests’ (“NCI”) portions of net income (loss) presented as net income attributable to NCI on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and the NCI portion of stockholders’ equity presented as NCI on the Condensed Consolidated Balance Sheets.

Fiscal year

The Company’s fiscal year ends on the Saturday closest to January 31. This typically results in a fifty-two week year, but occasionally gives rise to an additional week, resulting in a fifty-three week year, as will be the case in Fiscal 2023. Fiscal years are designated in the Condensed Consolidated Financial Statements and notes, as well as the remainder of this Quarterly Report on Form 10-Q, by the calendar year in which the fiscal year commences. All references herein to the Company’s fiscal years are as follows:

Fiscal year	Year ended/ending	Number of weeks
Fiscal 2022	January 28, 2023	52
Fiscal 2023	February 3, 2024	53
Fiscal 2024	February 1, 2025	52

Interim financial statements

The Condensed Consolidated Financial Statements as of July 29, 2023, and for the thirteen and twenty-six week periods ended July 29, 2023 and July 30, 2022, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements. Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2022 filed with the SEC on March 27, 2023 (the “Fiscal 2022 Form 10-K”). The January 28, 2023 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”).

Abercrombie & Fitch Co.	9	2023 2Q Form 10-Q

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2023.

Use of estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved with estimates, actual results may differ. Additionally, these estimates and assumptions may change as a result of the impact of conditions affecting the global economy, such as the uncertainty regarding the economy, rising interest rates, continued inflation, fluctuation in foreign exchange rates, and the ongoing conflict in Ukraine, and result in material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Supply Chain Finance Program

Under the supply chain finance (“SCF”) program, which is administered by a third party, the Company’s vendors, at their sole discretion, are given the opportunity to sell receivables from the Company to a participating financial institution at a discount that leverages the Company’s credit profile. The commercial terms negotiated by the Company with its vendors are consistent, irrespective of whether a vendor participates in the SCF program. A participating vendor has the option to be paid by the financial institution earlier than the original invoice due date. The Company’s responsibility is limited to making payment on the terms originally negotiated by the Company with each vendor, regardless of whether the vendor sells its receivable to a financial institution. If a vendor chooses to participate in the SCF program, the Company pays the financial institution the stated amount of confirmed merchandise invoices on the stated maturity date, which are primarily 75 days from the invoice date. The agreement with the financial institution does not require the Company to provide assets pledged as security or other forms of guarantees for the SCF program.

As of July 29, 2023 and January 28, 2023, $79.8 million and $68.4 million of SCF program liabilities were recorded in accounts payable in the Condensed Consolidated Balance Sheet, respectively, and reflected as a cash flow from operating activities in the Condensed Consolidated Statements of Cash Flows when settled.

Abercrombie & Fitch Co.	10	2023 2Q Form 10-Q

Condensed Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

(in thousands)	Location	July 29, 2023	January 28, 2023	July 30, 2022	January 29, 2022
Cash and equivalents	Cash and equivalents	$617,339	$517,602	$369,957	$823,139
Long-term restricted cash and equivalents	Other assets	9,764	9,967	10,077	11,229
Cash and equivalents and restricted cash and equivalents		$627,103	$527,569	$380,034	$834,368

3. REVENUE RECOGNITION

Disaggregation of revenue

All revenues are recognized in net sales in the Condensed Consolidated Statements of Operations and Comprehensive Income. For information regarding the disaggregation of revenue, refer to Note 14, “SEGMENT REPORTING.”

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of July 29, 2023, January 28, 2023, July 30, 2022 and January 29, 2022:

(in thousands)	July 29, 2023	January 28, 2023 ⁽¹⁾	July 30, 2022	January 29, 2022 ⁽¹⁾
Gift card liability (1)	$36,967	$39,235	$35,205	$36,984
Loyalty programs liability	23,969	25,640	21,525	22,757
(1)Includes $26.4 million and $23.9 million of revenue recognized during the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively, that was included in the gift card liability at the beginning of January 28, 2023 and January 29, 2022, respectively.

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Revenue associated with gift card redemptions and gift card breakage	$24,426	$22,652	$48,650	$45,653
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	11,636	10,630	23,918	20,811

4. NET INCOME (LOSS) PER SHARE

Net income (loss) per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of A&F’s Class A Common Stock, $0.01 par value (“Common Stock”). The following table provides additional information pertaining to net income (loss) per share attributable to A&F for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Weighted-average treasury shares	(52,978)	(52,859)	(53,348)	(52,038)
Weighted-average — basic shares	50,322	50,441	49,952	51,262
Dilutive effect of share-based compensation awards	1,226	—	1,583	—
Weighted-average — diluted shares	51,548	50,441	51,535	51,262
Anti-dilutive shares (1)	1,453	4,209	1,779	4,245
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

Abercrombie & Fitch Co.	11	2023 2Q Form 10-Q

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The following table provides the three levels of the hierarchy and the distribution of the Company’s assets measured at fair value on a recurring basis, as of July 29, 2023 and January 28, 2023:

	Assets and Liabilities at Fair Value as of July 29, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$116,607	$26,700	$—	$143,307
Derivative instruments (2)	—	536	—	536
Rabbi Trust assets (3)	1,161	51,813	—	52,974
Restricted cash equivalents (1)	1,383	5,226	—	6,609
Total assets	$119,151	$84,275	$—	$203,426

Liabilities:
Derivative instruments (2)	$—	$2,312	$—	$2,312
Total liabilities	$—	$2,312	$—	$2,312

	Assets and Liabilities at Fair Value as of January 28, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$50,364	$—	$—	$50,364
Derivative instruments (2)	—	32	—	32
Rabbi Trust assets (3)	1	51,681	—	51,682
Restricted cash equivalents (1)	1,690	5,174	—	6,864
Total assets	$52,055	$56,887	$—	$108,942

Liabilities:
Derivative instruments (2)	$—	$4,986	$—	$4,986
Total liabilities	$—	$4,986	$—	$4,986

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

Fair value of long-term borrowings

The Company’s borrowings under its senior secured notes, which have a fixed 8.75% interest rate and mature on July 15, 2025 (the “Senior Secured Notes”), are carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. The following table provides the carrying amount and fair value of the Company’s long-term gross borrowings as of July 29, 2023 and January 28, 2023:

(in thousands)	July 29, 2023	January 28, 2023
Gross borrowings outstanding, carrying amount	$299,730	$299,730
Gross borrowings outstanding, fair value (1)	304,226	304,975
(1)    Classified as Level 2 measurements within the fair value hierarchy.

Abercrombie & Fitch Co.	12	2023 2Q Form 10-Q

6. PROPERTY AND EQUIPMENT, NET
The following table provides property and equipment, net as of July 29, 2023 and January 28, 2023:

(in thousands)	July 29, 2023	January 28, 2023
Property and equipment, at cost	$2,497,947	$2,517,862
Less: Accumulated depreciation and amortization	(1,944,267)	(1,966,277)
Property and equipment, net	$553,680	$551,585
Refer to Note 8, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022.

7. LEASES

The Company is a party to leases related to its Company-operated retail stores as well as for certain of its distribution centers, office space, information technology and equipment.

The following table provides a summary of the Company’s operating lease costs for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Single lease cost (1)	$62,655	$61,953	$120,995	$119,533
Variable lease cost (2)	51,782	32,520	87,477	65,678
Operating lease right-of-use asset impairment (3)	—	1,573	1,414	3,488
Sublease income (4)	(996)	(952)	(1,980)	(1,961)
Total operating lease cost	$113,441	$95,094	$207,906	$186,738
(1)Included amortization and interest expense associated with operating lease right-of-use assets and the impact from remeasurement of operating lease liabilities.
(2)Includes variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs, as well as the benefit of $1.0 million and $1.1 million of rent abatements during the thirteen and twenty-six weeks ended July 29, 2023, respectively, related to the effects of the COVID-19 pandemic that resulted in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract. The benefit related to rent abatements recognized during the thirteen and twenty-six weeks ended July 30, 2022 was $0.9 million and $2.6 million, respectively.
(3)Refer to Note 8, “ASSET IMPAIRMENT,” for details related to operating lease right-of-use asset impairment charges.
(4)The terms of the sublease agreement entered into by the Company with a third party during Fiscal 2020 related to one of its previous flagship store locations have not changed materially from that disclosed in Note 7, “LEASES,” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of the Fiscal 2022 Form 10-K. Sublease income is recognized in other operating (income) loss, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company had minimum commitments related to operating lease contracts that have not yet commenced, primarily for certain Company-operated retail stores, of approximately $21.8 million as of July 29, 2023.

Abercrombie & Fitch Co.	13	2023 2Q Form 10-Q

8. ASSET IMPAIRMENT

The following table provides asset impairment charges for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Operating lease right-of-use asset impairment	$—	$1,573	$1,414	$3,488
Property and equipment asset impairment	—	597	3,022	2,104
Total asset impairment	$—	$2,170	$4,436	$5,592

Asset impairment charges for the thirteen weeks ended July 30, 2022 and twenty-six weeks ended July 29, 2023 and July 30, 2022 related to certain of the Company’s assets including stores across certain brands, geographies and store formats. The store impairment charges for the twenty-six weeks ended July 29, 2023 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $6.1 million, including $3.2 million related to operating lease right-of-use assets.

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

Impact of valuation allowances

During the thirteen and twenty-six weeks ended July 29, 2023, the Company did not recognize income tax benefits on $22.7 million and $43.0 million, respectively, of pretax losses, primarily in Switzerland, resulting in adverse tax impacts of $3.4 million and $6.5 million, respectively.

As of July 29, 2023, the Company had net deferred tax assets of approximately $11.2 million, $8.3 million, and $16.6 million in China, Japan and the United Kingdom, respectively. While the Company believes that these net deferred tax assets are more-likely-than-not to be realized, it is not a certainty, as the Company continues to evaluate and respond to emerging situations. Should circumstances change, the net deferred tax assets may become subject to additional valuation allowances in the future. Additional valuation allowances would result in additional tax expense.

During the thirteen and twenty-six weeks ended July 30, 2022, the Company did not recognize income tax benefits on $26.4 million and $39.8 million, respectively, of pretax losses, primarily in Switzerland, resulting in adverse tax impacts of $4.8 million and $7.2 million, respectively.

As of January 28, 2023, there were approximately $8.0 million, $9.1 million, and $15.6 million of net deferred tax assets in China, Japan, and the United Kingdom, respectively.

Share-based compensation

Refer to Note 11, “SHARE-BASED COMPENSATION,” for details on income tax benefits and charges related to share-based compensation awards during the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022.

Abercrombie & Fitch Co.	14	2023 2Q Form 10-Q

10. BORROWINGS

The following table provides details on the Company’s long-term borrowings, net, as of July 29, 2023 and January 28, 2023 :

(in thousands)	July 29, 2023	January 28, 2023
Long-term portion of borrowings, gross at carrying amount	$299,730	$299,730
Unamortized fees	(2,345)	(2,878)
Long-term borrowings, net	$297,385	$296,852

Senior Secured Notes

The terms of the Senior Secured Notes have remained unchanged from those disclosed in Note 12, “BORROWINGS,” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of the Fiscal 2022 Form 10-K.

ABL Facility

The terms of the Company’s senior secured revolving credit facility of up to $400.0 million (the “ABL Facility”) have remained unchanged from those disclosed in Note 12, “BORROWINGS,” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of the Fiscal 2022 Form 10-K.

The Company did not have any borrowings outstanding under the ABL Facility as of July 29, 2023 or as of January 28, 2023.

As of July 29, 2023, availability under the ABL Facility was $396.7 million, net of $0.4 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility, borrowing capacity available to the Company under the ABL Facility was $356.9 million as of July 29, 2023.

Representations, warranties and covenants

The agreements related to the Senior Secured Notes and the ABL Facility contain various representations, warranties and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of the Company and its subsidiaries to: grant or incur liens; incur, assume or guarantee additional indebtedness; sell or otherwise dispose of assets, including capital stock of subsidiaries; make investments in certain subsidiaries; pay dividends, make distributions or redeem or repurchase capital stock; change the nature of their business; and consolidate or merge with or into, or sell substantially all of the assets of the Company or Abercrombie & Fitch Management Co. (“A&F Management”) to another entity.

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

The Company was in compliance with all debt covenants under these agreements as of July 29, 2023.

Abercrombie & Fitch Co.	15	2023 2Q Form 10-Q

11. SHARE-BASED COMPENSATION

Financial statement impact

The following table provides share-based compensation expense and the related income tax impacts for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Share-based compensation expense	$11,559	$7,760	$19,647	$16,116
Income tax benefit associated with share-based compensation expense recognized	1,079	1,015	2,083	1,980

The following table provides discrete income tax benefits and charges related to share-based compensation awards during the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Income tax discrete benefits (charges) realized for tax deductions related to the issuance of shares	$325	$(113)	$1,442	$1,998
Income tax discrete charges realized upon cancellation of stock appreciation rights	—	(8)	(101)	(203)
Total income tax discrete benefits (charges) related to share-based compensation awards	$325	$(121)	$1,341	$1,795

The following table provides the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Employee tax withheld upon issuance of shares (1)	$410	$312	$18,769	$14,006
(1)    Classified within other financing activities on the Condensed Consolidated Statements of Cash Flows.

Restricted stock units

The following table provides the summarized activity for restricted stock units for the twenty-six weeks ended July 29, 2023:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at January 28, 2023	2,461,395	$21.30	336,549	$31.08	662,137	$23.68
Granted	883,296	28.66	222,144	28.36	111,077	41.20
Adjustments for performance achievement	—	—	—	—	493,854	16.24
Vested	(906,730)	19.48	—	—	(987,708)	16.24
Forfeited	(74,456)	25.02	(7,123)	—	(3,562)	43.46
Unvested at July 29, 2023 (1)	2,363,505	$24.65	551,570	$30.00	275,798	$43.81
(1)    Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can be achieved at up to 200% of their target vesting amount.

The following table provides the unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units as of July 29, 2023:

	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost (in thousands)	$46,071	$14,810	$6,969
Remaining weighted-average period cost is expected to be recognized (years)	1.3	1.7	1.7

Abercrombie & Fitch Co.	16	2023 2Q Form 10-Q

The following table provides additional information pertaining to restricted stock units for the twenty-six weeks ended July 29, 2023 and July 30, 2022:

	Twenty-Six Weeks Ended
(in thousands)	July 29, 2023	July 30, 2022
Service-based restricted stock units:
Total grant date fair value of awards granted	$25,315	$27,173
Total grant date fair value of awards vested	17,663	15,393

Performance-based restricted stock units:
Total grant date fair value of awards granted	6,300	5,300
Total grant date fair value of awards vested	—	4,482

Market-based restricted stock units:
Total grant date fair value of awards granted	4,576	3,731
Total grant date fair value of awards vested	16,040	4,105

The following table provides the weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the twenty-six weeks ended July 29, 2023 and July 30, 2022:

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
Grant date market price	$28.36	$32.07
Fair value	41.20	45.15

Price volatility	63%	66%
Expected term (years)	2.9	2.9
Risk-free interest rate	4.6%	2.3%
Dividend yield	—	—
Average volatility of peer companies	66.0	72.9
Average correlation coefficient of peer companies	0.5295	0.5146

Stock appreciation rights

The following table provides the summarized stock appreciation rights activity for the twenty-six weeks ended July 29, 2023:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Life (years)
Outstanding at January 28, 2023	190,589	$29.43
Exercised	(13,788)	23.19
Forfeited or expired	(23,700)	45.69
Outstanding at July 29, 2023	153,101	$27.47	$1,914	1.3
Stock appreciation rights exercisable at July 29, 2023	153,101	$27.47	$1,914	1.3

The following table provides additional information pertaining to stock appreciation rights exercised during the twenty-six weeks ended July 29, 2023:

(in thousands)	July 29, 2023
Total grant date fair value of awards exercised	$115

No stock appreciation rights were exercised during the twenty-six weeks ended July 30, 2022.

Abercrombie & Fitch Co.	17	2023 2Q Form 10-Q

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

As of July 29, 2023, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany transactions:

(in thousands)	Notional Amount (1)
Euro	$80,554
British pound	67,170
Canadian dollar	27,760
(1)    Amounts reported are the U.S. Dollar notional amounts outstanding as of July 29, 2023.

The fair value of derivative instruments is determined using quoted market prices of the same or similar instruments, adjusted for counterparty risk. The following table provides the location and amounts of derivative fair values of foreign currency exchange forward contracts on the Condensed Consolidated Balance Sheets as of July 29, 2023 and January 28, 2023:

(in thousands)	Location	July 29, 2023	January 28, 2023	Location	July 29, 2023	January 28, 2023
Derivatives designated as cash flow hedging instruments	other current assets	$536	$32	accrued expenses	$2,312	$4,986

The following table provides information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Gain recognized in AOCL (1)	$558	$2,361	$51	$7,724
(Loss) gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization (2)	(1,708)	4,124	$(2,614)	$7,809
(1)Amount represents the change in fair value of derivative instruments.
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

The following table provides additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
(Loss) gain, net recognized in other operating (income) loss, net	$(540)	$631	$(1,087)	$1,772

Abercrombie & Fitch Co.	18	2023 2Q Form 10-Q

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables provide activity in AOCL for the thirteen and twenty-six weeks ended July 29, 2023:

	Thirteen Weeks Ended July 29, 2023
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at April 29, 2023	$(132,342)	$(4,469)	$(136,811)
Other comprehensive (loss) income before reclassifications	(3,836)	558	(3,278)
Reclassified loss from AOCL (1)	—	1,708	1,708
Tax effect	—	(24)	(24)
Other comprehensive (loss) income after reclassifications	(3,836)	2,242	(1,594)
Ending balance at July 29, 2023	$(136,178)	$(2,227)	$(138,405)

	Twenty-Six Weeks Ended July 29, 2023
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 28, 2023	$(132,653)	$(4,874)	$(137,527)
Other comprehensive (loss) income before reclassifications	(3,525)	51	(3,474)
Reclassified loss from AOCL (1)	—	2,614	2,614
Tax effect	—	(18)	(18)
Other comprehensive (loss) income after reclassifications	(3,525)	2,647	(878)
Ending balance at July 29, 2023	$(136,178)	$(2,227)	$(138,405)

(1)    Amount represents loss reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following tables provide activity in AOCL for the thirteen and twenty-six weeks ended July 30, 2022:

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

Abercrombie & Fitch Co.	19	2023 2Q Form 10-Q

14. SEGMENT REPORTING

The Company's reportable segments are based on the financial information the chief operating decision maker (“CODM”) uses to allocate resources and assess performance of its business.

During the second quarter of Fiscal 2023, to leverage the knowledge and experience of our regional teams to better drive brand growth, the Company reorganized its structure and now manages its business on a geographic basis, consisting of three reportable segments: Americas; Europe, the Middle East and Africa (EMEA); and Asia-Pacific (APAC). Corporate functions and other income and expenses are evaluated on a consolidated basis and are not allocated to the Company’s segments, and therefore are included as a reconciling item between segment and total operating income (loss). The Americas reportable segment includes the results of operations in North America and South America. The EMEA reportable segment includes the results of operations in Europe, the Middle East and Africa. The APAC reportable segment includes the results of operations in the Asia-Pacific region, including Asia and Oceania. Intersegment sales and transfers are recorded at cost and are treated as a transfer of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. All prior periods presented are recast to conform to the new segment presentation.

The group comprised of the Company’s (i) Chief Executive Officer and (ii) Chief Financial Officer and Chief Operating Officer functions as the Company’s CODM. The Company’s CODM manages business operations and evaluates the performance of each segment based on the net sales and operating income (loss) of the segment.

Net sales by segment are presented by attributing revenues on the basis of the segment that fulfills the order. Operating income (loss) for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributed to the segment. Corporate/other expenses include expenses incurred that are not directly attributed to a reportable segment and primarily relate to corporate or global functions such as design, sourcing, brand management, corporate strategy, information technology, finance, treasury, legal, human resources, and other corporate support services, as well as certain globally managed components of the planning, merchandising, and marketing functions.

The Company reports inventories by segment as that information is used by the CODM in determining allocation of resources to the segments. The Company does not report its other assets by segment as that information is not used by the CODM in assessing segment performance or allocating resources.

The following tables provide the Company’s segment information as of July 29, 2023 and January 28, 2023, and for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022:

	Net Sales
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Americas	$731,427	$613,244	$1,396,850	$1,235,205
EMEA	171,962	164,827	310,068	326,554
APAC	31,956	27,020	64,421	56,094
Segment total	$935,345	$805,091	$1,771,339	$1,617,853

	Operating Income (loss)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Americas	$177,063	$85,836	$333,508	$172,100
EMEA	29,860	17,545	28,375	26,652
APAC	(464)	(6,380)	(3,011)	(15,485)
Segment total	$206,459	$97,001	$358,872	$183,267
Operating Income (loss) not attributed to Segments:
Stores and distribution expense	(3,114)	(2,825)	(5,003)	(4,718)
Marketing, general and administrative expense	(116,198)	(95,388)	(235,603)	(193,361)
Other operating loss (income), net	2,695	(979)	5,584	2,895
Total operating income (loss)	$89,842	$(2,191)	$123,850	$(11,917)

Abercrombie & Fitch Co.	20	2023 2Q Form 10-Q

	Assets
(in thousands)	July 29, 2023	January 28, 2023
Inventories
Americas	$403,469	$404,040
EMEA	72,827	80,447
APAC	17,183	21,134
Total inventories	$493,479	$505,621
Assets not attributed to Segments	2,303,235	2,207,479
Total assets	$2,796,714	$2,713,100

Brand Information

The following table provides additional disaggregated revenue information, which is categorized by brand, for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Abercrombie	462,711	368,157	$898,755	$752,113
Hollister	$472,634	$436,934	$872,584	$865,740
Total	$935,345	$805,091	$1,771,339	$1,617,853

Abercrombie & Fitch Co.	21	2023 2Q Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the Company’s Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q in “Item 1. Financial Statements (Unaudited),” to which all references to Notes in MD&A are made.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by the Company or, its management and spokespeople involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “should,” “are confident,” “will,” “could,” “outlook,” or the negative versions of these words or other comparable words, and similar expressions may identify forward-looking statements. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. Factors that could cause results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to, the risks described or referenced in Part I, Item 1A. “Risk Factors,” in the Company’s Fiscal 2022 Form 10-K and otherwise in our reports and filings with the SEC, as well as the following:
•risks related to changes in global economic and financial conditions, including volatility in the financial markets as a result of the failure, or rumored failure, of financial institutions, and the resulting impact on consumer confidence and consumer spending, as well as other changes in consumer discretionary spending habits;
•risks related to continued inflationary pressures with respect to labor and raw materials and global supply chain constraints that have, and could continue to, affect freight, transit and other costs;
•risks related to geopolitical conflict, including ongoing geopolitical challenges between the United States and China, the on-going hostilities in Ukraine, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience;
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
•risks and uncertainty related to adverse public health developments, such as the COVID-19 pandemic;
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

In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements included herein are based on information presently available to the management of the Company. Except as may be required by applicable law, the Company assumes no obligation to publicly update or revise its forward-looking statements, including any financial targets and estimates, whether as a result of new information, future events, or otherwise.

Abercrombie & Fitch Co.	22	2023 2Q Form 10-Q

INTRODUCTION

MD&A is provided as a supplement to the accompanying Condensed Consolidated Financial Statements and notes thereto to help provide an understanding of the Company’s results of operations, financial condition, and liquidity. MD&A is organized as follows:

•Overview. A general description of the Company’s business and certain segment information.
•Current Trends and Outlook. A discussion related to certain of the Company’s focus areas for the current fiscal year and discussion of certain risks and challenges, as well as a summary of the Company’s performance for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022.
•Results of Operations. An analysis of certain components of the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022.
•Liquidity and Capital Resources. A discussion of the Company’s financial condition, changes in financial condition and liquidity as of July 29, 2023, which includes (i) an analysis of financial condition as compared to January 28, 2023; (ii) an analysis of changes in cash flows for the twenty-six weeks ended July 29, 2023, as compared to the twenty-six weeks ended July 30, 2022; and (iii) an analysis of liquidity, including availability under the Company’s ABL Facility, the Company’s share repurchase program, and outstanding debt and covenant compliance.
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

Abercrombie & Fitch Co.	23	2023 2Q Form 10-Q

OVERVIEW

Business summary

The Company is a global, digitally-led omnichannel retailer. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids, which are sold primarily through its digital channels and Company-owned stores, as well as through various third-party arrangements.

During the second quarter of Fiscal 2023, to leverage the knowledge and experience of our regional teams to better drive brand growth, as indicated in our Always Forward Plan, the Company reorganized its structure and now manages its business on a geographic basis, consisting of three reportable segments: Americas; Europe, the Middle East and Africa (EMEA); and Asia-Pacific (APAC). Corporate functions and other income and expenses are evaluated on a consolidated basis and are not allocated to the Company’s segments, and therefore are included as a reconciling item between segment and total operating income (loss). There was no impact on consolidated net sales, operating income (loss) or net income (loss) per share as a result of these changes. All prior periods presented are recast to conform to the new segment presentation.

The Company’s brands include Abercrombie brands, which includes the Company’s Abercrombie & Fitch and abercrombie kids brands, and Hollister brands, which includes the Company’s Hollister, Gilly Hicks, and Social Tourist brands. These brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style.

The Company’s fiscal year ends on the Saturday closest to January 31. All references herein to the Company’s fiscal years are as follows:

Fiscal year	Year ended/ending	Number of weeks
Fiscal 2022	January 28, 2023	52
Fiscal 2023	February 3, 2024	53
Fiscal 2024	February 1, 2025	52

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

The Always Forward Plan, which outlines the Company’s long-term strategic goals, including growing shareholder value, is anchored on three strategic growth principles, which are to:
•Execute focused brand growth plans;
•Accelerate an enterprise-wide digital revolution; and
•Operate with financial discipline.

The following focus areas for Fiscal 2023 serve as a framework for the Company achieving sustainable growth and progressing toward the Always Forward Plan:
•Execute focused brand growth plans
•Drive Abercrombie brands through marketing and store investment;
•Optimize the Hollister product and brand voice to enable growth in the second half of Fiscal 2023; and
•Support Gilly Hicks growth with an evolved assortment mix
•Accelerate an enterprise-wide digital revolution
•Progress on current phase of our modernization efforts around key data platforms;
•Continue to progress on our multi-year enterprise resource planning (“ERP”) transformation and cloud migration journey; and
•Improve our digital and app experience across key parts of the customer journey
•Operate with financial discipline

Abercrombie & Fitch Co.	24	2023 2Q Form 10-Q

•Maintain appropriately lean inventory levels that put Abercrombie and Hollister in a position to chase inventory throughout the year; and
•Properly balance investments, inflation and efficiency efforts to improve profitability

Supply chain and impact of inflation
Previously, the Company experienced inflationary pressures with respect to labor, cotton, freight and other raw materials and other costs, which has negatively impacted expenses and margins. While freight costs have decreased and supply chain constraints are waning, there continues to be inflationary pressures with respect to cotton and other raw materials, as well as other operating costs. Continued inflationary pressures could further impact expenses and have a long-term impact on the Company because increasing costs may impact its ability to maintain satisfactory margins. The Company may be unsuccessful in passing these increased costs on to its customers through higher average unit retail (“AUR”).

Furthermore, increases in inflation may not be matched by growth in consumer income, which also could have a negative impact on discretionary spending. In periods of perceived or actual unfavorable economic conditions, consumers may reallocate available discretionary spending, which may adversely impact demand for our products.

Global Store Network Optimization

The Company has a goal of opening smaller, omni-enabled stores that cater to local customers. The Company continues to use data to inform its focus on aligning store square footage with digital penetration, and during the year-to-date period of Fiscal 2023, the Company opened 15 new stores, while closing 18 stores. As part of this focus, the Company plans to be a net store opener again this year with approximately 35 new stores, while closing approximately 30 stores, during Fiscal 2023, pending negotiations with our landlord partners.

Future closures could be completed through natural lease expirations, while certain other leases include early termination options that can be exercised under specific conditions. The Company may also elect to exit or modify other leases, and could incur charges related to these actions.

Impact of global events and uncertainty

As we are a global multi-brand omnichannel specialty retailer, with operations in North America, Europe, the Middle East and Asia, among other regions, management is mindful of macroeconomic risks, global challenges and the changing global geopolitical environment, including ongoing geopolitical challenges between the United States and China and the ongoing hostilities in Ukraine, that could adversely impact certain areas of the business. As a result, management continues to monitor global events. The Company continues to assess the potential impacts these events and similar events may have on the business in future periods and continues to develop and update contingency plans to assist in mitigating potential impacts. It is possible that the Company’s preparations for such events are not adequate to mitigate their impact, and that these events could further adversely affect its business and results of operations.

For a discussion of material risks that have the potential to cause our actual results to differ materially from our expectations, refer to Part I, “Item 1A. Risk Factors” on the Fiscal 2022 Form 10-K.

Abercrombie & Fitch Co.	25	2023 2Q Form 10-Q

Summary of results
A summary of results for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022 was as follows:

	GAAP		Non-GAAP (1)
(in thousands, except change in net sales, comparable sales, gross profit rate, operating income (loss) margin and per share amounts)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Thirteen Weeks Ended
Net sales	$935,345	$805,091
Change in net sales	16.2%	(6.9)%
Comparable sales (2)			13%	—%
Gross profit rate	62.5%	57.9%
Operating income (loss)	$89,842	$(2,191)		$(21)
Operating income (loss) margin	9.6%	(0.3)%		—%
Net income (loss) attributable to A&F	$56,894	$(16,834)		$(15,275)
Net income (loss) per share attributable to A&F	1.10	(0.33)		(0.30)

Twenty-Six Weeks Ended
Net sales	$1,771,339	$1,617,853
Change in net sales	9.5%	(1.7)%
Comparable sales (2)			8%	—%
Gross profit rate	61.8	56.6
Operating income (loss)	$123,850	$(11,917)	$128,286	$(6,325)
Operating income (loss) margin	7.0%	(0.7)%	7.2%	(0.4)%
Net income (loss) attributable to A&F.	$73,465	$(33,303)	$76,694	$(29,240)
Net income (loss) per share attributable to A&F	1.43	(0.65)	1.49	(0.57)

(1)Discussion as to why the Company believes that these non-GAAP financial measures are useful to investors and a reconciliation of the non-GAAP measures to the most directly comparable financial measure calculated and presented in accordance with GAAP are provided below under “NON-GAAP FINANCIAL MEASURES.”
(2)Comparable sales are calculated on a constant currency basis and exclude revenue other than store and digital sales. Refer to the discussion below in “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation. In light of store closures related to COVID-19, comparable sales for periods prior to Fiscal 2023 included in the Company’s Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q are not disclosed.

Certain components of the Company’s Condensed Consolidated Balance Sheets as of July 29, 2023 and January 28, 2023 were as follows:

(in thousands)	July 29, 2023	January 28, 2023
Cash and equivalents	$617,339	$517,602
Gross long-term borrowings outstanding, carrying amount	299,730	299,730
Inventories	493,479	505,621

Certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the twenty-six week periods ended July 29, 2023 and July 30, 2022 were as follows:

(in thousands)	July 29, 2023	July 30, 2022
Net cash provided by (used for) operating activities	$216,328	$(259,733)
Net cash used for investing activities	(89,780)	(51,610)
Net cash used for financing activities	(23,342)	(135,424)

Abercrombie & Fitch Co.	26	2023 2Q Form 10-Q

RESULTS OF OPERATIONS

The estimated basis point (“BPS”) change disclosed throughout this Results of Operations section has been rounded based on the change in the percentage of net sales.

Net sales

The Company’s net sales by reportable segment for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022 were as follows:

	Thirteen Weeks Ended
(in thousands, except ratios)	July 29, 2023	July 30, 2022	$ Change	% Change	Comparable Sales (1)
By segment:
Americas	$731,427	$613,244	$118,183	19%	14%
EMEA	171,962	164,827	7,135	4	6
APAC	31,956	27,020	4,936	18	26
Total	$935,345	$805,091	$130,254	16	13

	Twenty-Six Weeks Ended
(in thousands, except ratios)	July 29, 2023	July 30, 2022	$ Change	% Change	Comparable Sales (1)
Americas	$1,396,850	$1,235,205	$161,645	13%	9%
EMEA	310,068	326,554	(16,486)	(5)	2
APAC	64,421	56,094	8,327	15	25
Total	$1,771,339	$1,617,853	$153,486	9	8
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

For the second quarter of Fiscal 2023, net sales increased 16%, as compared to the second quarter of Fiscal 2022, primarily due to an increase in higher unit selling and AUR. The year-over-year increase in net sales reflects a positive comparable sales of 13%, as compared to the second quarter of Fiscal 2022, with growth in the Americas, EMEA and APAC segments.

For the year-to-date period of Fiscal 2023, net sales increased 9%, as compared to the year-to-date period of Fiscal 2022, primarily due to an increase in AUR. The year-over-year increase in net sales reflects positive comparable sales of 8%, as compared to the year-to-date period of Fiscal 2022, with comparable sales growth in the Americas, EMEA and APAC segments.

The Company’s net sales by brand for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022 were as follows:

	Thirteen Weeks Ended
(in thousands, except ratios)	July 29, 2023	July 30, 2022	$ Change	% Change	Comparable Sales (1)
Abercrombie (2)	$462,711	$368,157	$94,554	26%	23%
Hollister (3)	472,634	436,934	35,700	8	5
Total	$935,345	$805,091	$130,254	16	13

	Twenty-Six Weeks Ended
(in thousands, except ratios)	July 29, 2023	July 30, 2022	$ Change	% Change	Comparable Sales (1)
Abercrombie (2)	$898,755	$752,113	$146,642	19%	19%
Hollister (3)	872,584	865,740	6,844	1	(1)
Total	$1,771,339	$1,617,853	$153,486	9	8
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.
(2)Includes Abercrombie & Fitch and abercrombie kids brands.
(3)Includes Hollister, Gilly Hicks, and Social Tourist brands.

Abercrombie & Fitch Co.	27	2023 2Q Form 10-Q

Cost of sales, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	July 29, 2023		July 30, 2022
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$350,965	37.5%	$339,200	42.1%	(460)

	Twenty-Six Weeks Ended
	July 29, 2023		July 30, 2022
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$677,165	38.2%	$702,416	43.4%	(520)

For the second quarter of Fiscal 2023, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 460 basis points, as compared to the second quarter of Fiscal 2022. The year-over-year decrease was primarily driven by a benefit of 400 basis points from year-over-year AUR growth and 340 basis points from lower freight costs, partially offset by 180 basis points from higher cotton costs and 60 basis points from the adverse impact from changes in foreign currency exchange rates.

For the year-to-date period of Fiscal 2023, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 520 basis points, as compared to the year-to-date period of Fiscal 2022. The year-over-year decrease was primarily attributable to a benefit from lower freight costs of approximately 540 basis points and 350 basis points from year-over-year AUR growth. These benefits were partially offset by approximately 220 basis points from higher cotton costs and 80 basis points due to the adverse impact from changes in foreign currency exchange rates.

Gross profit, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	July 29, 2023		July 30, 2022
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Gross profit, exclusive of depreciation and amortization	$584,380	62.5%	$465,891	57.9%	460

	Twenty-Six Weeks Ended
	July 29, 2023		July 30, 2022
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Gross profit, exclusive of depreciation and amortization	$1,094,174	61.8%	$915,437	56.6%	520

Stores and distribution expense

	Thirteen Weeks Ended
	July 29, 2023		July 30, 2022
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Stores and distribution expense	$352,730	37.7%	$340,791	42.3%	(460)

	Twenty-Six Weeks Ended
	July 29, 2023		July 30, 2022
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Stores and distribution expense	$684,343	38.6%	$678,334	41.9%	(330)

For the second quarter of Fiscal 2023, stores and distribution expense increased 460 basis points, as compared to the second quarter of Fiscal 2022. The increase was primarily driven by an increase in store occupancy expense, partially offset by a decrease in fulfillment costs as compared to the second quarter of Fiscal 2022.

For the year-to-date period of Fiscal 2023, stores and distribution expense increased 330 basis points, as compared to the year-to-date period of Fiscal 2022. The increase was primarily driven by an increase in store occupancy expense compared to the year-to-date period of Fiscal 2022.

Abercrombie & Fitch Co.	28	2023 2Q Form 10-Q

Marketing, general and administrative expense

	Thirteen Weeks Ended
	July 29, 2023		July 30, 2022
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Marketing, general and administrative expense	$144,502	15.4%	$124,168	15.4%	—

	Twenty-Six Weeks Ended
	July 29, 2023		July 30, 2022
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Marketing, general and administrative expense	$287,133	16.2%	$246,317	15.2%	100

For the second quarter of Fiscal 2023, marketing, general and administrative expense, as a percentage of net sales, was essentially flat, as compared to the second quarter of Fiscal 2022, primarily driven by an increase in technology expenses and incentive-based compensation, fully offset by decreases in payroll and marketing.

For the year-to-date period of Fiscal 2023, marketing, general and administration expense, as a percentage of net sales, increased 100 basis points as compared to the year-to-date period of Fiscal 2022, primarily due to an increase in technology expenses and incentive-based compensation.

Asset impairment

	Thirteen Weeks Ended
	July 29, 2023		July 30, 2022
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Asset impairment	$—	—%	$2,170	0.3%	(30)
Excluded items:
Asset impairment charges (1)	—	—	(2,170)	(0.3)	30
Adjusted non-GAAP asset impairment (1)	$—	—	$—	—	—

	Twenty-Six Weeks Ended
	July 29, 2023		July 30, 2022
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Asset impairment	$4,436	0.3%	$5,592	0.3%	—
Excluded items:
Asset impairment charges (1)	(4,436)	(0.3)	(5,592)	(0.3)	—
Adjusted non-GAAP asset impairment (1)	$—	—	$—	—	—
(1)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Refer to Note 8, “ASSET IMPAIRMENT.”

Other operating income (loss), net

	Thirteen Weeks Ended
	July 29, 2023		July 30, 2022
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Other operating income (loss), net	$2,694	0.3%	$(953)	(0.1)%	40

	Twenty-Six Weeks Ended
	July 29, 2023		July 30, 2022
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Other operating income, net	$5,588	0.3%	$2,889	0.2%	10

Abercrombie & Fitch Co.	29	2023 2Q Form 10-Q

Operating income (loss)

	Thirteen Weeks Ended
	July 29, 2023		July 30, 2022
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Operating income (loss)	$89,842	9.6%	$(2,191)	(0.3)%	990
Excluded items:
Asset impairment charges (1)	—	—	2,170	0.3	(30)
Adjusted non-GAAP operating income (loss) ⁽¹⁾	$89,842	9.6	$(21)	0.0	960

	Twenty-Six Weeks Ended
	July 29, 2023		July 30, 2022
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Operating income (loss)	$123,850	7.0%	$(11,917)	(0.7)%	770
Excluded items:
Asset impairment charges (1)	4,436	0.3	5,592	0.3	—
Adjusted non-GAAP operating income (loss)	$128,286	7.2	$(6,325)	(0.4)	760
(1)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Interest expense, net

	Thirteen Weeks Ended
	July 29, 2023		July 30, 2022
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Interest expense	$7,635	0.8%	$7,660	1.0%	(20)
Interest income	(6,538)	(0.7)	(743)	(0.1)	(60)
Interest expense, net	$1,097	0.1	$6,917	0.9	(80)

	Twenty-Six Weeks Ended
	July 29, 2023		July 30, 2022
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Interest expense	$15,093	0.9%	$15,469	1.0%	(10)
Interest income	(10,553)	(0.6)	(1,245)	(0.1)	(50)
Interest expense, net	$4,540	0.3	$14,224	0.9	(60)

For the second quarter of Fiscal 2023, interest expense, net decreased $5.8 million, as compared to the second quarter of Fiscal 2022, as a result of higher interest income due to the increase in balance and rates received on deposits and money market accounts.

For the year-to-date period of Fiscal 2023, interest expense, net decreased $9.7 million, as compared to the year-to-date period of Fiscal 2022, as a result of higher interest income due to the increase in balance and rates received on deposits and money market accounts.

Abercrombie & Fitch Co.	30	2023 2Q Form 10-Q

Income tax expense

	Thirteen Weeks Ended
	July 29, 2023		July 30, 2022
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$30,014	33.8%	$5,634	(61.9)%
Excluded items:
Tax effect of pre-tax excluded items (1)	—		611
Adjusted non-GAAP income tax expense ⁽¹⁾	$30,014	33.8	$6,245	(90.0)

	Twenty-Six Weeks Ended
	July 29, 2023		July 30, 2022
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$42,732	35.8%	$3,447	(13.2)%
Excluded items:
Tax effect of pre-tax excluded items (1)	1,207		1,529
Adjusted non-GAAP income tax expense	$43,939	35.5	$4,976	(24.2)
(1)    The tax effect of pre-tax excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis. Refer to “Operating income (loss)” and “NON-GAAP FINANCIAL MEASURES” for details of pre-tax excluded items.

The change in the effective tax rates during the second quarter and year-to-date period of Fiscal 2023 is due to higher levels of income offsetting tax losses for which no benefit is recognized incurred outside of the U.S.

Refer to Note 9, “INCOME TAXES.”

Net income (loss) attributable to A&F

	Thirteen Weeks Ended
	July 29, 2023		July 30, 2022
(in thousands)		% of Net sales		% of Net sales	BPS Change
Net income (loss) attributable to A&F	$56,894	6.1%	$(16,834)	(2.1)%	820
Excluded items, net of tax (1)	—	—	1,559	0.2	(20)
Adjusted non-GAAP net income (loss) attributable to A&F (2)	$56,894	6.1	$(15,275)	(1.9)	800

	Twenty-Six Weeks Ended
	July 29, 2023		July 30, 2022
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Net income (loss) attributable to A&F.	$73,465	4.1%	$(33,303)	(2.1)%	620
Excluded items, net of tax (1)	3,229	0.2	4,063	0.3	(10)
Adjusted non-GAAP net income (loss) attributable to A&F (2)	$76,694	4.3	$(29,240)	(1.8)	610
(1)    Excluded items presented above under “Operating income (loss),” and “Income tax expense”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Abercrombie & Fitch Co.	31	2023 2Q Form 10-Q

Net income (loss) per share attributable to A&F

	Thirteen Weeks Ended
	July 29, 2023	July 30, 2022	$ Change
Net income (loss) per diluted share attributable to A&F	$1.10	$(0.33)	$1.43
Excluded items, net of tax (1)	—	0.03	(0.03)
Adjusted non-GAAP net income (loss) per diluted share attributable to A&F	1.10	(0.30)	1.40
Impact from changes in foreign currency exchange rates	—	(0.02)	0.02
Adjusted non-GAAP net income (loss) per diluted share attributable to A&F on a constant currency basis (2)	1.10	(0.32)	1.42

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	$ Change
Net income (loss) per diluted share attributable to A&F	$1.43	$(0.65)	$2.08
Excluded items, net of tax (1)	0.06	0.08	(0.02)
Adjusted non-GAAP net income (loss) per diluted share attributable to A&F	1.49	(0.57)	2.06
Impact from changes in foreign currency exchange rates	—	(0.14)	0.14
Adjusted non-GAAP net income (loss) per diluted share attributable to A&F on a constant currency basis (2)	1.49	(0.71)	2.20
(1)    Excluded items presented above under “Operating income (loss),” and “Income tax expense.”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Abercrombie & Fitch Co.	32	2023 2Q Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company’s capital allocation strategy, priorities and investments are reviewed by A&F’s Board of Directors considering both liquidity and valuation factors. The Company believes that it will have adequate liquidity to fund operating activities for the next 12 months. The Company monitors financing market conditions and may in the future determine whether and when to amend, modify, repurchase, or restructure its ABL Facility and/or the Senior Secured Notes. For a discussion of the Company’s share repurchase activity and suspended dividend program, please see below under “Share repurchases and dividends.”

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

The Company evaluates opportunities for investments in the business that are in line with initiatives that position the business for sustainable long-term growth that align with its strategic pillars as described within Part I, “Item 1. Business - STRATEGY AND KEY BUSINESS PRIORITIES” included on the Fiscal 2022 Form 10-K, including being opportunistic regarding growth opportunities. Examples of potential investment opportunities include, but are not limited to, new store experiences, and investments in the Company’s digital and omnichannel initiatives. Historically, the Company has utilized free cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as digital and omnichannel investments, information technology, and other projects. For the year-to-date period ended July 29, 2023, the Company used $89.8 million towards capital expenditures. Total capital expenditures for Fiscal 2023 are expected to be approximately $160 million.

The Company measures liquidity using total cash and cash equivalents and incremental borrowing available under the ABL Facility. As of July 29, 2023, the Company had cash and cash equivalents of $617.3 million and total liquidity of approximately $974.3 million, compared with cash and cash equivalents of $517.6 million and total liquidity of approximately $865.7 million at the beginning of Fiscal 2023. This allows the Company to evaluate potential opportunities to strategically deploy excess cash and/or deleverage the balance sheet, depending on various factors, such as market and business conditions, including the Company’s ability to accelerate investments in the business. Such opportunities include, but are not limited to, returning cash to shareholders through share repurchases or purchasing outstanding Senior Secured Notes.

Share repurchases and dividends

In November 2021, A&F’s Board of Directors approved a $500 million share repurchase authorization, replacing the prior 2021 share repurchase authorization of 10.0 million shares, which had approximately 3.9 million shares remaining available. During the year-to-date period ended July 29, 2023, the Company did not repurchase any shares of its common stock pursuant to this share repurchase authorization. The Company has $232 million in share repurchase authorization remaining under the authorization approved in November 2021.

Historically, the Company has repurchased shares of its Common Stock from time to time, dependent on excess liquidity, market conditions, and business conditions, with the objectives of returning excess cash to shareholders and offsetting dilution from issuances of Common Stock associated with the exercise of employee stock appreciation rights and the vesting of restricted stock units. Shares may be repurchased in the open market, including pursuant to trading plans established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through privately negotiated transactions or other transactions or by a combination of such methods. Refer to “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of Part II of this Quarterly Report on Form 10-Q for the amount remaining available for purchase under the Company’s publicly announced share repurchase authorization.

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

Abercrombie & Fitch Co.	33	2023 2Q Form 10-Q

assurance that the Company will declare and pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

Credit facility and Senior Secured Notes

As of July 29, 2023, the Company had $299.7 million of gross borrowings outstanding under the Senior Secured Notes.

In addition, the Amended and Restated Credit Agreement, as amended by the First Amendment (as defined below), provides for the ABL Facility, which is a senior secured asset-based revolving credit facility of up to $400 million. As of July 29, 2023, the Company did not have any borrowings outstanding under the ABL Facility. The ABL Facility matures on April 29, 2026.

Details regarding the remaining borrowing capacity under the ABL Facility as of July 29, 2023 are as follows:

(in thousands)	July 29, 2023
Loan cap	$397,087
Less: Outstanding stand-by letters of credit	(435)
Borrowing capacity	396,652
Less: Minimum excess availability (1)	(39,709)
Borrowing capacity available	$356,943
(1)    The Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility.

Refer to Note 10, “BORROWINGS.”

Income taxes

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S. without incurring additional federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019 are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds could be repatriated without incurring additional tax expense. As of July 29, 2023, $205.9 million of the Company’s $617.3 million of cash and equivalents were held by foreign affiliates.

Refer to Note 9, “INCOME TAXES.”

Analysis of cash flows

The table below provides certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 29, 2023 and July 30, 2022:

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
(in thousands)
Cash and equivalents, and restricted cash and equivalents, beginning of period	$527,569	$834,368
Net cash provided by (used for) operating activities	216,328	(259,733)
Net cash used for investing activities	(89,780)	(51,610)
Net cash used for financing activities	(23,342)	(135,424)
Effect of foreign currency exchange rates on cash	(3,672)	(7,567)
Net increase (decrease) in cash and equivalents, and restricted cash and equivalents	99,534	(454,334)
Cash and equivalents, and restricted cash and equivalents, end of period	$627,103	$380,034

Operating activities - During the year-to-date period ended July 29, 2023, net cash provided by operating activities included increased cash receipts as a result of the 9% year-over-year increase in net sales as well as increased payments to vendors in the fourth quarter of Fiscal 2022 which resulted in lower cash payments in the first quarter of Fiscal 2023.

Investing activities - During the year-to-date period ended July 29, 2023, net cash used for investing activities was primarily used for capital expenditures of $89.8 million. Net cash used for investing activities for the year-to-date period ended July 30, 2022 was primarily used for capital expenditures of $59.6 million, partially offset by the proceeds from the sale of property and equipment of $8.0 million.

Abercrombie & Fitch Co.	34	2023 2Q Form 10-Q

Financing activities - During the year-to-date period ended July 29, 2023, net cash used for financing activities included amounts related to shares of Common Stock withheld (repurchased) to cover tax withholdings upon vesting of share-based compensation awards. During the year-to-date period ended July 30, 2022, net cash used for financing activities included the repurchase of approximately 4.3 million shares of Common Stock with a market value of approximately $117.8 million.

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

Comparable sales

At times, the Company provides comparable sales, defined as the year-over-year percentage change in the aggregate of (1) net sales for stores that have been open as the same brand at least one year and square footage has not been expanded or reduced by more than 20% within the past year, with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations, and (2) digital net sales with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations. Comparable sales excludes revenue other than store and digital sales. Management uses comparable sales to understand the drivers of year-over-year changes in net sales and believes comparable sales is a useful metric as it can assist investors in distinguishing the portion of the Company’s revenue attributable to existing locations from the portion attributable to the opening or closing of stores. The most directly comparable GAAP financial measure is change in net sales. In light of store closures related to COVID-19, comparable sales for periods prior to Fiscal 2023 included in the Company’s Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q are not disclosed.

Abercrombie & Fitch Co.	35	2023 2Q Form 10-Q

Excluded items

The following financial measures are disclosed on a GAAP and on an adjusted non-GAAP basis excluding the following items, as applicable:

Financial measures (1)	Excluded items
Operating income (loss)	Asset impairment charges
Income tax expense (2)	Tax effect of pre-tax excluded items
Net income (loss) and net income (loss) per share attributable to A&F (2)	Pre-tax excluded items and the tax effect of pre-tax excluded items
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

Reconciliations of non-GAAP financial metrics on a constant currency basis to financial measures calculated and presented in accordance with GAAP for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022 were as follows:

(in thousands, except change in net sales, gross profit rate, operating margin and per share data)	Thirteen Weeks Ended			Twenty-Six Weeks Ended
Net sales	July 29, 2023	July 30, 2022	% Change	July 29, 2023	July 30, 2022	% Change
GAAP	$935,345	$805,091	16%	$1,771,339	$1,617,853	9%
Impact from changes in foreign currency exchange rates	—	2,873	—	—	(5,724)	—
Non-GAAP on a constant currency basis	$935,345	$807,964	16	$1,771,339	$1,612,129	10
Gross profit, exclusive of depreciation and amortization expense	July 29, 2023	July 30, 2022	BPS Change (1)	July 29, 2023	July 30, 2022	BPS Change (1)
GAAP	$584,380	$465,891	460	$1,094,174	$915,437	520
Impact from changes in foreign currency exchange rates	—	(2,977)	60	—	(15,577)	80
Non-GAAP on a constant currency basis	$584,380	$462,914	520	$1,094,174	$899,860	600
Operating income (loss)	July 29, 2023	July 30, 2022	BPS Change (1)	July 29, 2023	July 30, 2022	BPS Change (1)
GAAP	$89,842	$(2,191)	990	$123,850	$(11,917)	770
Excluded items (2)	—	(2,170)	30	(4,436)	(5,592)	10
Adjusted non-GAAP	$89,842	$(21)	960	$128,286	$(6,325)	760
Impact from changes in foreign currency exchange rates	—	(971)	10	—	(9,610)	60
Adjusted non-GAAP on a constant currency basis	$89,842	$(992)	970	$128,286	$(15,935)	820
Net income (loss) per share attributable to A&F	July 29, 2023	July 30, 2022	$ Change	July 29, 2023	July 30, 2022	$ Change
GAAP	$1.10	$(0.33)	$1.43	$1.43	$(0.65)	$2.08
Excluded items, net of tax (2)	—	(0.03)	0.03	(0.06)	(0.08)	0.02
Adjusted non-GAAP	$1.10	$(0.30)	$1.40	$1.49	$(0.57)	$2.06
Impact from changes in foreign currency exchange rates	—	(0.01)	0.01	—	(0.14)	0.14
Adjusted non-GAAP on a constant currency basis	$1.10	$(0.32)	$1.42	$1.49	$(0.71)	$2.20

(1)    The estimated basis point change has been rounded based on the change in the percentage of net sales.
(2)    Excluded items for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022 consisted of pre-tax store asset impairment charges and the tax effect of pre-tax excluded items.

Abercrombie & Fitch Co.	36	2023 2Q Form 10-Q

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
The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II, and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies, which are recorded at cash surrender value. The change in cash surrender value and benefits paid pursuant to the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $0.9 million and $0.4 million for the thirteen weeks ended July 29, 2023 and July 30, 2022, respectively, and $1.3 million and $0.7 million for the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively, which are recorded in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Rabbi Trust assets were included in other assets on the Condensed Consolidated Balance Sheets as of July 29, 2023 and January 28, 2023 and are restricted in their use as noted above.

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

In July 2017, the Financial Conduct Authority (the authority that regulates LIBO rate) announced it intended to stop compelling banks to submit rates for the calculation of LIBO rate after 2021. Certain publications of the LIBO rate were phased out at the end of 2021 and all LIBO rate publications ceased after June 30, 2023. On March 15, 2023, the Company entered into the First Amendment to the Amended and Restated Credit Agreement (the “First Amendment”) to eliminate LIBO rate based loans and to use the current market definitions with respect to the Secured Overnight Financing Rate, as well as to make other conforming changes.

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

Abercrombie & Fitch Co.	37	2023 2Q Form 10-Q

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. As of July 29, 2023, the Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. Such a hypothetical devaluation would decrease derivative contract fair values by approximately $17.7 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair values would be expected to be largely offset by the net change in fair values of the underlying hedged items. Refer to Note 12, “DERIVATIVE INSTRUMENTS,” for the fair value of any outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of July 29, 2023 and January 28, 2023.

Abercrombie & Fitch Co.	38	2023 2Q Form 10-Q

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Executive Vice President, Chief Financial Officer and Chief Operating Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended July 29, 2023. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Executive Vice President, Chief Financial Officer and Chief Operating Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of July 29, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 29, 2023 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

Abercrombie & Fitch Co.	39	2023 2Q Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. The Company’s legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes estimated liabilities for the outcome of litigation where losses are deemed probable and the amount of loss, or range of loss, is reasonably estimable. The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible, and it is able to determine such estimates. The Company’s accrued charges for certain legal contingencies are classified within accrued expenses on the Condensed Consolidated Balance Sheets included in “Item 1. Financial Statements (Unaudited),” of Part I of this Quarterly Report on Form 10-Q. Based on currently available information, the Company cannot estimate a range of reasonably possible losses in excess of the accrued charges for legal contingencies. In addition, the Company has not established accruals for certain claims and legal proceedings pending against the Company where it is not possible to reasonably estimate the outcome or potential liability, and the Company cannot estimate a range of reasonably possible losses for these legal matters. Actual liabilities may differ from the amounts recorded, due to uncertainties regarding final settlement agreement negotiations and the terms of any approval by the courts, and there can be no assurance that the final resolution of legal matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts.

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

Item 1A. Risk Factors

The Company’s risk factors as of July 29, 2023 have not changed materially from those disclosed in Part I, “Item 1A. Risk Factors” of the Fiscal 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the second quarter of Fiscal 2023 that were not registered under the Securities Act of 1933, as amended.

The following table provides information regarding the purchase of shares of Common Stock made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during each fiscal month of the thirteen weeks ended July 29, 2023:

Period (fiscal month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
April 30, 2023 through May 27, 2023	1,490	$23.42	—	$232,184,768
May 28, 2023 through July 1, 2023	8,412	36.23	—	232,184,768
July 2, 2023 through July 29, 2023	1,231	37.01	—	232,184,768
Total	11,133	34.60	—	232,184,768
(1)An aggregate of 11,133 shares of Common Stock purchased during the thirteen weeks ended July 29, 2023 were withheld for tax payments due upon the vesting of employee restricted stock units and the exercise of employee stock appreciation rights.
(2)On November 23, 2021, we announced that A&F’s Board of Directors approved a new $500 million share repurchase authorization, replacing the prior 2021 share repurchase authorization of 10.0 million shares, which had approximately 3.9 million shares remaining available for repurchase.
(3)The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under A&F’s publicly announced share repurchase authorization described in footnote 2 above. The shares may be purchased, from time to time depending on business and market conditions.

Item 5. Other Information

During the thirteen weeks ended July 29, 2023, no director or officer of the Company adopted a new “Rule 10b5-1 trading arrangement ” or “non-Rule 10b5-1 trading arrangement,” and no director or officer of the Company modified or terminated an existing “Rule 10b5-1 trading arrangement ” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

Abercrombie & Fitch Co.	40	2023 2Q Form 10-Q

Item 6. Exhibits

Exhibit	Document
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

10.1
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates (as amended on June 8, 2023), incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K filed on June 14, 2023 (File No. 001-12107)

10.2	Agreement entered into between A&F Management and Jay Rust as of May 9, 2023, the execution date by A&F Management and Mr. Rust*
31.1
Certifications by Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certifications by Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certifications by Chief Executive Officer (who serves as Principal Executive Officer) and Executive Vice President, Chief Financial Officer and Chief Operating Officer (who serves as Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).*

*     Filed herewith.
**    Furnished herewith.

Abercrombie & Fitch Co.	41	2023 2Q Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abercrombie & Fitch Co.

Date: September 1, 2023	By:	/s/ Scott D. Lipesky
Scott D. Lipesky
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)

Abercrombie & Fitch Co.	42	2023 2Q Form 10-Q