Form 10-Q
period 2023-10-28
ABERCROMBIE & FITCH CO /DE/
filed 2023-12-04
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Shares outstanding as of December 1, 2023
$0.01 Par Value	50,405,518

Abercrombie & Fitch Co.	2	2023 3Q Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$1,056,431	$880,084	$2,827,770	$2,497,937
Cost of sales, exclusive of depreciation and amortization	370,762	359,268	1,047,927	1,061,684
Gross profit	685,669	520,816	1,779,843	1,436,253
Stores and distribution expense	383,883	367,333	1,068,226	1,045,667
Marketing, general and administrative expense	162,510	133,201	449,643	379,518
Asset impairment	—	3,744	4,436	9,336
Other operating loss (income), net	1,256	(1,005)	(4,332)	(3,894)
Operating income	138,020	17,543	261,870	5,626
Interest expense, net	671	7,295	5,211	21,519
Income (loss) before income taxes	137,349	10,248	256,659	(15,893)
Income tax expense	39,617	10,966	82,349	14,413
Net income (loss)	97,732	(718)	174,310	(30,306)
Less: Net income attributable to noncontrolling interests	1,521	1,496	4,634	5,211
Net income (loss) attributable to A&F	$96,211	$(2,214)	$169,676	$(35,517)

Net income (loss) per share attributable to A&F
Basic	$1.91	$(0.04)	$3.38	$(0.70)
Diluted	$1.83	$(0.04)	$3.25	$(0.70)

Weighted-average shares outstanding
Basic	50,504	49,486	50,138	50,673
Diluted	52,624	49,486	52,154	50,673

Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	$(5,042)	$(11,021)	$(8,567)	$(26,338)
Derivative financial instruments, net of tax	7,259	(1,206)	9,906	(1,223)
Other comprehensive income (loss)	2,217	(12,227)	1,339	(27,561)
Comprehensive income (loss)	99,949	(12,945)	175,649	(57,867)
Less: Comprehensive income attributable to noncontrolling interests	1,521	1,496	4,634	5,211
Comprehensive income (loss) attributable to A&F	$98,428	$(14,441)	$171,015	$(63,078)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	3	2023 3Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Balance Sheets
(Thousands, except par value amounts)
(Unaudited)

	October 28, 2023	January 28, 2023
Assets
Current assets:
Cash and equivalents	$649,489	$517,602
Receivables	96,762	104,506
Inventories	595,067	505,621
Other current assets	100,085	100,289
Total current assets	1,441,403	1,228,018
Property and equipment, net	546,935	551,585
Operating lease right-of-use assets	682,559	723,550
Other assets	226,749	209,947
Total assets	$2,897,646	$2,713,100
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$373,930	$258,895
Accrued expenses	402,572	413,303
Short-term portion of operating lease liabilities	195,025	213,979
Income taxes payable	55,615	16,023
Total current liabilities	1,027,142	902,200
Long-term liabilities:
Long-term portion of operating lease liabilities	658,923	713,361
Long-term borrowings, net	248,033	296,852
Other liabilities	87,435	94,118
Total long-term liabilities	994,391	1,104,331
Stockholders’ equity
Class A Common Stock: $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	413,515	416,255
Retained earnings	2,486,221	2,368,815
Accumulated other comprehensive loss, net of tax (“AOCL”)	(136,188)	(137,527)
Treasury stock, at average cost: 52,899 and 54,298 shares as of October 28, 2023 and January 28, 2023, respectively	(1,898,473)	(1,953,735)
Total Abercrombie & Fitch Co. stockholders’ equity	866,108	694,841
Noncontrolling interests	10,005	11,728
Total stockholders’ equity	876,113	706,569
Total liabilities and stockholders’ equity	$2,897,646	$2,713,100

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	4	2023 3Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended October 28, 2023
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, July 29, 2023	50,141	$1,033	$410,398	$10,478	$2,400,032	$(138,405)	53,159	$(1,904,752)	$778,784
Net income	—	—	—	1,521	96,211	—	—	—	97,732
Share-based compensation issuances and exercises	260	—	(6,567)	—	(10,022)	—	(260)	6,279	(10,310)
Share-based compensation expense	—	—	9,684	—	—	—	—	—	9,684
Derivative financial instruments, net of tax	—	—	—	—	—	7,259	—	—	7,259
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(5,042)	—	—	(5,042)
Distributions to noncontrolling interests, net	—	—	—	(1,994)	—	—	—	—	(1,994)
Ending balance at October 28, 2023	50,401	$1,033	$413,515	$10,005	$2,486,221	$(136,188)	52,899	$(1,898,473)	$876,113

	Thirteen Weeks Ended October 29, 2022
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, July 30, 2022	49,471	$1,033	$405,127	$11,139	$2,333,867	$(130,040)	53,829	$(1,948,199)	$672,927
Net income (loss)	—	—	—	1,496	(2,214)	—	—	—	(718)
Purchase of Common Stock	(510)	—	—	—	—		510	(8,000)	(8,000)
Share-based compensation issuances and exercises	39	—	(1,396)	—	(923)	—	(39)	1,893	(426)
Share-based compensation expense	—	—	7,310	—	—	—	—	—	7,310
Derivative financial instruments, net of tax	—	—	—	—	—	(1,206)	—	—	(1,206)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(11,021)	—	—	(11,021)
Distributions to noncontrolling interests, net	—	—	—	(2,801)	—	—	—	—	(2,801)
Ending balance at October 29, 2022	49,000	$1,033	$411,041	$9,834	$2,330,730	$(142,267)	54,300	$(1,954,306)	$656,065

Abercrombie & Fitch Co.	5	2023 3Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Thirty-Nine Weeks Ended October 28, 2023
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, January 28, 2023	49,002	$1,033	$416,255	$11,728	$2,368,815	$(137,527)	54,298	$(1,953,735)	$706,569
Net income	—	—	—	4,634	169,676	—	—	—	174,310
Share-based compensation issuances and exercises	1,399	—	(32,071)	—	(52,270)	—	(1,399)	55,262	(29,079)
Share-based compensation expense	—	—	29,331	—	—	—	—	—	29,331
Derivative financial instruments, net of tax	—	—	—	—	—	9,906	—	—	9,906
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(8,567)	—	—	(8,567)
Distributions to noncontrolling interests, net	—	—	—	(6,357)	—	—	—	—	(6,357)
Ending balance at October 28, 2023	50,401	$1,033	$413,515	$10,005	$2,486,221	$(136,188)	52,899	$(1,898,473)	$876,113

	Thirty-Nine Weeks Ended October 29, 2022
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, January 29, 2022	52,985	$1,033	$413,190	$11,234	$2,386,156	$(114,706)	50,315	$(1,859,583)	$837,324
Net income (loss)	—	—	—	5,211	(35,517)	—	—	—	(30,306)
Purchase of Common Stock	(4,770)	—	—	—			4,770	(125,775)	(125,775)
Share-based compensation issuances and exercises	785	—	(25,575)	—	(19,909)	—	(785)	31,052	(14,432)
Share-based compensation expense	—	—	23,426	—	—	—	—	—	23,426
Derivative financial instruments, net of tax	—	—	—	—	—	(1,223)	—	—	(1,223)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(26,338)	—	—	(26,338)
Distributions to noncontrolling interests, net	—	—	—	(6,611)	—	—	—	—	(6,611)
Ending balance at October 29, 2022	49,000	$1,033	$411,041	$9,834	$2,330,730	$(142,267)	54,300	$(1,954,306)	$656,065

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	6	2023 3Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Cash Flows
(Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended

	October 28, 2023	October 29, 2022
Operating activities
Net income (loss)	$174,310	$(30,306)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	105,547	98,393
Asset impairment	4,436	9,336
Loss (gain) on disposal	5,164	(198)
Benefit from deferred income taxes	(13,620)	(9,585)
Share-based compensation	29,331	23,426
Loss (gain) on extinguishment of debt	1,276	(52)
Changes in assets and liabilities:
Inventories	(91,817)	(221,414)
Accounts payable and accrued expenses	126,842	(87,463)
Operating lease right-of-use assets and liabilities	(30,956)	(8,364)
Income taxes	37,857	281
Other assets	8,519	(91,432)
Other liabilities	(6,747)	16,184
Net cash provided by (used for) operating activities	350,142	(301,194)
Investing activities
Purchases of property and equipment	(128,601)	(120,282)
Proceeds from the sale of property and equipment	615	11,891
Withdrawal of funds from Rabbi Trust assets	—	12,000
Net cash used for investing activities	(127,986)	(96,391)
Financing activities
Purchase of senior secured notes	(50,933)	(7,862)
Payment of debt modification costs and fees	(180)	(181)
Purchases of Common Stock	—	(125,775)
Other financing activities	(35,993)	(21,088)
Net cash used for financing activities	(87,106)	(154,906)
Effect of foreign currency exchange rates on cash	(4,491)	(14,871)
Net increase (decrease) in cash and equivalents, and restricted cash and equivalents	130,559	(567,362)
Cash and equivalents, and restricted cash and equivalents, beginning of period	527,569	834,368
Cash and equivalents, and restricted cash and equivalents, end of period	$658,128	$267,006
Supplemental information related to non-cash activities
Purchases of property and equipment not yet paid at end of period	$38,787	$64,477
Operating lease right-of-use assets additions, net of terminations, impairments and other reductions	117,959	196,003
Supplemental information related to cash activities
Cash paid for interest	14,165	13,574
Cash paid for income taxes	60,215	26,213
Cash received from income tax refunds	916	249
Cash paid for amounts included in measurement of operating lease liabilities, net of abatements	210,971	210,394

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	7	2023 3Q Form 10-Q

Abercrombie & Fitch Co.
Index for Notes to Condensed Consolidated Financial Statements (Unaudited)

Abercrombie & Fitch Co.	8	2023 3Q Form 10-Q

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

During the second quarter of Fiscal 2023, to leverage the knowledge and experience of our regional teams to better drive brand growth, the Company reorganized its structure and now manages its business on a geographic basis, consisting of three reportable segments: Americas; Europe, the Middle East and Africa (EMEA); and Asia-Pacific (APAC). Corporate functions and other income and expenses are evaluated on a consolidated basis and are not allocated to the Company’s segments, and therefore are included as a reconciling item between segment and total operating income (loss). There was no impact on consolidated net sales, operating income (loss) or net income (loss) as a result of these changes. All prior periods presented are recast to conform to the new segment presentation.

The Company’s brands include Abercrombie brands, which includes Abercrombie & Fitch and abercrombie kids, and Hollister brands, which includes Hollister, Gilly Hicks, and Social Tourist. These brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying Condensed Consolidated Financial Statements include historical financial statements of, and transactions applicable to, the Company and reflect its financial position, results of operations and cash flows.

The Company has interests in Emirati and Kuwaiti business ventures with Majid al Futtaim Fashion L.L.C. (“MAF”) and in a United States of America (the “U.S.”) business venture with Dixar L.L.C. (“Dixar”), each of which meets the definition of a variable interest entity (“VIE”). The purpose of the business ventures with MAF is to operate stores in the United Arab Emirates and Kuwait and the purpose of the business venture with Dixar is to hold the intellectual property related to Social Tourist. The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the operating results, assets and liabilities of these VIEs, with the noncontrolling interests’ (“NCI”) portions of net income (loss) presented as net income attributable to NCI on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and the NCI portion of stockholders’ equity presented as NCI on the Condensed Consolidated Balance Sheets.

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

Interim financial statements

The Condensed Consolidated Financial Statements as of October 28, 2023, and for the thirteen and thirty-nine week periods ended October 28, 2023 and October 29, 2022, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements. Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2022 filed with the SEC on March 27, 2023 (the “Fiscal 2022 Form 10-K”). The January 28, 2023 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”).

Abercrombie & Fitch Co.	9	2023 3Q Form 10-Q

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2023.

Use of estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved with estimates, actual results may differ. Additionally, these estimates and assumptions may change as a result of the impact of conditions affecting the global economy, such as the uncertainty regarding the economy, rising interest rates, continued inflation, fluctuation in foreign exchange rates, and geopolitical conflict, armed conflict, the conflicts between Russia and Ukraine or Israel and Hamas, and result in material impacts to the Company’s consolidated financial statements in future reporting periods.

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
Standards not yet adopted
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
The update modifies the disclosure/presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit and loss, The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.
The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and accompanying notes

Supply Chain Finance Program

Under the supply chain finance (“SCF”) program, which is administered by a third party, the Company’s vendors, at their sole discretion, are given the opportunity to sell receivables from the Company to a participating financial institution at a discount that leverages the Company’s credit profile. The commercial terms negotiated by the Company with its vendors are consistent, irrespective of whether a vendor participates in the SCF program. A participating vendor has the option to be paid by the financial institution earlier than the original invoice due date. The Company’s responsibility is limited to making payment on the terms originally negotiated by the Company with each vendor, regardless of whether the vendor sells its receivable to a financial institution. If a vendor chooses to participate in the SCF program, the Company pays the financial institution the stated amount of confirmed merchandise invoices on the stated maturity date, which is typically 75 days from the invoice date. The agreement

Abercrombie & Fitch Co.	10	2023 3Q Form 10-Q

with the financial institution does not require the Company to provide assets pledged as security or other forms of guarantees for the SCF program.

As of October 28, 2023 and January 28, 2023, $117.3 million and $68.4 million of SCF program liabilities were recorded in accounts payable in the Condensed Consolidated Balance Sheets, respectively, and reflected as a cash flow from operating activities in the Condensed Consolidated Statements of Cash Flows when settled.

Condensed Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

(in thousands)	Location	October 28, 2023	January 28, 2023	October 29, 2022	January 29, 2022
Cash and equivalents	Cash and equivalents	$649,489	$517,602	$257,332	$823,139
Long-term restricted cash and equivalents	Other assets	8,639	9,967	9,674	11,229
Cash and equivalents and restricted cash and equivalents		$658,128	$527,569	$267,006	$834,368

3. REVENUE RECOGNITION

Disaggregation of revenue

All revenues are recognized in net sales in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For information regarding the disaggregation of revenue, refer to Note 14, “SEGMENT REPORTING.”

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of October 28, 2023, January 28, 2023, October 29, 2022 and January 29, 2022:

(in thousands)	October 28, 2023	January 28, 2023	October 29, 2022	January 29, 2022
Gift card liability (1)	$36,506	$39,235	$35,016	$36,984
Loyalty programs liability	24,521	25,640	22,930	22,757
(1)Includes $15.5 million and $14.2 million of revenue recognized during the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively, that was included in the gift card liability at the beginning of January 28, 2023 and January 29, 2022, respectively.

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Revenue associated with gift card redemptions and gift card breakage	$24,741	$21,194	$73,391	$66,847
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	13,710	11,767	37,628	32,578

Abercrombie & Fitch Co.	11	2023 3Q Form 10-Q

4. NET INCOME (LOSS) PER SHARE

Net income (loss) per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of A&F’s Class A Common Stock, $0.01 par value (“Common Stock”). The following table provides additional information pertaining to net income (loss) per share attributable to A&F for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Weighted-average treasury shares	(52,796)	(53,814)	(53,162)	(52,627)
Weighted-average — basic shares	50,504	49,486	50,138	50,673
Dilutive effect of share-based compensation awards	2,120	—	2,016	—
Weighted-average — diluted shares	52,624	49,486	52,154	50,673
Anti-dilutive shares (1)	445	4,199	609	4,285
(1)Reflects the total number of shares related to outstanding share-based compensation awards that have been excluded from the computation of net income (loss) per diluted share because the impact would have been anti-dilutive. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can achieved from zero up to 200% of their target vesting amount and are reflected at the maximum vesting amount less any dilutive portion.

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The following table provides the three levels of the hierarchy and the distribution of the Company’s assets measured at fair value on a recurring basis, as of October 28, 2023 and January 28, 2023:

	Assets and Liabilities at Fair Value as of October 28, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$155,433	$24,265	$—	$179,698
Derivative instruments (2)	—	5,132	—	5,132
Rabbi Trust assets (3)	1,164	52,151	—	53,315
Restricted cash equivalents (1)	1,338	4,268	—	5,606
Total assets	$157,935	$85,816	$—	$243,751

Liabilities:
Derivative instruments (2)	$—	$10	$—	$10
Total liabilities	$—	$10	$—	$10

	Assets and Liabilities at Fair Value as of January 28, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$50,364	$—	$—	$50,364
Derivative instruments (2)	—	32	—	32
Rabbi Trust assets (3)	1	51,681	—	51,682
Restricted cash equivalents (1)	1,690	5,174	—	6,864
Total assets	$52,055	$56,887	$—	$108,942

Liabilities:
Derivative instruments (2)	$—	$4,986	$—	$4,986
Total liabilities	$—	$4,986	$—	$4,986

(1)    Level 1 assets consisted of investments in money market funds and U.S. treasury bills. Level 2 assets consisted of time deposits.

Abercrombie & Fitch Co.	12	2023 3Q Form 10-Q

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

Fair value of long-term borrowings

The Company’s borrowings under its senior secured notes, which have a fixed 8.75% interest rate and mature on July 15, 2025 (the “Senior Secured Notes”), are carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. The following table provides the carrying amount and fair value of the Company’s long-term gross borrowings as of October 28, 2023 and January 28, 2023:

(in thousands)	October 28, 2023	January 28, 2023
Gross borrowings outstanding, carrying amount	$249,730	$299,730
Gross borrowings outstanding, fair value (1)	254,100	304,975
(1)    Classified as Level 2 measurements within the fair value hierarchy.

6. PROPERTY AND EQUIPMENT, NET
The following table provides property and equipment, net as of October 28, 2023 and January 28, 2023:

(in thousands)	October 28, 2023	January 28, 2023
Property and equipment, at cost	$2,499,779	$2,517,862
Less: Accumulated depreciation and amortization	(1,952,844)	(1,966,277)
Property and equipment, net	$546,935	$551,585
Refer to Note 8, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during the thirty-nine weeks ended October 28, 2023 and thirteen and thirty-nine weeks ended October 29, 2022.

7. LEASES

The Company is a party to leases related to its Company-operated retail stores as well as for certain of its distribution centers, office space, information technology and equipment.

The following table provides a summary of the Company’s operating lease costs for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Single lease cost (1)	$63,177	$63,263	$184,172	$182,796
Variable lease cost (2)	32,332	40,681	119,809	106,359
Operating lease right-of-use asset impairment (3)	—	1,205	1,414	4,693
Sublease income (4)	(979)	(908)	(2,959)	(2,869)
Total operating lease cost	$94,530	$104,241	$302,436	$290,979
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
(4)The terms of the sublease agreement entered into by the Company with a third party during Fiscal 2020 related to one of its previous flagship store locations have not changed materially from that disclosed in Note 7, “LEASES,” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of the Fiscal 2022 Form 10-K. Sublease income is recognized in other operating loss (income), net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company had minimum commitments related to operating lease contracts that have not yet commenced, primarily for certain Company-operated retail stores, of approximately $8.3 million as of October 28, 2023.

Abercrombie & Fitch Co.	13	2023 3Q Form 10-Q

8. ASSET IMPAIRMENT

The following table provides asset impairment charges for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Operating lease right-of-use asset impairment	$—	$1,205	$1,414	$4,693
Property and equipment asset impairment	—	2,539	3,022	4,643
Total asset impairment	$—	$3,744	$4,436	$9,336

Asset impairment charges for the thirteen weeks ended October 29, 2022 and thirty-nine weeks ended October 28, 2023 and October 29, 2022 related to certain of the Company’s assets including stores across certain brands, geographies and store formats and other assets.

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

Impact of valuation allowances

During the thirteen and thirty-nine weeks ended October 28, 2023, the Company did not recognize income tax benefits on $20.0 million and $63.0 million, respectively, of pretax losses, primarily in Switzerland, resulting in adverse tax impacts of $3.0 million and $9.6 million, respectively.

As of October 28, 2023, the Company had foreign net deferred tax assets of approximately $47.2 million, including $11.3 million, $7.8 million, and $14.8 million in China, Japan and the United Kingdom, respectively. While the Company believes that these net deferred tax assets are more-likely-than-not to be realized, it is not a certainty, as the Company continues to evaluate and respond to emerging situations. Should circumstances change, the net deferred tax assets may become subject to additional valuation allowances in the future. Additional valuation allowances would result in additional tax expense.

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

Share-based compensation

Refer to Note 11, “SHARE-BASED COMPENSATION,” for details on income tax benefits and charges related to share-based compensation awards during the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022.

Abercrombie & Fitch Co.	14	2023 3Q Form 10-Q

10. BORROWINGS

The following table provides details on the Company’s long-term borrowings, net, as of October 28, 2023 and January 28, 2023 :

(in thousands)	October 28, 2023	January 28, 2023
Long-term portion of borrowings, gross at carrying amount	$249,730	$299,730
Unamortized fees	(1,697)	(2,878)
Long-term borrowings, net	$248,033	$296,852

Senior Secured Notes

During the thirteen weeks ended October 28, 2023, A&F Management purchased $50.0 million of outstanding Senior Secured Notes in the open market and incurred a $1.3 million loss on extinguishment of debt, comprised of a premium of $0.9 million and the write-off of unamortized fees of $0.4 million, recognized in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The Company did not have any borrowings outstanding under the ABL Facility as of October 28, 2023 or as of January 28, 2023.

As of October 28, 2023, availability under the ABL Facility was $399.6 million, net of $0.4 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility, borrowing capacity available to the Company under the ABL Facility was $359.6 million as of October 28, 2023.

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

The Company was in compliance with all debt covenants under these agreements as of October 28, 2023.

Abercrombie & Fitch Co.	15	2023 3Q Form 10-Q

11. SHARE-BASED COMPENSATION

Financial statement impact

The following table provides share-based compensation expense and the related income tax impacts for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Share-based compensation expense	$9,684	$7,310	$29,331	$23,426
Income tax benefits associated with share-based compensation expense recognized	1,080	635	3,163	2,615

The following table provides discrete income tax benefits and charges related to share-based compensation awards during the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Income tax discrete benefits (charges) realized for tax deductions related to the issuance of shares	$861	$(29)	$2,303	$1,970
Income tax discrete charges realized upon cancellation of stock appreciation rights	—	(10)	(101)	(213)
Total income tax discrete benefits (charges) related to share-based compensation awards	$861	$(39)	$2,202	$1,757

The following table provides the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Employee tax withheld upon issuance of shares (1)	$10,310	$426	$29,079	$14,432
(1)    Classified within other financing activities on the Condensed Consolidated Statements of Cash Flows.

Restricted stock units

The following table provides the summarized activity for restricted stock units for the thirty-nine weeks ended October 28, 2023:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at January 28, 2023	2,461,395	$21.30	336,549	$31.08	662,137	$23.68
Granted	901,293	29.11	222,144	28.36	111,077	41.20
Adjustments for performance achievement	—	—	—	—	493,854	16.24
Vested	(1,304,530)	17.67	—	—	(987,708)	16.24
Forfeited	(98,726)	24.97	(7,123)	29.89	(3,562)	43.46
Unvested at October 28, 2023 (1)	1,959,432	$27.15	551,570	$30.00	275,798	$43.81
(1)    Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can be achieved from zero up to 200% of their target vesting amount.

The following table provides the unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units as of October 28, 2023:

	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost (in thousands)	$40,774	$14,154	$5,989
Remaining weighted-average period cost is expected to be recognized (years)	1.3	1.5	1.5

Abercrombie & Fitch Co.	16	2023 3Q Form 10-Q

The following table provides additional information pertaining to restricted stock units for the thirty-nine weeks ended October 28, 2023 and October 29, 2022:

	Thirty-Nine Weeks Ended
(in thousands)	October 28, 2023	October 29, 2022
Service-based restricted stock units:
Total grant date fair value of awards granted	$26,237	$28,246
Total grant date fair value of awards vested	23,051	16,702

Performance-based restricted stock units:
Total grant date fair value of awards granted	6,300	5,600
Total grant date fair value of awards vested	—	4,482

Market-based restricted stock units:
Total grant date fair value of awards granted	4,576	3,852
Total grant date fair value of awards vested	16,040	4,105

The following table provides the weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the thirty-nine weeks ended October 28, 2023 and October 29, 2022:

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
Grant date market price	$28.36	$30.24
Fair value	41.20	41.60

Price volatility	63%	66%
Expected term (years)	2.9	2.8
Risk-free interest rate	4.6%	2.5%
Dividend yield	—	—
Average volatility of peer companies	66.0	72.3
Average correlation coefficient of peer companies	0.5295	0.5150

Stock appreciation rights

The following table provides the summarized stock appreciation rights activity for the thirty-nine weeks ended October 28, 2023:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Life (years)
Outstanding at January 28, 2023	190,589	$29.43
Exercised	(132,689)	25.95
Forfeited or expired	(23,700)	45.69
Outstanding at October 28, 2023	34,200	$31.65	$926	0.8
Stock appreciation rights exercisable at October 28, 2023	34,200	$31.65	$926	0.8

The following table provides additional information pertaining to stock appreciation rights exercised during the thirty-nine weeks ended October 28, 2023:

(in thousands)	October 28, 2023
Total grant date fair value of awards exercised	$1,292

No stock appreciation rights were exercised during the thirty-nine weeks ended October 29, 2022.

Abercrombie & Fitch Co.	17	2023 3Q Form 10-Q

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

As of October 28, 2023, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany transactions:

(in thousands)	Notional Amount (1)
Euro	$51,476
British pound	44,599
Canadian dollar	19,122
(1)    Amounts reported are the U.S. Dollar notional amounts outstanding as of October 28, 2023.

As of October 28, 2023, foreign currency exchange forward contracts that were entered into to hedge foreign-currency-denominated net monetary assets and liabilities were as follows:

(in thousands)	Notional Amount (1)
United Arab Emirates dirham	$22,058
(1)    Amounts reported are the U.S. Dollar notional amounts outstanding as of October 28, 2023.

The fair value of derivative instruments is determined using quoted market prices of the same or similar instruments, adjusted for counterparty risk. The following table provides the location and amounts of derivative fair values of foreign currency exchange forward contracts on the Condensed Consolidated Balance Sheets as of October 28, 2023 and January 28, 2023:

(in thousands)	Location	October 28, 2023	January 28, 2023	Location	October 28, 2023	January 28, 2023
Derivatives designated as cash flow hedging instruments	Other current assets	$5,114	$32	Accrued expenses	$—	$4,986
Derivatives not designated as hedging instruments	Other current assets	18	—	Accrued expenses	10	—
Total		$5,132	$32		$10	$4,986

The following table provides information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Gain recognized in AOCL (1)	$7,151	$2,723	$7,202	$10,447
(Loss) gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization (2)	(326)	3,909	$(2,940)	$11,718
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

Abercrombie & Fitch Co.	18	2023 3Q Form 10-Q

The following table provides additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Gain (loss) recognized in other operating loss (income), net	$2,193	$504	$(239)	$2,276

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables provide activity in AOCL for the thirteen and thirty-nine weeks ended October 28, 2023:

	Thirteen Weeks Ended October 28, 2023
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at July 29, 2023	$(136,178)	$(2,227)	$(138,405)
Other comprehensive (loss) income before reclassifications	(5,042)	7,151	2,109
Reclassified loss from AOCL (1)	—	326	326
Tax effect	—	(218)	(218)
Other comprehensive (loss) income after reclassifications	(5,042)	7,259	2,217
Ending balance at October 28, 2023	$(141,220)	$5,032	$(136,188)

	Thirty-Nine Weeks Ended October 28, 2023
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 28, 2023	$(132,653)	$(4,874)	$(137,527)
Other comprehensive (loss) income before reclassifications	(8,567)	7,202	(1,365)
Reclassified loss from AOCL (1)	—	2,940	2,940
Tax effect	—	(236)	(236)
Other comprehensive (loss) income after reclassifications	(8,567)	9,906	1,339
Ending balance at October 28, 2023	$(141,220)	$5,032	$(136,188)

(1)    Amount represents loss reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The following tables provide activity in AOCL for the thirteen and thirty-nine weeks ended October 29, 2022:

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

Abercrombie & Fitch Co.	19	2023 3Q Form 10-Q

14. SEGMENT REPORTING

The Company’s reportable segments are based on the financial information the chief operating decision maker (“CODM”) uses to allocate resources and assess performance of its business.

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

The following tables provide the Company’s segment information as of October 28, 2023 and January 28, 2023, and for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022:

	Net Sales
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Americas	$867,566	$713,860	$2,264,415	$1,949,066
EMEA	157,976	138,840	468,045	465,394
APAC	30,889	27,384	95,310	83,477
Segment total	$1,056,431	$880,084	$2,827,770	$2,497,937

	Operating Income (loss)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Americas	$257,440	$125,726	$590,948	$297,826
EMEA	20,795	3,455	49,170	30,107
APAC	(3,261)	(5,643)	(6,272)	(21,128)
Segment total	$274,974	$123,538	$633,846	$306,805
Operating (loss) income not attributed to Segments:
Stores and distribution expense	(3,202)	(1,254)	(8,205)	(5,972)
Marketing, general and administrative expense	(132,496)	(105,747)	(368,099)	(299,108)
Other operating (loss) income, net	(1,256)	1,006	4,328	3,901
Total operating income	$138,020	$17,543	$261,870	$5,626

Abercrombie & Fitch Co.	20	2023 3Q Form 10-Q

	Assets
(in thousands)	October 28, 2023	January 28, 2023
Inventories
Americas	$481,288	$404,040
EMEA	91,129	80,447
APAC	22,650	21,134
Total inventories	$595,067	$505,621
Assets not attributed to Segments	2,302,579	2,207,479
Total assets	$2,897,646	$2,713,100

Brand Information

The following table provides additional disaggregated revenue information, which is categorized by brand, for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Abercrombie	$547,728	$422,332	$1,446,483	$1,174,445
Hollister	508,703	457,752	1,381,287	1,323,492
Total	$1,056,431	$880,084	$2,827,770	$2,497,937

Abercrombie & Fitch Co.	21	2023 3Q Form 10-Q

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by the Company or, its management and spokespeople involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “should,” “are confident,” “will,” “could,” “outlook,” or the negative versions of these words or other comparable words, and similar expressions may identify forward-looking statements. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. Factors that could cause results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to, the risks described or referenced in Part I, Item 1A. “Risk Factors,” in the Company’s Fiscal 2022 Form 10-K and otherwise in our reports and filings with the SEC, as well as the following:
•risks related to changes in global economic and financial conditions, including inflation, and the resulting impact on consumer spending generally and on our operating results, financial condition, and expense management, and our ability to adequately mitigate the impact;
•risks related to geopolitical conflict, armed conflict, the conflicts between Russia and Ukraine or Israel and Hamas and the possible expansion of conflict in the surrounding areas, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience;
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
•risks related to reputational harm to the Company, its officers, and directors;
•risks related to actual or threatened litigation; and
•uncertainties related to future legislation, regulatory reform, policy changes, or interpretive guidance on existing legislation.

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

Abercrombie & Fitch Co.	22	2023 3Q Form 10-Q

INTRODUCTION

MD&A is provided as a supplement to the accompanying Condensed Consolidated Financial Statements and notes thereto to help provide an understanding of the Company’s results of operations, financial condition, and liquidity. MD&A is organized as follows:

•Overview. A general description of the Company’s business and certain segment information.
•Current Trends and Outlook. A discussion related to certain of the Company’s focus areas for the current fiscal year and discussion of certain risks and challenges, as well as a summary of the Company’s performance for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022.
•Results of Operations. An analysis of certain components of the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022.
•Liquidity and Capital Resources. A discussion of the Company’s financial condition, changes in financial condition and liquidity as of October 28, 2023, which includes (i) an analysis of financial condition as compared to January 28, 2023; (ii) an analysis of changes in cash flows for the thirty-nine weeks ended October 28, 2023, as compared to the thirty-nine weeks ended October 29, 2022; and (iii) an analysis of liquidity, including availability under the Company’s ABL Facility, the Company’s share repurchase program, and outstanding debt and covenant compliance.
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

Abercrombie & Fitch Co.	23	2023 3Q Form 10-Q

OVERVIEW

Business summary

The Company is a global, digitally-led omnichannel retailer. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids, which are sold primarily through its digital channels and Company-owned stores, as well as through various third-party arrangements.

During the second quarter of Fiscal 2023, to leverage the knowledge and experience of our regional teams to better drive brand growth, as indicated in our Always Forward Plan, the Company reorganized its structure and now manages its business on a geographic basis, consisting of three reportable segments: Americas; Europe, the Middle East and Africa (EMEA); and Asia-Pacific (APAC). Corporate functions and other income and expenses are evaluated on a consolidated basis and are not allocated to the Company’s segments, and therefore are included as a reconciling item between segment and total operating income (loss). There was no impact on consolidated net sales, operating income (loss) or net income (loss) as a result of these changes. All prior periods presented are recast to conform to the new segment presentation.

The Company’s brands include Abercrombie brands, which includes Abercrombie & Fitch and abercrombie kids, and Hollister brands, which includes Hollister, Gilly Hicks, and Social Tourist. These brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style.

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

The following focus areas for Fiscal 2023 serve as a framework for the Company achieving sustainable growth and progressing toward the Always Forward Plan:
•Execute focused brand growth plans for Abercrombie brands and Hollister brands by:
•Using our playbooks globally to align the brands’ products, voices, and experiences with customers, both digitally and in-store
•Accelerate an enterprise-wide digital revolution
•Progress on current phase of our modernization efforts around key data platforms;
•Continue to progress on our multi-year enterprise resource planning (“ERP”) transformation and cloud migration journey; and
•Improve our digital and app experience across key parts of the customer journey

Abercrombie & Fitch Co.	24	2023 3Q Form 10-Q

•Operate with financial discipline
•Maintain appropriately lean inventory levels that put Abercrombie and Hollister in a position to chase inventory throughout the year; and
•Properly balance investments, inflation and efficiency efforts to improve profitability

Current macroeconomic conditions and impact of inflation

Macroeconomic conditions, including inflation, higher interest rates, foreign exchange rate fluctuations, and declines in consumer discretionary spending continue to negatively impact our business. In periods of perceived or actual unfavorable economic conditions, consumers may reallocate available discretionary spending, which may adversely impact demand for our products.

Supply chain disruptions

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
Global Store Network Optimization

The Company has a goal of finding the right size, right location and right economics for omni-enabled stores that cater to local customers. The Company continues to use data to inform its focus on aligning store square footage with digital penetration, and during the year-to-date period of Fiscal 2023, the Company opened 24 new stores, while closing 21 stores. As part of this focus, the Company expects store count to remain steady with approximately 35 new stores, while closing approximately 35 stores, during Fiscal 2023, pending negotiations with our landlord partners.

Future closures could be completed through natural lease expirations, while certain other leases include early termination options that can be exercised under specific conditions. The Company may also elect to exit or modify other leases, and could incur charges related to these actions.

Impact of global events and uncertainty

As we are a global multi-brand omnichannel specialty retailer, with operations in the Americas, EMEA, and APAC, among other regions, management is mindful of macroeconomic risks, global challenges and the changing global geopolitical environment, including the ongoing conflicts between Russia and Ukraine, the conflict between Israel and Hamas and the possible expansion of conflict in the surrounding areas that could adversely impact certain areas of the business. As a result, management continues to monitor global events. The Company continues to assess the potential impacts these events and similar events may have on the business in future periods and continues to develop and update contingency plans to assist in mitigating potential impacts. It is possible that the Company’s preparations for such events are not adequate to mitigate their impact, and that these events could further adversely affect its business and results of operations.

For a discussion of material risks that have the potential to cause our actual results to differ materially from our expectations, refer to Part I, “Item 1A. Risk Factors” on the Fiscal 2022 Form 10-K.

Abercrombie & Fitch Co.	25	2023 3Q Form 10-Q

Summary of results
A summary of results for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022 was as follows:

	GAAP		Non-GAAP (1)
(in thousands, except change in net sales, comparable sales, gross profit rate, operating income margin and per share amounts)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Thirteen Weeks Ended
Net sales	$1,056,431	$880,084
Change in net sales	20.0%	(2.8)%
Comparable sales (2)			16%	—%
Gross profit rate	64.9%	59.2%
Operating income	$138,020	$17,543	$138,020	$21,287
Operating income margin	13.1%	2.0%	13.1%	2.4%
Net income (loss) attributable to A&F	$96,211	$(2,214)	$96,211	$554
Net income (loss) per share attributable to A&F	1.83	(0.04)	1.83	0.01

Thirty-Nine Weeks Ended
Net sales	$2,827,770	$2,497,937
Change in net sales	13.2%	(2.1)%
Comparable sales (2)			11%	—%
Gross profit rate	62.9	57.5
Operating income	$261,870	$5,626	$266,306	$14,962
Operating income margin	9.3%	0.2%	9.4%	0.6%
Net income (loss) attributable to A&F.	$169,676	$(35,517)	$172,905	$(28,686)
Net income (loss) per share attributable to A&F	3.25	(0.70)	3.32	(0.57)

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

Certain components of the Company’s Condensed Consolidated Balance Sheets as of October 28, 2023 and January 28, 2023 were as follows:

(in thousands)	October 28, 2023	January 28, 2023
Cash and equivalents	$649,489	$517,602
Gross long-term borrowings outstanding, carrying amount	249,730	299,730
Inventories	595,067	505,621

Certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods ended October 28, 2023 and October 29, 2022 were as follows:

(in thousands)	October 28, 2023	October 29, 2022
Net cash provided by (used for) operating activities	$350,142	$(301,194)
Net cash used for investing activities	(127,986)	(96,391)
Net cash used for financing activities	(87,106)	(154,906)

Abercrombie & Fitch Co.	26	2023 3Q Form 10-Q

RESULTS OF OPERATIONS

The estimated basis point (“BPS”) change disclosed throughout this Results of Operations section has been rounded based on the change in the percentage of net sales.

Net sales

Net sales by segment are presented by attributing revenues on the basis of the segment that fulfills the order. The Company’s net sales by reportable segment for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022 were as follows:

	Thirteen Weeks Ended
(in thousands, except ratios)	October 28, 2023	October 29, 2022	$ Change	% Change	Comparable Sales (1)
By segment:
Americas	$867,566	$713,860	$153,706	22%	16%
EMEA	157,976	138,840	19,136	14	15
APAC	30,889	27,384	3,505	13	32
Total	$1,056,431	$880,084	$176,347	20	16

	Thirty-Nine Weeks Ended
(in thousands, except ratios)	October 28, 2023	October 29, 2022	$ Change	% Change	Comparable Sales (1)
Americas	$2,264,415	$1,949,066	$315,349	16%	12%
EMEA	468,045	465,394	2,651	1	6
APAC	95,310	83,477	11,833	14	28
Total	$2,827,770	$2,497,937	$329,833	13	11
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

For the third quarter of Fiscal 2023, net sales increased 20%, as compared to the third quarter of Fiscal 2022, primarily due to an increase in units sold and AUR. The year-over-year increase in net sales reflects a positive comparable sales of 16%, as compared to the third quarter of Fiscal 2022, with growth in the Americas, EMEA and APAC segments.

For the year-to-date period of Fiscal 2023, net sales increased 13%, as compared to the year-to-date period of Fiscal 2022, primarily due to an increase in AUR. The year-over-year increase in net sales reflects positive comparable sales of 11%, as compared to the year-to-date period of Fiscal 2022, with comparable sales growth in the Americas, EMEA and APAC segments.

The Company’s net sales by brand for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022 were as follows:

	Thirteen Weeks Ended
(in thousands, except ratios)	October 28, 2023	October 29, 2022	$ Change	% Change	Comparable Sales (1)
Abercrombie (2)	$547,728	$422,332	$125,396	30%	26%
Hollister (3)	508,703	457,752	50,951	11	7
Total	$1,056,431	$880,084	$176,347	20	16

	Thirty-Nine Weeks Ended
(in thousands, except ratios)	October 28, 2023	October 29, 2022	$ Change	% Change	Comparable Sales (1)
Abercrombie (2)	$1,446,483	$1,174,445	$272,038	23%	21%
Hollister (3)	1,381,287	1,323,492	57,795	4	2
Total	$2,827,770	$2,497,937	$329,833	13	11
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.
(2)Includes Abercrombie & Fitch and abercrombie kids.
(3)Includes Hollister, Gilly Hicks, and Social Tourist.

Abercrombie & Fitch Co.	27	2023 3Q Form 10-Q

Cost of sales, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	October 28, 2023		October 29, 2022
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$370,762	35.1%	$359,268	40.8%	(570)

	Thirty-Nine Weeks Ended
	October 28, 2023		October 29, 2022
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$1,047,927	37.1%	$1,061,684	42.5%	(540)

For the third quarter of Fiscal 2023, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 570 basis points, as compared to the third quarter of Fiscal 2022. The year-over-year decrease was primarily driven by a benefit of 250 basis points from year-over-year AUR growth, approximately 200 basis points from lower freight costs, and approximately 200 basis points in lower levels of inventory write downs compared to last year, partially offset by 80 basis points from higher raw material costs.

For the year-to-date period of Fiscal 2023, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 540 basis points, as compared to the year-to-date period of Fiscal 2022. The year-over-year decrease was primarily attributable to a benefit from lower freight costs of approximately 420 basis points and approximately 360 basis points from year-over-year AUR growth. These benefits were partially offset by approximately 120 basis points from higher raw material costs.

Gross profit, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	October 28, 2023		October 29, 2022
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Gross profit, exclusive of depreciation and amortization	$685,669	64.9%	$520,816	59.2%	570

	Thirty-Nine Weeks Ended
	October 28, 2023		October 29, 2022
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Gross profit, exclusive of depreciation and amortization	$1,779,843	62.9%	$1,436,253	57.5%	540

Stores and distribution expense

	Thirteen Weeks Ended
	October 28, 2023		October 29, 2022
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Stores and distribution expense	$383,883	36.3%	$367,333	41.7%	(540)

	Thirty-Nine Weeks Ended
	October 28, 2023		October 29, 2022
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Stores and distribution expense	$1,068,226	37.8%	$1,045,667	41.9%	(410)

For the third quarter of Fiscal 2023, stores and distribution expense, as a percentage of net sales decreased, as compared to the third quarter of Fiscal 2022. The decrease was primarily driven by expense leverage as a result of net sales growth, slightly offset with increases in store occupancy and fulfillment costs as compared to the third quarter of 2022.

For the year-to-date period of Fiscal 2023, stores and distribution expense, as a percentage of net sales decreased, as compared to the year-to-date period of Fiscal 2022. The decrease was primarily driven by expense leverage as a result of net sales growth, slightly offset by an increase in store occupancy expense compared to the year-to-date period of Fiscal 2022.

Abercrombie & Fitch Co.	28	2023 3Q Form 10-Q

Marketing, general and administrative expense

	Thirteen Weeks Ended
	October 28, 2023		October 29, 2022
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Marketing, general and administrative expense	$162,510	15.4%	$133,201	15.1%	30

	Thirty-Nine Weeks Ended
	October 28, 2023		October 29, 2022
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Marketing, general and administrative expense	$449,643	15.9%	$379,518	15.2%	70

For the third quarter of Fiscal 2023, marketing, general and administrative expense, as a percentage of net sales, increased 30 basis points, as compared to the third quarter of Fiscal 2022, primarily driven by an increase in marketing and technology expenses and incentive-based compensation.

For the year-to-date period of Fiscal 2023, marketing, general and administration expense, as a percentage of net sales, increased 70 basis points as compared to the year-to-date period of Fiscal 2022, primarily due to an increase in technology expenses and incentive-based compensation.

Asset impairment

	Thirteen Weeks Ended
	October 28, 2023		October 29, 2022
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Asset impairment	$—	—%	$3,744	0.4%	(40)
Excluded items:
Asset impairment charges (1)	—	—	(3,744)	(0.4)	40
Adjusted non-GAAP asset impairment (1)	$—	—	$—	—	—

	Thirty-Nine Weeks Ended
	October 28, 2023		October 29, 2022
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Asset impairment	$4,436	0.2%	$9,336	0.4%	(20)
Excluded items:
Asset impairment charges (1)	(4,436)	(0.2)	(9,336)	(0.4)	20
Adjusted non-GAAP asset impairment (1)	$—	—	$—	—	—
(1)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Refer to Note 8, “ASSET IMPAIRMENT.”

Other operating (loss) income, net

	Thirteen Weeks Ended
	October 28, 2023		October 29, 2022
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Other operating (loss) income, net	$(1,256)	(0.1)%	$1,005	0.1%	(20)

	Thirty-Nine Weeks Ended
	October 28, 2023		October 29, 2022
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Other operating income, net	$4,332	0.2%	$3,894	0.2%	—

Abercrombie & Fitch Co.	29	2023 3Q Form 10-Q

Operating income

	Thirteen Weeks Ended
	October 28, 2023		October 29, 2022
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Operating income	$138,020	13.1%	$17,543	2.0%	1,110
Excluded items:
Asset impairment charges (1)	—	—	3,744	0.4	(40)
Adjusted non-GAAP operating income ⁽¹⁾	$138,020	13.1	$21,287	2.4	1,070

	Thirty-Nine Weeks Ended
	October 28, 2023		October 29, 2022
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Operating income	$261,870	9.3%	$5,626	0.2%	910
Excluded items:
Asset impairment charges (1)	4,436	0.2	9,336	0.4	(20)
Adjusted non-GAAP operating income	$266,306	9.4	$14,962	0.6	880
(1)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Interest expense, net

	Thirteen Weeks Ended
	October 28, 2023		October 29, 2022
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Interest expense	$8,568	0.8%	$7,586	0.9%	(10)
Interest income	(7,897)	(0.7)	(291)	(0.1)	(60)
Interest expense, net	$671	0.1	$7,295	0.8	(70)

	Thirty-Nine Weeks Ended
	October 28, 2023		October 29, 2022
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Interest expense	$23,661	0.8%	$23,055	0.9%	(10)
Interest income	(18,450)	(0.6)	(1,536)	0.0	(60)
Interest expense, net	$5,211	0.2	$21,519	0.9	(70)

For the third quarter of Fiscal 2023, interest expense, net decreased $6.6 million, as compared to the third quarter of Fiscal 2022, as a result of lower borrowings in the current quarter due to the purchase of Senior Secured Notes as well as higher interest income due to the increase in balance and rates received on deposits and money market accounts.

For the year-to-date period of Fiscal 2023, interest expense, net decreased $16.3 million, as compared to the year-to-date period of Fiscal 2022, as a result of lower borrowings in the current quarter due to the purchase of Senior Secured Notes as well as higher interest income due to the increase in balance and rates received on deposits and money market accounts.

Abercrombie & Fitch Co.	30	2023 3Q Form 10-Q

Income tax expense

	Thirteen Weeks Ended
	October 28, 2023		October 29, 2022
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$39,617	28.8%	$10,966	107.0%
Excluded items:
Tax effect of pre-tax excluded items (1)	—		976
Adjusted non-GAAP income tax expense ⁽¹⁾	$39,617	28.8	$11,942	85.3

	Thirty-Nine Weeks Ended
	October 28, 2023		October 29, 2022
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$82,349	32.1%	$14,413	(90.7)%
Excluded items:
Tax effect of pre-tax excluded items (1)	1,207		2,505
Adjusted non-GAAP income tax expense	$83,556	32.0	$16,918	(258.0)
(1)    The tax effect of pre-tax excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis. Refer to “Operating income” and “NON-GAAP FINANCIAL MEASURES” for details of pre-tax excluded items.

Compared with Fiscal 2022, the change in the effective tax rates during the third quarter and year-to-date period of Fiscal 2023 is due to higher levels of income offsetting tax losses incurred outside of the U.S., for which no benefit is recognized.

Refer to Note 9, “INCOME TAXES.”

Net income (loss) attributable to A&F

	Thirteen Weeks Ended
	October 28, 2023		October 29, 2022
(in thousands)		% of Net sales		% of Net sales	BPS Change
Net income (loss) attributable to A&F	$96,211	9.1%	$(2,214)	(0.3)%	940
Excluded items, net of tax (1)	—	—	2,768	0.4	(40)
Adjusted non-GAAP net income attributable to A&F (2)	$96,211	9.1	$554	0.1	900

	Thirty-Nine Weeks Ended
	October 28, 2023		October 29, 2022
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Net income (loss) attributable to A&F.	$169,676	6.0%	$(35,517)	(1.4)%	740
Excluded items, net of tax (1)	3,229	0.1	6,831	0.3	(20)
Adjusted non-GAAP net income (loss) attributable to A&F (2)	$172,905	6.1	$(28,686)	(1.1)	720
(1)    Excluded items presented above under “Operating income,” and “Income tax expense”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Abercrombie & Fitch Co.	31	2023 3Q Form 10-Q

Net income (loss) per share attributable to A&F

	Thirteen Weeks Ended
	October 28, 2023	October 29, 2022	$ Change
Net income (loss) per diluted share attributable to A&F	$1.83	$(0.04)	$1.87
Excluded items, net of tax (1)	—	0.05	(0.05)
Adjusted non-GAAP net income per diluted share attributable to A&F	1.83	0.01	1.82
Impact from changes in foreign currency exchange rates	—	(0.06)	0.06
Adjusted non-GAAP net income per diluted share attributable to A&F on a constant currency basis (2)	1.83	(0.05)	1.88

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	$ Change
Net income (loss) per diluted share attributable to A&F	$3.25	$(0.70)	$3.95
Excluded items, net of tax (1)	0.06	0.13	(0.07)
Adjusted non-GAAP net income (loss) per diluted share attributable to A&F	3.32	(0.57)	3.89
Impact from changes in foreign currency exchange rates	—	(0.20)	0.20
Adjusted non-GAAP net income (loss) per diluted share attributable to A&F on a constant currency basis (2)	3.32	(0.77)	4.09
(1)    Excluded items presented above under “Operating income,” and “Income tax expense.”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Abercrombie & Fitch Co.	32	2023 3Q Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company’s capital allocation strategy and priorities are reviewed by A&F’s Board of Directors quarterly considering both liquidity and valuation factors. The Company believes that it will have adequate liquidity to fund operating activities for the next 12 months. The Company monitors financing market conditions and may in the future determine whether and when to amend, modify, repurchase, or restructure its ABL Facility and/or the Senior Secured Notes or repurchase shares of its Common Stock. For a discussion of the Company’s share repurchase activity and suspended dividend program, please see below under “Share repurchases and dividends.”

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

The Company evaluates opportunities for investments in the business that are in line with initiatives that position the business for sustainable long-term growth that align with its strategic pillars as described within Part I, “Item 1. Business - STRATEGY AND KEY BUSINESS PRIORITIES” included on the Fiscal 2022 Form 10-K, including being opportunistic regarding growth opportunities. Examples of potential investment opportunities include, but are not limited to, new store experiences, and investments in the Company’s digital and omnichannel initiatives. Historically, the Company has utilized free cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as digital and omnichannel investments, information technology, and other projects. For the year-to-date period ended October 28, 2023, the Company used $128.6 million towards capital expenditures. Total capital expenditures for Fiscal 2023 are expected to be approximately $160 million.

The Company measures liquidity using total cash and cash equivalents and incremental borrowing available under the ABL Facility. As of October 28, 2023, the Company had cash and cash equivalents of $649.5 million and total liquidity of approximately $1.0 billion, compared with cash and cash equivalents of $517.6 million and total liquidity of approximately $865.7 million at the beginning of Fiscal 2023. This allows the Company to evaluate potential opportunities to strategically deploy excess cash and/or deleverage the balance sheet, depending on various factors, such as market and business conditions, including the Company’s ability to accelerate investments in the business. Such opportunities include, but are not limited to, returning cash to shareholders through purchasing outstanding Senior Secured Notes or share repurchases.

Share repurchases and dividends

In November 2021, A&F’s Board of Directors approved a $500 million share repurchase authorization, replacing the prior 2021 share repurchase authorization of 10.0 million shares, which had approximately 3.9 million shares remaining available. During the year-to-date period ended October 28, 2023, the Company did not repurchase any shares of its common stock pursuant to this share repurchase authorization. The Company has $232 million in share repurchase authorization remaining under the authorization approved in November 2021.

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

Abercrombie & Fitch Co.	33	2023 3Q Form 10-Q

assurance that the Company will declare and pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

Credit facility and Senior Secured Notes

As of October 28, 2023, the Company had $249.7 million of gross borrowings outstanding under the Senior Secured Notes. During the thirteen weeks ended October 28, 2023, A&F Management purchased $50.0 million of outstanding Senior Secured Notes in the open market and incurred a $1.3 million loss on extinguishment of debt, comprised of a premium of $0.9 million and the write-off of unamortized fees of $0.4 million, recognized in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

In addition, the Amended and Restated Credit Agreement, as amended by the First Amendment (as defined below), provides for the ABL Facility, which is a senior secured asset-based revolving credit facility of up to $400 million. As of October 28, 2023, the Company did not have any borrowings outstanding under the ABL Facility. The ABL Facility matures on April 29, 2026.

Details regarding the remaining borrowing capacity under the ABL Facility as of October 28, 2023 are as follows:

(in thousands)	October 28, 2023
Loan cap	$400,000
Less: Outstanding stand-by letters of credit	(422)
Borrowing capacity	399,578
Less: Minimum excess availability (1)	(40,000)
Borrowing capacity available	$359,578
(1)    The Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility.

Refer to Note 10, “BORROWINGS.”

Income taxes

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S. without incurring additional federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019 are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds could be repatriated without incurring additional tax expense. As of October 28, 2023, $213.1 million of the Company’s $649.5 million of cash and equivalents were held by foreign affiliates.

Refer to Note 9, “INCOME TAXES.”

Analysis of cash flows

The table below provides certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 28, 2023 and October 29, 2022:

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
(in thousands)
Cash and equivalents, and restricted cash and equivalents, beginning of period	$527,569	$834,368
Net cash provided by (used for) operating activities	350,142	(301,194)
Net cash used for investing activities	(127,986)	(96,391)
Net cash used for financing activities	(87,106)	(154,906)
Effect of foreign currency exchange rates on cash	(4,491)	(14,871)
Net increase (decrease) in cash and equivalents, and restricted cash and equivalents	130,559	(567,362)
Cash and equivalents, and restricted cash and equivalents, end of period	$658,128	$267,006

Operating activities - During the year-to-date period ended October 28, 2023, net cash provided by operating activities included increased cash receipts as a result of the 13% year-over-year increase in net sales as well as increased payments to vendors in the fourth quarter of Fiscal 2022 which resulted in lower cash payments in the first quarter of Fiscal 2023.

Abercrombie & Fitch Co.	34	2023 3Q Form 10-Q

Investing activities - During the year-to-date period ended October 28, 2023, net cash used for investing activities was primarily used for capital expenditures of $128.6 million. Net cash used for investing activities for the year-to-date period ended October 29, 2022 was primarily used for capital expenditures of $120.3 million, partially offset by the proceeds from the withdrawal of $12.0 million of excess funds by Rabbi Trust assets and the sale of property and equipment of $11.9 million.

Financing activities - During the year-to-date period ended October 28, 2023, net cash used for financing activities included the purchase of $50.0 million of outstanding Senior Secured Notes at a premium of $0.9 million as well as amounts related to shares of Common Stock withheld (repurchased) to cover tax withholdings upon vesting of share-based compensation awards. During the year-to-date period ended October 29, 2022, net cash used for financing activities included the repurchase of approximately 4.8 million shares of Common Stock with a market value of approximately $125.8 million as well as amounts related to shares of Common Stock withheld (repurchased) to cover tax withholdings upon vesting of share-based compensation awards.

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

Abercrombie & Fitch Co.	35	2023 3Q Form 10-Q

Excluded items

The following financial measures are disclosed on a GAAP and on an adjusted non-GAAP basis excluding the following items, as applicable:

Financial measures (1)	Excluded items
Operating income	Asset impairment charges
Income tax expense (2)	Tax effect of pre-tax excluded items
Net income (loss) and net income (loss) per share attributable to A&F (2)	Pre-tax excluded items and the tax effect of pre-tax excluded items
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

Reconciliations of non-GAAP financial metrics on a constant currency basis to financial measures calculated and presented in accordance with GAAP for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022 were as follows:

(in thousands, except change in net sales, gross profit rate, operating margin and per share data)	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
Net sales	October 28, 2023	October 29, 2022	% Change	October 28, 2023	October 29, 2022	% Change
GAAP	$1,056,431	$880,084	20%	$2,827,770	$2,497,937	13%
Impact from changes in foreign currency exchange rates	—	6,937	(1)	—	1,213	—
Non-GAAP on a constant currency basis	$1,056,431	$887,021	19	$2,827,770	$2,499,150	13
Gross profit, exclusive of depreciation and amortization expense	October 28, 2023	October 29, 2022	BPS Change (1)	October 28, 2023	October 29, 2022	BPS Change (1)
GAAP	$685,669	$520,816	570	$1,779,843	$1,436,253	540
Impact from changes in foreign currency exchange rates	—	2,906	20	—	(12,671)	50
Non-GAAP on a constant currency basis	$685,669	$523,722	590	$1,779,843	$1,423,582	590
Operating income	October 28, 2023	October 29, 2022	BPS Change (1)	October 28, 2023	October 29, 2022	BPS Change (1)
GAAP	$138,020	$17,543	1,110	$261,870	$5,626	910
Excluded items (2)	—	(3,744)	40	(4,436)	(9,336)	30
Adjusted non-GAAP	$138,020	$21,287	1,070	$266,306	$14,962	880
Impact from changes in foreign currency exchange rates	—	(4,230)	50	—	(13,841)	60
Adjusted non-GAAP on a constant currency basis	$138,020	$17,057	1,120	$266,306	$1,121	940
Net income (loss) per share attributable to A&F	October 28, 2023	October 29, 2022	$ Change	October 28, 2023	October 29, 2022	$ Change
GAAP	$1.83	$(0.04)	$1.87	$3.25	$(0.70)	$3.95
Excluded items, net of tax (2)	—	(0.05)	0.05	(0.06)	(0.13)	0.07
Adjusted non-GAAP	$1.83	$0.01	$1.82	$3.32	$(0.57)	$3.89
Impact from changes in foreign currency exchange rates	—	(0.06)	0.06	—	(0.20)	0.20
Adjusted non-GAAP on a constant currency basis	$1.83	$(0.05)	$1.88	$3.32	$(0.77)	$4.09

(1)    The estimated basis point change has been rounded based on the change in the percentage of net sales.
(2)    Excluded items for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022 consisted of pre-tax store asset impairment charges, and pre-tax store asset and other asset impairment charges, respectively and the tax effect of pre-tax excluded items.

Abercrombie & Fitch Co.	36	2023 3Q Form 10-Q

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
The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II, and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies, which are recorded at cash surrender value. The change in cash surrender value resulted in realized gains of $0.3 million for each of the thirteen weeks ended October 28, 2023 and October 29, 2022, respectively. For the thirty-nine weeks ended October 28, 2023 and October 29, 2022, the change in cash surrender value and benefits paid pursuant to the trust-owned life insurance policies held in the Rabbi Trust resulted in realized gains of $1.6 million and $1.1 million respectively. The realized gains were recorded in interest expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Rabbi Trust assets were included in other assets on the Condensed Consolidated Balance Sheets as of October 28, 2023 and January 28, 2023 and are restricted in their use as noted above.

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

Abercrombie & Fitch Co.	37	2023 3Q Form 10-Q

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. As of October 28, 2023, the Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. Dollar against the exchange rates for foreign currencies under contract. Such a hypothetical devaluation would decrease derivative contract fair values by approximately $10.2 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair values would be expected to be largely offset by the net change in fair values of the underlying hedged items. Refer to Note 12, “DERIVATIVE INSTRUMENTS,” for the fair value of any outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of October 28, 2023 and January 28, 2023.

Abercrombie & Fitch Co.	38	2023 3Q Form 10-Q

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Executive Vice President, Chief Financial Officer and Chief Operating Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended October 28, 2023. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Executive Vice President, Chief Financial Officer and Chief Operating Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of October 28, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 28, 2023 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

Abercrombie & Fitch Co.	39	2023 3Q Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its affiliates are defendants in lawsuits and other adversary proceedings that may range from individual actions involving a single plaintiff to class action lawsuits. The Company’s legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes estimated liabilities for the outcome of litigation where losses are deemed probable and the amount of loss, or range of loss, is reasonably estimable. The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible, and it is able to determine such estimates. The Company’s accrued charges for certain legal contingencies are classified within accrued expenses on the Condensed Consolidated Balance Sheets included in “Item 1. Financial Statements (Unaudited),” of Part I of this Quarterly Report on Form 10-Q. Based on currently available information, the Company cannot estimate a range of reasonably possible losses in excess of the accrued charges for legal contingencies. In addition, the Company has not established accruals for certain claims and legal proceedings pending against the Company where it is not possible to reasonably estimate the outcome or potential liability, and the Company cannot estimate a range of reasonably possible losses for these legal matters. Actual liabilities may differ from the amounts recorded, due to uncertainties regarding final settlement agreement negotiations and the terms of any approval by the courts, and there can be no assurance that the final resolution of legal matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts.

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

Item 1A. Risk Factors

The Company’s risk factors as of October 28, 2023 have not changed materially from those disclosed in Part I, “Item 1A. Risk Factors” of the Fiscal 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the third quarter of Fiscal 2023 that were not registered under the Securities Act of 1933, as amended.

The following table provides information regarding the purchase of shares of Common Stock made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during each fiscal month of the thirteen weeks ended October 28, 2023:

Period (fiscal month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
July 30, 2023 through August 26, 2023	6,240	$43.13	—	$232,184,768
August 27, 2023 through September 30, 2023	167,153	49.58	—	232,184,768
October 1, 2023 through October 28, 2023	986	62.93	—	232,184,768
Total	174,379	49.43	—	232,184,768
(1)An aggregate of 174,379 shares of Common Stock purchased during the thirteen weeks ended October 28, 2023 were withheld for tax payments due upon the vesting of employee restricted stock units and the exercise of employee stock appreciation rights.
(2)On November 23, 2021, the Company announced that A&F’s Board of Directors approved a new $500 million share repurchase authorization, replacing the prior 2021 share repurchase authorization of 10.0 million shares, which had approximately 3.9 million shares remaining available for repurchase.
(3)The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under A&F’s publicly announced share repurchase authorization described in footnote 2 above. The shares may be purchased, from time to time depending on business and market conditions.

Abercrombie & Fitch Co.	40	2023 3Q Form 10-Q

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the thirteen weeks ended October 28, 2023, no director or officer of the Company adopted a new “Rule 10b5-1 trading arrangement ” or “non-Rule 10b5-1 trading arrangement,” and no director or officer of the Company modified or terminated an existing “Rule 10b5-1 trading arrangement ” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act, other than as follows:

•On August 24, 2023, Scott D. Lipesky, our Executive Vice President, Chief Financial Officer and Chief Operating Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Lipesky's plan is for the sale of up to 50,000 shares of our common stock in amounts and prices determined in accordance with plan terms and terminates on the earlier of the date all the shares under the plan are sold or March 08, 2024.

•On August 25, 2023, Kristin Scott, our President, Global Brands and Managing Director, Americas , adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Scott's plan is for the sale of up to 80,000 shares of our common stock in amounts and prices determined in accordance with plan terms and terminates on the earlier of the date all the shares under the plan are sold or May 29, 2024.

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

3.2
Amended and Restated Bylaws of Abercrombie & Fitch Co. reflecting amendments through the date of this Quarterly Report on Form 10-Q, incorporated herein by reference to Exhibit 3.1 to A&F’s Current Report on Form 8-K dated and filed November 22, 2022 (File No. 001-12107) [This document represents the Amended and Restated Bylaws of Abercrombie & Fitch Co. in compiled form incorporating all amendments.]

10.1	First Amendment to the Amended and Restated Abercrombie & Fitch Co Short-Term Cash Incentive Compensation Performance Plan, dated as of August 16, 2023*
10.2	First Amendment to the Abercrombie & Fitch Co. Long-Term Cash Incentive Compensation Performance Plan, dated as of August 16, 2023*
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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).*

*     Filed herewith.
**    Furnished herewith.

Abercrombie & Fitch Co.	41	2023 3Q Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abercrombie & Fitch Co.

Date: December 4, 2023	By:	/s/ Scott D. Lipesky
Scott D. Lipesky
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)

Abercrombie & Fitch Co.	42	2023 3Q Form 10-Q