Form 10-K
period 2024-02-03
ABERCROMBIE & FITCH CO /DE/
filed 2024-04-01
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒    No
Aggregate market value of the registrant’s Class A Common Stock (the only outstanding common equity of the registrant) held by non-affiliates of the registrant (for this purpose, executive officers and directors of the registrant are considered affiliates) as of July 29, 2023: $1,942,935,806. Number of shares outstanding of the registrant’s common stock as of April 1, 2024: 51,027,429 shares of Class A Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant expects to file such definitive proxy statement with the Securities and Exchange Commission within 120 days of its fiscal year ended February 3, 2024.

Abercrombie & Fitch Co.	2	2023 Form 10-K

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
•risks related to geopolitical conflict, armed conflict, the conflicts between Russia and Ukraine or Israel and Hamas and the expansion of conflict in the surrounding areas, including the impact of such conflicts on international trade, supplier delivery or increased freight costs, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience;
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
•risks related to fluctuations in our tax obligations and effective tax rate, including as a result of earnings and losses generated from our global operations;
•risks related to our ability to execute on, and maintain the success of, our strategic and growth initiatives, including those outlined in our Always Forward Plan;
•risks related to global operations, including changes in the economic or political conditions where we sell or source our products or changes in import tariffs or trade restrictions;
•risks and uncertainty related to adverse public health developments;
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

Abercrombie & Fitch Co.	3	2023 Form 10-K

PART I

Item 1.    Business

GENERAL

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as the “Company”), is a global, digitally-led omnichannel retailer. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids, which are sold primarily through its Company-owned stores and digital channels, as well as through various third-party arrangements.

During the second quarter of Fiscal 2023, to leverage the knowledge and experience of our regional teams to drive brand growth, the Company reorganized its structure and now primarily manages its business on a geographic basis, consisting of three reportable segments: Americas; Europe, the Middle East and Africa (EMEA); and Asia-Pacific (APAC). Corporate functions and other income and expenses are evaluated on a consolidated basis and are not allocated to the Company’s segments, and therefore are included as a reconciling item between segment and total operating income (loss). There was no impact on consolidated net sales, operating income (loss) or net income (loss) as a result of these changes. All prior periods presented are recast to conform to the new segment presentation.

The Company’s brands include Abercrombie brands, which includes Abercrombie & Fitch and abercrombie kids, and Hollister brands, which includes Hollister and Gilly Hicks. These brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style.

The Company’s fiscal year ends on the Saturday closest to January 31. This typically results in a fifty-two-week year, but occasionally gives rise to an additional week, resulting in a fifty-three-week year, as is the case in Fiscal 2023. Fiscal years are designated in the Consolidated Financial Statements and Notes thereto, as well as the remainder of this Annual Report on Form 10-K, by the calendar year in which the fiscal year commenced. All references herein to the Company’s fiscal years are as follows:

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

Abercrombie & Fitch Co.	4	2023 Form 10-K

SEGMENT AND BRAND INFORMATION

The Company determines its segments after taking into consideration a variety of factors, including its organizational structure and the basis that it uses to allocate resources and assess performance. The Company manages its business on a geographic basis, consisting of three reportable segments: Americas; Europe, the Middle East and Africa (EMEA); and Asia-Pacific (APAC).
The Company’s segments are as follows:

Region	Description
Americas	The Americas segment includes operations in North America and South America
EMEA	The EMEA segment includes operations in Europe, the Middle East and Africa
APAC	The APAC segment includes operations in the Asia-Pacific region, including Asia and Oceania.

The Company’s brands include Abercrombie brands, which includes Abercrombie & Fitch and abercrombie kids and Hollister brands, which includes Hollister and Gilly Hicks.

Brand	Description
Abercrombie brands
Abercrombie & Fitch believes that every day should feel as exceptional as the start of the long weekend. Since 1892, the brand has been a specialty retailer of quality apparel, outerwear and fragrance - designed to inspire our global customers to feel confident, be comfortable and face their Fierce.

abercrombie kids is a global specialty retailer of quality, comfortable, made-to-play favorites. abercrombie kids sees the world through kids’ eyes and believe kids should feel exceptional every single day.

Hollister brands
The quintessential apparel brand of the global teen consumer, Hollister Co. creates clothes made for capturing moments, creating memories and being unapologetically you.

At Gilly Hicks, we believe in energizing our minds, moods and bodies through movement every day. That's why we offer active lifestyle products to help customers create happiness through movement.

Additional information concerning the Company’s segment and geographic information is contained in Note 17, “SEGMENT REPORTING” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

Abercrombie & Fitch Co.	5	2023 Form 10-K

STRATEGY AND KEY BUSINESS PRIORITIES

The Company remains committed to, and confident in, its vision of being a global, digitally-led, omnichannel apparel retailer and continues to evaluate opportunities and initiatives that support this vision as outlined in its 2025 Always Forward Plan, which was announced during the second quarter of Fiscal 2022. While we have successfully executed certain goals in our 2025 Always Forward Plan, we plan to continue to focus on achieving sustainable performance results and on achieving other strategic goals outlined in the 2025 Always Forward Plan.

2025 Always Forward Plan

In June of Fiscal 2022, we announced our 2025 Always Forward Plan, which outlines our long-term strategy and goals, including growing shareholder value. The 2025 Always Forward Plan is anchored on our strategic growth principles, which are to:
•Execute focused growth plans;
•Accelerate an enterprise-wide digital revolution; and
•Operate with financial discipline

The 2025 Always Forward Plan growth principles serve as a framework for the Company achieving sustainable and profitable growth and profitability in Fiscal 2024. Below are some additional details specific to Fiscal 2024 objectives within the 2025 Always Forward Plan:

Execute focused growth plans by:
•driving sales growth across regions and brands primarily through marketing and store investment.
•using our playbooks globally to align the brands’ products, voices, and experiences with customers, both digitally and in-store; and
•using testing and chase strategies to deliver compelling assortments and product collections across genders.

Accelerate an enterprise-wide digital revolution to improve the customer and associate experience by:
•continuing to progress on our multi-year enterprise resource planning (“ERP”) transformation and cloud migration journey; and
•investing in digital and technology to improve experiences across key parts of the customer journey while delivering a consistent omnichannel experience.

Operate with financial discipline by:
•actively managing inventory levels and positioning Abercrombie brands and Hollister brands to chase inventory as appropriate throughout the year; and
•funding our growth strategies while properly balancing investments, impacts of inflation and efficiency efforts.

Abercrombie & Fitch Co.	6	2023 Form 10-K

OVERVIEW OF OPERATIONS

Omnichannel Initiatives

As customer shopping preferences continue to shift and customers increasingly shop across multiple channels, the Company aims to create best-in-class customer experiences and grow total company profitability by delivering improvements through a continuous test-and-learn approach. During the COVID-19 pandemic, the Company experienced an acceleration in sales fulfilled through digital channels, and continues to see a majority of sales though digital channels for the Abercrombie & Fitch brand. Despite, this acceleration in the shift towards digital channels, stores continue to comprise a majority of sales for the Hollister brands customer. Additionally, stores continue to be an important part of our customers’ omnichannel experience. The Company believes that the customers’ shopping experience is improved by its offering of omnichannel capabilities, which include:
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

The Company also believes that its loyalty programs, Abercrombie’s myAbercrombie®, and Hollister’s Hollister House Rewards®, are important enablers of its omnichannel strategy as the Company aims to seamlessly interact and connect with customers across all touchpoints through members-only offers, items and experiences. Under these programs, customers accumulate points primarily based on purchase activity and earn rewards as points are converted at certain thresholds. These rewards can be redeemed for merchandise discounts either in-store or online. The loyalty programs continue to provide timely customer insights and personalization opportunities, and the Company believes these programs contribute to higher average transaction value.

Digital Operations

In order to create a more seamless and consistent shopping experience for its customers, the Company continues to invest in its digital infrastructure. including through the multi-year process of upgrading our merchandising ERP system. The Company has the capability to ship merchandise to customers in more than 111 countries and process transactions in 21 currencies and through 22 forms of payment globally. The Company operates desktop and mobile websites for its brands globally, which are available in various local languages, and three mobile apps. The Company continues to develop and invest its mobile capabilities as mobile engagement continues to grow, with over 86% of the Company’s digital traffic generated from mobile devices in Fiscal 2023. In addition, in its efforts to expand its global brand reach, the Company also partners with certain third-party e-commerce platforms.

Store Operations

The Company has a goal of finding the right size, right location and right economics for omni-enabled stores that cater to local customers. During Fiscal 2023, the Company opened 35 new store locations, remodeled thirteen store locations, right-sized an additional nine store locations and closed 32 stores. The Company’s stores continue to play an essential role in creating brand awareness and serving as physical gateways to the brands. Stores also serve as local hubs for online engagement as the Company continues to grow its omnichannel capabilities to create seamless shopping experiences.

As of February 3, 2024, all of the retail stores operated by the Company are located in leased facilities, primarily in shopping centers. These leases generally have initial terms of between one and ten years. Certain leases also include early termination options, which can be exercised under specific conditions. The leases expire at various dates between Fiscal 2024 and Fiscal 2034.

Abercrombie & Fitch Co.	7	2023 Form 10-K

As of February 3, 2024, the Company operated 765 retail stores as detailed in the table below:

	Abercrombie (4)	Hollister (5)	Total (6)
Americas (1)	194	384	578
EMEA (2)	29	108	137
APAC (3)	24	26	50
Total	247	518	765

(1)The Americas segment includes the results of operations in North America and South America.
(2)The EMEA segment includes the results of operations in Europe, the Middle East and Africa.
(3)The APAC segment includes the results of operations in the Asia-Pacific region, including Asia and Oceania.
(4)Abercrombie brands includes Abercrombie & Fitch and abercrombie kids.
(5)Hollister brands includes Hollister and Gilly Hicks.
(6)Store count excludes temporary and international franchise stores.

For store count and gross square footage by geographic region and brand as of February 3, 2024 , and January 28, 2023, refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Third-Party Operations

The Company seeks to expand its global brand reach, create brand awareness and develop local presence through various wholesale, franchise, and licensing arrangements. As of February 3, 2024, the Company had 14 wholesale partnerships, primarily internationally. As of February 3, 2024, the Company’s franchisees operated 40 international franchise stores across the Company’s brands primarily located within the Americas and EMEA regions in certain jurisdictions where the Company does not operate its own stores.

SOURCING OF MERCHANDISE INVENTORY

The Company works with its network of third-party vendors to supply compelling, high-quality product assortments to its customers. These vendors are expected to operate in compliance with the laws of their respective countries and all other applicable laws, rules, and regulations and have committed to follow the standards set forth in the Company’s Vendor Code of Conduct, regarding human rights, labor rights, environmental responsibility, and workplace safety.

The Company sourced merchandise through approximately 130 vendors located in 17 countries, including the U.S., during Fiscal 2023. The Company’s largest vendor accounted for approximately 11% of merchandise sourced in Fiscal 2023, based on the cost of sourced merchandise. The Company believes its product sourcing is appropriately distributed among vendors.

Refer to Note 5, “INVENTORIES,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for a summary of inventory sourced based on vendor location and dollar cost of merchandise receipts during Fiscal 2023.

DISTRIBUTION OF MERCHANDISE INVENTORY

The Company’s distribution network is built to deliver inventory to Company-operated and global franchise stores and fulfill digital and wholesale orders with speed and efficiency. Generally, merchandise is shipped directly from vendors to the Company’s distribution centers, where it is received and inspected before being shipped to the Company’s stores or its digital or wholesale customers.

The Company relies on both Company-owned and third-party distribution centers to manage the receipt, storage, sorting, packing and distribution of its merchandise. Additional information pertaining to certain of the Company’s distribution centers as of February 3, 2024 follows:

Location	Company-owned or third-party
New Albany, Ohio (Primarily serves store and digital operations)	Company-owned
New Albany, Ohio (Serves only digital operations)	Company-owned
Bergen op Zoom, Netherlands	Third-party
Shanghai, China	Third-party
Goodyear, Arizona (Serves only digital operations)	Third-party

The Company primarily used six contract carriers to ship merchandise and related materials to its North American customers, and several contract carriers for its global customers during Fiscal 2023.

Abercrombie & Fitch Co.	8	2023 Form 10-K

COMPETITION

The Company operates in a rapidly evolving and highly competitive retail business environment. Competitors include: individual and chain specialty apparel retailers; local, regional, national and global department stores; discount stores; and digitally-native brands and online-exclusive businesses. Additionally, the Company competes for consumers’ discretionary spending with businesses in other product and experiential categories such as technology, restaurants, travel and media content.

The Company competes primarily on the basis of differentiating its brands from those of its competition through product, providing high quality and newness; brand voice, amplifying and consolidating brand messaging; and experience, investing in immersive, participatory omnichannel shopping environments.

Operating in a highly competitive industry environment can cause the Company to engage in greater than expected promotional activity, which would result in pressure on average unit retail and gross profit. Refer to “ITEM 1A. RISK FACTORS - Our failure to operate effectively in a highly competitive and constantly evolving industry could have a material adverse impact on our business” of this Annual Report on Form 10-K for further discussion of the potential impacts competition may have on the Company.

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

TRADEMARKS

The trademarks Abercrombie & Fitch®, abercrombie®, Hollister®, Gilly Hicks®, and the “Moose” and “Seagull” logos are registered with the U.S. Patent and Trademark Office and registered, or the Company has applications for registration pending, with the registries of countries in key markets within the Company’s sales and distribution channels. In addition, these trademarks are either registered, or the Company has applications for registration pending, with the registries of many of the foreign countries in which the manufacturers of the Company’s products are located. The Company has also registered, or has applied to register, certain other trademarks in the U.S. and around the world. The Company believes its products are identified by its trademarks and, therefore, its trademarks are of significant value. Each registered trademark has a duration of 10 to 20 years, depending on the date it was registered, and the country in which it is registered, and is subject to an indefinite number of renewals for a like period upon continued use and appropriate application. The Company intends to continue using its core trademarks and to timely renew each of its registered trademarks that remain in use.

INFORMATION TECHNOLOGY SYSTEMS

The Company’s owned and third-party-operated management information technology systems consist of a full range of retail, merchandising, human resource and financial systems. These systems include applications related to point-of-sale, digital operations, inventory management, supply chain, planning, sourcing, merchandising, payroll, scheduling and financial reporting. The Company continues to invest in technology to upgrade its core systems, including its merchandising ERP system, to enhance reporting and analytics, create efficiencies and to support its digital operations, omnichannel capabilities, customer relationship management tools and loyalty programs.

WORKING CAPITAL

Refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K for a discussion of the Company’s cash requirements and sources of cash available for working capital needs and investment opportunities.

Abercrombie & Fitch Co.	9	2023 Form 10-K

HUMAN CAPITAL MANAGEMENT

The Company strives to create a culture that drives strategic and key business priorities forward, while is also welcoming, inclusive, and diverse, and encourages associates to create a positive impact in their global communities. The Company believes that the strength of its unique culture is a competitive advantage, and intends to continue building upon that culture to improve performance across its business.

Therefore, the Company believes that the attraction, retention, and management of qualified talent representing diverse backgrounds, experiences, and skill sets - and fostering a diverse, equitable, and inclusive work environment - are integral to its success.   The Company also has policies and practices in place that are focused on creating a culture and work environment free from abuse, harassment or discrimination of any kind. Highlights of our key human capital management programs and efforts include the following:

•Living a corporate purpose of “Being here for you on the journey to being and becoming who you are.” The Company’s corporate purpose was developed after conducting listening sessions with its associates and its customers, and by weaving in key themes from each of the brand purposes.
•Offering competitive compensation and benefits, to help the Company attract, motivate, and retain the key talent necessary to achieve outstanding business and financial results. The Company’s compensation offerings include cash-based and equity-based incentive awards in order to align the interests of associates and stockholders. In addition, the Company continues to evolve its approach to work flexibility, including supporting remote work arrangements for key roles and “work from anywhere days and weeks” for our corporate home office associates where feasible. We also support our associates and their families beyond our competitive compensation with comprehensive benefits offerings, providing eligible associates with paid parental leave in the United States and internationally based on local law, as well as adoption and fertility support benefits to all eligible associates globally.
•Improving associate engagement through open communication channels with a focus on development. The Company regularly holds all-company meetings to communicate with its associates. The Company also collects feedback through various engagement surveys to better understand associate experience and drive improvements, with the most recent organization-wide survey conducted in July 2023.
•Fostering associate development by providing a wide variety of growth and development opportunities throughout associates’ careers.  This includes stretch assignments, internal career pathing, self-awareness exercises, and active coaching. The Company also uses leadership standards to help associates identify the core behaviors essential for their career growth, as well as personal growth, on their journey at the Company. Resources in support of these efforts include the Company’s internal job board, which empowers associates to apply for open roles and/or to seek advancement opportunities within the Company.
•Embracing inclusion and diversity in all forms, including gender, race, ethnicity, disability, nationality, religion, age, veteran status, LGBTQIA+ status, and other factors. The Company regularly reviews metrics including representation, retention, pay, and promotion among associates from diverse backgrounds, including those in leadership positions. The Company also encourages associates to enhance their understanding of inclusion and diversity through participating in the Company’s various associate resource groups, which allow associates from different business functions around the world to have discussions, attend activities, and receive materials focused on allyship, community, celebration, and education. Additionally, the Company invests in inclusion and diversity learning and development opportunities for associates on topics relating to the fundamentals of inclusion and diversity, including trainings, learning sessions, and workshops.
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

Associates

The Company employed approximately 31,700 associates globally as of February 3, 2024, of whom approximately 25,000 were part-time associates. As of February 3, 2024, the Company employed approximately 25,200 associates in the U.S., and employed approximately 6,500 associates outside of the U.S. The Company employs temporary, seasonal associates at times, particularly during Fall, when it experiences its greatest sales activity due to back-to-school and holiday sales periods.

The proportion of associates represented by works councils and unions is not significant and is generally limited to associates in the Company’s European stores.

Abercrombie & Fitch Co.	10	2023 Form 10-K

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The Company’s executive officers serve at the pleasure of the Board of Directors. Set forth below is certain information regarding the executive officers of the Company as of April 1, 2024:

Fran Horowitz, Chief Executive Officer and Director

Age: 60

Executive Roles:
•Chief Executive Officer, and member of the Board of Directors of the Company (February 2017 to present)
•Former President and Chief Merchandising Officer for all brands of the Company (December 2015 to February 2017), former member of the Office of the Chairman of the Company (December 2014 to February 2017) and former Brand President of Hollister (October 2014 to December 2015)
•Former President of Ann Taylor Loft, at that time a division of ANN Inc. (October 2013 to October 2014)
•Formerly held various roles at Express, Inc., a specialty apparel and accessories retailer of women’s and men’s merchandise (February 2005 to November 2012), including Executive Vice President of Women’s Merchandising and Design (May 2010 to November 2012)
•Formerly held various merchandising roles at Bloomingdale’s and various positions at Bergdorf Goodman, Bonwit Teller and Saks Fifth Avenue

Other Leadership Roles:
•Member of the Board of Directors of Conagra Brands, Inc. (NYSE: CAG), one of North America’s leading branded food companies (July 2021 to present)
•Member of the Board of Directors of Chief Executives for Corporate Purpose (CECP), a CEO-led coalition that helps companies transform their social strategy by providing customized resources (October 2019 to present)

Scott D. Lipesky, Executive Vice President, Chief Financial Officer and Chief Operating Officer

Age: 49

Executive Roles:
•Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company (May 2023 to present)
•Executive Vice President and Chief Financial Officer of the Company (April 2021 to May 2023)
•Senior Vice President and Chief Financial Officer of the Company (October 2017 to April 2021)
•Prior to rejoining the Company, formerly served as Chief Financial Officer of American Signature, Inc., a privately-held home furnishings company (October 2016 to October 2017)
•Formerly held various leadership roles and finance positions with the Company (November 2007 to October 2016) including: Chief Financial Officer, Hollister Brand (September 2014 to October 2016); Vice President, Merchandise Finance (March 2013 to September 2014); Vice President, Financial Planning and Analysis (November 2012 to March 2013); and Senior Director, Financial Planning and Analysis (November 2010 to November 2012)
•Former Corporate Finance Director with FTI Consulting Inc., a global financial services advisory firm
•Former Director of Corporate Business Development with The Goodyear Tire & Rubber Company
•Formerly held position as a Certified Public Accountant with PricewaterhouseCoopers LLP

Samir Desai, Executive Vice President, Chief Digital and Technology Officer

Age: 43

Executive Roles:
•Executive Vice President, Chief Digital and Technology Officer of the Company (July 2021 to present)
•Formerly held various leadership and technology positions at Equinox Group, a luxury fitness company that operates several lifestyle brands (October 2005 to June 2021), including: Chief Technology Officer (April 2016 to June 2021), Vice President, Technology (April 2013 to April 2016), Senior Director Technology (April 2011 to April 2013), Director Technology (October 2005 to April 2011)
•Formerly held technology roles at Intertex Apparel Group, a manufacturer and importer of branded and private label apparel (July 2002 to October 2005), including Director, Information Technology

Abercrombie & Fitch Co.	11	2023 Form 10-K

Gregory J. Henchel, Executive Vice President, General Counsel and Corporate Secretary

Age: 56

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

Jay Rust, Executive Vice President, Global Human Resources

Age: 37

Executive Roles:
•Executive Vice President, Global Human Resources of the Company (May 2023 to present)
•Senior Vice President, Global Human Resources of the Company (March 2022 to May 2023)
•Group Vice President, Interim Head of Global Human Resources of the Company (October 2021 to March 2022)
•Vice President, Human Resources of the Company (June 2019 to October 2021)
•Formerly held various leadership roles of increasing responsibility in the Company’s human resources department since February 2013, including roles supporting employee relations, learning and development, talent acquisition, and other human resources functions
•Formerly held roles in the Company’s merchandising department

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

Abercrombie & Fitch Co.	12	2023 Form 10-K

Item 1A. Risk Factors
Investing in our securities involves risk. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of these risk factors could lead to material adverse effects on our business, operating results and financial condition. Additional risks and uncertainties not currently known to us or that we currently do not view as material may also become materially adverse to our business in future periods or if circumstances change.

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

Moreover, there can be no assurance that we will continue to anticipate consumer demands and macroeconomic events or to be successful in accurately planning inventory in the future. Changing consumer preferences and fashion trends, and our ability to anticipate, identify and swiftly respond to them, could adversely impact our sales. Inventory levels for certain merchandise styles no longer considered to be “on trend” may increase, leading to higher markdowns to sell through excess inventory and, therefore, lower than planned margins. Conversely, if we underestimate consumer demand for our merchandise, or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages that we cannot adequately mitigate through expedited inventory production and delivery, which may negatively impact customer relationships, diminish brand loyalty and result in lost sales.

We could also be at a competitive disadvantage if we are unable to effectively leverage data analytics to retrieve timely, customer insights to appropriately respond to customer demands and improve customer engagement through efforts such as marketing activities. Any of these events could significantly harm our operating results and financial condition.

We are also vulnerable to factors affecting inventory flow and availability of inventory. Impacts may be caused by natural disasters, unanticipated climate patterns and events, or inventory shrinkage due to theft (including by our employees, customers, or through organized retail crime). Such events may significantly impact anticipated customer demand or may impact availability of our inventory. If we are not able to adjust appropriately to such factors, our inventory management may be negatively affected, which could adversely impact our performance and our reputation.

Our failure to operate effectively in a highly competitive and constantly evolving industry could have a material adverse impact on our business.

The sale of apparel, personal care products and accessories for men, women and kids is a highly competitive business with numerous participants, including individual and chain specialty apparel retailers, local, regional, national and global department stores, discount stores and online-exclusive businesses. Proliferation of the digital channel within the last few years has encouraged the entry of many new competitors and an increase in competition from established companies. These increases in competition could reduce our ability to retain and grow sales, resulting in an adverse impact to our operating results and business.

We face a variety of challenges in the highly competitive and constantly evolving retail industry, including:
•Anticipating and responding to changing consumer shopping preferences more quickly than our competitors;
•Maintaining favorable brand recognition;
•Effectively marketing our products to consumers across diverse demographic markets, including through social media platforms which have become increasingly important in order to stay connected to our customers, as our digital sales penetration has increased. Individual country laws and regulations governing the use and availability of these social media platforms continue to evolve, and if we are unable to effectively use social media platforms as marketing tools our ability to retain or acquire customers and our financial condition may suffer;
•Retaining customers, including our loyalty club members, and the resulting increased marketing costs to acquire new customers;
•Developing innovative, high-quality merchandise in styles that appeal to consumers and in ways that favorably distinguish us from our competitors;
•Countering the pricing and promotional activities of our competitors without diminishing the aspirational nature of our brands and brand equity; and

Abercrombie & Fitch Co.	13	2023 Form 10-K

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

Changes in global economic and financial conditions, including the impact on consumer confidence and spending, could have a material adverse impact on our business.

Uncertainty as to, and the state of, the global economy and global financial condition could have an adverse effect on our operating results and business. Our business is subject to factors that are impacted by worldwide economic conditions, including heightened inflation levels (which has occurred), unemployment levels, consumer credit availability, consumer debt levels, reductions in consumer net worth based on declines in the financial, residential real estate and mortgage markets, bank failures, sales and personal income tax rates, fuel and energy prices, global food supplies, interest rates, consumer confidence in future economic and political conditions, consumer perceptions of personal well-being and security, the value of the U.S. dollar versus foreign currencies, geopolitical conflicts, and other macroeconomic factors. Changes in global economic and financial conditions could impact our ability to fund growth and our ability to access external financing in the credit and capital markets.

In addition, our business depends on consumer demand for our merchandise. Consumer confidence and discretionary spending habits, including purchases of our merchandise, can be adversely impacted by recessionary periods, inflation and other macroeconomic conditions adversely impacting levels of disposable income. We may not be able to accurately anticipate or predict consumer demand and behavior, such as taste and purchasing trends, in response to adverse economic conditions, which could result in lower sales, excess inventories and increased mark-downs, all of which could negatively impact our ability to achieve or maintain profitability. In the event that the U.S. and global economy worsens, or if there is a decline in consumer spending levels or other unfavorable conditions, we could experience lower than expected revenues, which could force us to delay or slow the implementation of our growth strategies and adversely impact our results of operations.

The economic conditions and factors described above could adversely impact our results of operations, liquidity and capital resources, and may exacerbate other risks within this section of “ITEM 1A. RISK FACTORS”.

The impact of war, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience could have a material adverse impact on our business.

In the past, the impact of war, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience and the associated heightened security measures taken in response to these events have disrupted commerce. Further events of this nature, domestic or abroad, including international and domestic unrest and the ongoing conflicts between Russia and Ukraine or Israel and Hamas and the surrounding areas, may disrupt commerce and undermine consumer confidence and consumer spending by causing a decline in traffic, store closures and a decrease in digital demand adversely affecting our operating results.

Furthermore, the existence or threat of any other unforeseen interruption of commerce, including as a result of geopolitical or armed conflict and the possible interference with international trade, supplier deliveries or freight costs, could negatively impact our business by interfering with the availability of raw materials or our ability to obtain merchandise from foreign manufacturers. With a substantial portion of our merchandise being imported from foreign countries, failure to obtain merchandise from our foreign manufacturers or substitute other manufacturers, at similar costs and in a timely manner, could adversely affect our operating results and financial condition.

Fluctuations in foreign currency exchange rates and our ability to mitigate the effects of such volatility could have a material adverse impact on our business.

Due to our global operations, we are exposed to foreign currency exchange rate risk with respect to our sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. In addition, certain of our subsidiaries transact in currencies other than their functional currency, including intercompany transactions, which results in foreign currency transaction gains or losses. Furthermore, we purchase substantially all of our inventory in U.S. dollars. As a result, our sales, gross profit and gross profit rate from global operations will be negatively impacted during periods of a strengthened U.S. dollar relative to the functional currencies of our foreign subsidiaries. Additionally, changes in the effectiveness of our hedging instruments may negatively impact our ability to mitigate the risks associated with fluctuations in foreign currency exchange rates. For example, changes in inventory purchase assumptions have resulted in changes in the effectiveness to certain of our hedging instruments, and we could see similar impacts in future periods.

Fluctuations in foreign currency exchange rates could adversely impact consumer spending, delay or prevent successful penetration into new markets or adversely affect the profitability of our global operations. Certain events, such as the conflicts between Russia and Ukraine or Israel and Hamas and the surrounding areas, uncertainty with respect to trade policies, tariffs and government regulations and actions affecting trade between the U.S. and other countries, have increased global economic and political uncertainty in recent years and could result in volatility of foreign currency exchange rates as these events develop.

Abercrombie & Fitch Co.	14	2023 Form 10-K

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

The impact of natural disasters, negative climate patterns, public health crises, political crises and other unexpected and catastrophic events could result in interruptions to our operations, as well as to the operations of our third-party partners, and have a material adverse impact on our business..

Our retail stores, corporate offices, distribution centers, infrastructure projects and digital operations, as well as the operations of our vendors and manufacturers, are vulnerable to disruption from natural disasters, such as hurricanes, tornadoes, floods, earthquakes, extreme cold events and other adverse weather events; negative climate patterns, such as those in domestic and global water-stressed regions; public health crises, such as pandemics and epidemics; political crises, such as terrorists attacks, war, labor, unrest and other political instability; significant power interruptions or outages; and other unexpected, catastrophic events. These events could disrupt the operations of our corporate offices, global stores and supply chain and those of our third-party partners, including our vendors and manufacturers. In addition to immediate impacts on global operations, these events could result in a reduction in the availability and quality, and as a result pricing volatility of, raw materials used to manufacture our merchandise, delays in merchandise fulfillment and deliveries, loss of customers and revenues due to store closures and inability to respond to customer demand, increased costs to meet consumer demand (which we may not be able to pass on to customers), reduced consumer confidence or changes in consumers’ discretionary spending habits.

Other factors that would negatively impact our ability to successfully operate due to the impact of natural disasters, negative climate patterns, public health crises, political crises, significant power interruptions or outages, and other unexpected, catastrophic events and other unexpected and other catastrophic events include, but are not limited to:
•Supply chain delays due to closed or reduced capacity for trade routes and factories, reduced workforces, or scarcity of raw materials;
•Physical losses to our stores, distribution centers or offices that may incur costs that exceed our applicable insurance coverage for any necessary repairs to damages or business disruptions caused by natural disasters or other unexpected and catastrophic events;
•Our ability to keep our stores open if there are severe weather or climate conditions, stay-at-home orders, social distancing requirement, travel restrictions, or other concerns related to physical safety;
•Our ability to attract customers to our stores, given the risks, or perceived risks, of gathering in public places;
•Delays in, or our ability to complete, planned store openings on the expected terms or timing, or at all based on shortages in labor and materials and delays in the production and delivery of materials;
•Our ability to preserve liquidity to be able to take advantage of market conditions during periods of uncertainty and instability in the global financial markets; and
•Difficulty accessing debt and equity capital on attractive terms, or at all, during periods of uncertainty and instability in the global financial markets, or a deterioration in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities.

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

Abercrombie & Fitch Co.	15	2023 Form 10-K

STRATEGIC RISKS.

Our failure to successfully execute on our 2025 Always Forward Plan.

In 2022 we introduced our 2025 Always Forward Plan as our long-term strategic plan, as described in “ITEM 1. BUSINESS.” While we have successfully executed certain goals in our 2025 Always Forward Plan, our continued ability to effectively execute on and maintain the results of our 2025 Always Forward Plan is subject to various risks and uncertainties as described herein.

We believe that our 2025 Always Forward Plan will lead to long-term revenue growth and profitability, however, there is no assurance regarding the extent to which we will realize the anticipated objectives or sustain the financial objectives, if at all, or regarding the timing of such anticipated benefits. Our failure to realize the anticipated objectives or sustain the financial objectives, which may be due to our inability to execute on the various elements of our 2025 Always Forward Plan, changes in consumer demand, competition, macroeconomic conditions (including inflation), retention of key talent, and other risks described herein, could have a material adverse effect on our business.

If the continued execution and maintenance of our 2025 Always Forward Plan is not successful, or we do not realize the full objectives to the extent or in the timeline that we anticipate, our financial condition and reputation could be adversely affected.

Our failure to attract, retain, and effectively manage strategic partnerships with third parties.

In order to compete in this highly competitive and constantly evolving industry, at times, we may launch new concepts or brands to expand our portfolio, or we may also enter into strategic partnerships with third parties to expand our global brand reach. Such partnerships may include wholesale, franchise, licensing arrangements in which we license our brands and intellectual property for use on products produced and marketed by third parties, and licensing arrangements in which we license intellectual property from third parties. Such arrangements are subject to additional risks, including our ability to comply with obligations under license agreements that we have with third-party licensors, the abrupt termination of such arrangements, or actions taken by third party wholesale, franchise, or licensee partners that may materially diminish the value of our intellectual property or our brands’ reputations.

These initiatives, and others that we may engage in to respond to the highly competitive and evolving industry in which we operate, could result in significant financial and operational investments that do not provide the anticipated benefits or desired rates of return and there can be no guarantee that pursuing these investments or strategic partnerships will result in improved operating results.

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
The ability to modify existing leases, to remodel or repurpose existing locations, and to open new stores experiences requires partnership with our landlords. If our partnerships with our landlords were to deteriorate, this could adversely affect the pace of opening new store experiences and/or lead to an increase in store closures. In addition, if there is an increase in events such as landlord bankruptcies, or mall foreclosures, competition between retailers could increase for remaining suitable store locations. Pursuing the wrong opportunities and any delays, cost increases, disruptions or other uncertainties related to those opportunities could adversely affect our results of operations. If our investments in new stores or remodeling and right-sizing existing stores do not achieve appropriate returns, our financial condition and results of operations could be adversely affected.

Although we attempt to open new stores in prominent locations, it is possible that locations which were prominent when we opened our stores may lose favor over time.

Our failure to realize the anticipated benefits of our recent transition to a regional-based organizational model could have a negative impact on our business.

During the second quarter of 2023, to drive ongoing brand growth and leverage the knowledge and experience of its regional teams, the company reorganized its structure and now primarily manages its business on a geographic basis, consisting of three reportable segments: Americas; Europe; the Middle East and Africa (EMEA) and Asia-Pacific (APAC). As a result of our regional-based organizational model, we have decentralized execution of our commercial strategy in each international region from our global home office to our regional headquarters located in Shanghai, China and London, United Kingdom. Failure to realize the anticipated benefits of our recent transition to a regional-based organizational model could have a negative impact on our business. In addition, realization of the anticipated benefits of this new regional-based organizational model is dependent on the effectiveness of this new operating structure.

Abercrombie & Fitch Co.	16	2023 Form 10-K

Our inability to effectively conduct business in global markets, including as a result of legal, tax, regulatory, political and economic risks could have a material adverse impact on our business.

We operate on a global basis and are subject to risks associated with operating in different global markets that could have a material adverse effect on our reputation, business and results of operations if we fail to address them.

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
•supporting global growth by decentralizing execution of our commercial strategy authority from our global home office to our regional headquarters located in Shanghai, China and London, United Kingdom;
•hiring, training and retaining qualified personnel;
•maintaining good labor relations with individual associates and groups of associates;
•avoiding work stoppages or other labor-related issues in our European stores, where some associates are represented by workers’ councils and unions;
•retaining acceptance from local customers;
•managing inventory effectively to meet the needs of existing stores on a timely basis;
•political, civil and social unrest, such as the conflicts between Russia and Ukraine or Israel and Hamas and conflict in the surrounding areas;
•government regulations affecting trade between the U.S. and other countries, including tariffs and customs laws;
•tax rate volatility and our ability to realize tax benefits resulting from non-U.S. operations;
•managing foreign currency exchange rate risks effectively;
•substantial investments of time and resources in our global operations may not result in achievement of acceptable levels of returns; for example, we recently have experienced year-over-year declines in revenues from our global operations; and
•continued and sustained declines in our global revenues could lead to store closures, restructuring costs, and impairment losses, all of which could adversely impact our business, profitability, and results of operations.

We are subject to domestic laws related to global operations, including the Foreign Corrupt Practices Act, in addition to the laws of the foreign countries in which we operate. If any of our overseas operations, or our associates or agents, violate such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.

Our failure to appropriately address Environmental, Social, and Governance (ESG) matters could have a material adverse impact on our reputation and, as a result, our business.

There is an increased focus from certain government regulators, investors, customers, associates, business partners and other stakeholders concerning ESG matters.

The expectations related to ESG matters are rapidly evolving. The increased focus by investors and other stakeholders on the ESG practices of publicly traded companies, like us, has included or may in the future include expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, and could expand the nature, scope, and complexity of matters that we are required to control, assess and report. If we announce certain initiatives and goals, related to ESG matters, such as those through our participation in the United Nations Global Compact, we could fail, or be perceived to fail, to accurately set, meet or accurately report our progress on such initiatives and goals. We could fail, or be perceived to fail, to act responsibly in our ESG efforts. In addition, we could be criticized for the speed of adoption of such initiatives or goals, or the scope of such initiatives or goals. As a result, we could suffer negative publicity and our reputation could be adversely impacted, which in turn could have a negative impact on investor perception and our products' acceptance by consumers. This may also impact our ability to attract and retain talent to compete in the marketplace. In addition, we could be criticized by ESG detractors for the scope or nature of our ESG initiatives or goals or for any revisions to these goals. We could also be subjected to negative responses by governmental actors (such as anti-ESG legislation or retaliatory legislative treatment) or consumers (such as boycotts or negative publicity campaigns) that could adversely affect our reputation, results of operations, financial condition and cash flows.

There is also uncertainty regarding the implementation of laws, regulations, and policies related to ESG and global environmental sustainability matters, including disclosure obligations and reporting on such matters, and appropriately responding to potentially competing and/or contradictory regulatory requirements and expectations in the jurisdictions in which we operate. Changes in the legal or regulatory environment affecting ESG disclosure, responsible sourcing, supply chain transparency, or environmental protection, among others, including regulations to limit carbon dioxide and other greenhouse gas emissions, to discourage the use of plastic or to limit or to impose additional costs on commercial water use may result in increased costs for us and our business partners, all of which may negatively impact our results of operations, financial condition and cash flows.

Abercrombie & Fitch Co.	17	2023 Form 10-K

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
•Third parties with which we have a business relationship, including our brand representatives and influencer network, and our wholesale, franchise licensing, or marketplace partners, fail to represent our brands in a manner consistent with our brand image or act in a way that harms their reputation;
•Third-party vendors fail to comply with our Vendor Code of Conduct or any third parties with which we have a business relationship fail to represent our brands in a manner consistent with our brand image;
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

Damage to our reputation and loss of consumer confidence for these or any other reasons could lead to adverse consumer actions, including boycotts, have negative impacts on investor perception and could impact our ability to attract and retain the talent necessary to compete in the marketplace or to attract or retain business partners for third party relationships such as licensing or franchise arrangements, all of which could have a material adverse impact on our business, as well as require additional resources to rebuild our reputation.

Failure to continue to successfully manage the complexities of our omnichannel operations and of our customers’ omnichannel shopping experience, or failure to continue to successfully invest in customer, digital and omnichannel initiatives could have a material adverse impact on our business.

As omnichannel retailing continues to evolve, our customers increasingly interact with our brands through a variety of digital and physical spaces, and expect seamless integration across all touchpoints. As our success depends on our ability to effectively manage the complexities of our omnichannel operations and of our customers’ omnichannel shopping experience, including our ability to respond to shifting consumer traffic patterns, receive and fulfill orders, and engage our customers, we have made significant investments and operational changes to develop our digital and omnichannel capabilities globally. Such investments and operational changes include the development of localized fulfillment, shipping and customer service operations, investments in digital media to attract new customers, and the rollout of omnichannel capabilities listed in “ITEM 1. BUSINESS.”

While we must keep up to date with technology trends in the retail environment in order to manage our successful omnichannel shopping experience, it is possible these initiatives may not provide the anticipated benefits or desired rates of return. For example, we could be at a competitive disadvantage if we are unable to effectively collect data and leverage data analytics to retrieve timely, customer insights to appropriately respond to customer demands and improve customer engagement across channels or if innovative digital products and features we develop are not utilized or received by customers as anticipated.

In addition, digital operations are subject to numerous risks, including reliance on third-party computer hardware/software and service providers, data breaches, the variability of the rate of merchandise returns, violations of evolving government interpretations of laws and regulations, including those relating to online privacy, credit card fraud, telecommunication failures, electronic break-ins and similar compromises, and disruption of services. Changes in foreign governmental regulations and interpretations may also negatively impact our omnichannel operations, including our ability to accept orders and deliver product to our customers. Failure to successfully respond to these risks may adversely affect sales as well as damage the reputation of our brands.

Abercrombie & Fitch Co.	18	2023 Form 10-K

If our information technology systems are disrupted or cease to operate effectively, it could have a material adverse impact on our business.

We rely heavily on our own information technology systems and on third-party information technology systems in both our customer-facing and corporate operations to: operate our websites and mobile apps; record and process transactions; respond to customer inquiries; manage inventory; purchase, sell and ship merchandise on a timely basis; maintain cost-efficient operations; create a customer relationship management database through our loyalty programs; and complete other customer-facing and business objectives. Given the significant number of transactions that are completed annually, it is vital to maintain constant operation of our computer hardware, telecommunication systems and software systems, and maintain data security. Despite efforts to prevent such an occurrence, our information technology systems may be vulnerable, from time to time, to damage or interruption from computer viruses, power interruptions or outages or other system failures, third-party intrusions, inadvertent or intentional breaches by our associates or third-party service providers, and other technical malfunctions. Further, the sophistication, availability and use of artificial intelligence by threat actors present an increased level of risk. If our systems are damaged, fail to function properly, or are obsolete in comparison to those of our competition, we may have to make monetary investments to repairs or replace the systems and we could endure delays in our operations. We have made and expect to continue to make significant monetary investments and devote significant attention to modernizing our core systems, and the effectiveness of these investments can be less predictable than others and may fail to provide the expected benefits. Additionally, we rely on services provided by third-party vendors and platforms for certain information technology processes, including point-of-sale, digital operations, inventory management, supply chain, planning, sourcing, merchandising, payroll, scheduling, financial reporting, and managing third-party relationships, including our brand representatives and influencer network, and our wholesale, franchise licensing, or marketplace partners. This reliance on third parties makes our operations vulnerable to a failure by any one of these parties to perform adequately or maintain effective internal controls.

We regularly evaluate our information technology systems and requirements to ensure appropriate functionality and use in response to business demands. For example, in 2022 we started a multi-year process of upgrading our merchandising enterprise resource planning ("ERP") system. We are aware of the inherent risks associated with replacing and modifying these systems, including inaccurate system information, system disruptions and user acceptance and understanding. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade or replace our systems could impact our ability to effectively manage and maintain our inventory, to ship products to customers on a timely basis, and may cause information to be lost or delayed, including data related to customer orders. Such a loss or delay, especially if the disruption or slowdown occurred during our peak selling seasons, could have a material adverse effect on our results of operations. In addition the upgrading of our ERP system requires significant financial and operational investments, and such investments may not provide the anticipated benefits or desired rates of returns.

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

We have experienced, and expect to continue to experience, increased costs associated with protecting confidential information through the implementation of security technologies, processes and procedures, including training programs for associates to raise awareness about phishing, malware and other cyber risks, especially as we implement new technologies, such as new payment capabilities or updates to our mobile apps and websites. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems change frequently and increase in complexity and are often not recognized until such attacks are launched or have been in place for a period of time. We (or the third parties on which we rely) may not have the resources or technical sophistication to sufficiently anticipate, prevent, or immediately identify and remediate cyber-attacks.

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

Abercrombie & Fitch Co.	19	2023 Form 10-K

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

Changes in the cost, availability and quality of the fabrics or other raw materials used to manufacture our merchandise could have a material adverse effect on our cost of sales, or our ability to meet customer demand. The prices for such fabrics depend largely on the market prices for the raw materials used to produce them, particularly cotton. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields, weather patterns and other unforeseen events. For example, significant inflationary pressures have and may continue to impact the cost of labor, cotton and other raw materials. Increased global uncertainty has also impacted and may in the future impact the cost, availability and quality of the fabrics or other raw materials used to manufacture our merchandise, and compliance with sanctions, customs trade orders and sourcing laws, such as those issued by the U.S. government related to the ongoing conflict in Russia and Ukraine and entities and individuals connected to China’s Xinjiang Uyghur Autonomous Region, could impact the price of cotton in the marketplace and the global supply chain.

Fluctuations in the cost of transportation could also have a material adverse effect on our cost of sales and ability to meet customer demand. We primarily use six contract carriers to ship merchandise and related materials to our North American customers, and several contract carriers for our global customers. If the shipping operations of these third parties were disrupted, and we are unable to respond in a quick and efficient manner, our ability to replace inventory in our stores and process digital and third-party orders could be interrupted, potentially resulting in adverse impacts to sales or increased costs. Furthermore, we are susceptible to increases in fuel costs which may increase the cost of distribution. If we are not able to pass this cost on to our customers, our financial condition and results of operations could be adversely affected.

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

Abercrombie & Fitch Co.	20	2023 Form 10-K

We depend upon independent third parties for the manufacture and delivery of all our merchandise, and a disruption of the manufacture or delivery of our merchandise could have a material adverse impact on our business.

We do not own or operate any manufacturing facilities. As a result, the continued success of our operations is tied to our timely receipt of quality merchandise from third-party manufacturers. We source the majority of our merchandise outside of the U.S. through arrangements with approximately 130 vendors, primarily located in southeast Asia. Political, social or economic instability in the regions in which our manufacturers are located could cause disruptions in trade, including exports to the U.S. and EMEA. In addition, the inability of vendors to access liquidity, or the insolvency of vendors, could lead to their failure to deliver merchandise to us. A manufacturer’s inability to ship orders in a timely manner or meet our quality standards could cause delays in responding to consumer demand and negatively affect consumer confidence or negatively impact our competitive position, any of which could have a material adverse effect on our financial condition and results of operations.

For example, the recent attacks on cargo vessels in the Red Sea have resulted in delayed deliveries and may result in increased freight costs, and a prolonged or escalating armed conflict may result in additional costs, including any impact from using air freight instead of ocean freight to mitigate inventory delays. It is possible that the adverse impact of these and future attacks, including additional costs associated with mitigation efforts, could materially adversely affect our business and results of operation.

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

Other events that could disrupt the timely delivery of our merchandise include new trade law provisions or regulations, reliance on a limited number of shipping carriers and associated alliances, weather events, significant labor disputes, port congestion and other unexpected events.

Our reliance on our distribution centers makes us susceptible to disruptions or adverse conditions affecting our supply chain.

Our distribution center operations are susceptible to local and regional factors, such as system failures, accidents, labor disputes, economic and weather conditions, natural disasters, significant power interruptions or outages, demographic and population changes, and other unforeseen events and circumstances. We rely on both company-operated and third-party distribution centers to manage the receipt, storage, sorting, packing and distribution of our merchandise. If our distribution centers are not adequate to support our operations, including as a result of capacity constraints in response to an increase in digital sales or performance issues related to third-party management, the increased rate of merchandise returns, we could experience adverse impacts such as shipping delays and or customer dissatisfaction. In addition, if our distribution operations were disrupted due to, for example, labor shortages, natural disasters or power interruptions or outages, and we were unable to relocate operations or find other property adequate for conducting business, our ability to replace inventory in our stores and process digital and third-party orders could be interrupted, potentially resulting in adverse impacts to sales or increased costs. Refer to “ITEM 1. BUSINESS,” for a listing of certain distribution centers on which we rely.

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

Abercrombie & Fitch Co.	21	2023 Form 10-K

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

LEGAL, TAX, REGULATORY AND COMPLIANCE RISKS.

Misconduct or illegal activities by our current and former associates, directors, advisers, third-party service providers, or others affiliated, or perceived to be affiliated, with the Company could subject to us to reputational harm, regulatory scrutiny or inquiries, or legal liability.

There is a risk that current or former associates, executives, directors, advisers or third party-service providers of the Company, or others who are actually or perceived to be affiliated with us, could engage, deliberately or recklessly, in misconduct or fraud that creates legal exposure for us and adversely affects our business. If such individuals were to engage, or be accused of engaging in, illegal or suspicious activities, sexual misconduct or harassment, racial or gender discrimination, improper use or disclosure of confidential information, fraud, payment or solicitation of bribes, or any other type of similar misconduct or violation of other laws and regulations, during their employment or service with us, we could suffer serious harm to our brand, reputation, be subject to penalties or sanctions, suffer serious harm to our financial position and current and future business relationships, and face potentially significant litigation or investigations.

For example, Michael Jeffries, who served as chief executive officer of the Company from 1992 to 2014, has been accused of sexual abuse and exploitation, which include claims relating to behavior that is alleged to have occurred during his tenure with us. Litigation has been filed against Mr. Jeffries and the Company that relates to this alleged behavior. Although we believe the claims against us are without merit, the allegations against this former executive, as well as the claims brought against us, have resulted in negative media attention and may result in additional litigation or may result in other adverse consequences to our reputation, brand, and business. In addition, in early March 2024, the Delaware Court of Chancery ruled that Mr. Jeffries was entitled to advancement by the Company of his defense costs for the litigation.

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

The Organization for Economic Co-operation and Development (“OECD”), along with members of its inclusive framework, have, through the Base Erosion and Profit Shifting project, proposed changes to numerous long-standing tax principles (“Pillar Two Rules”). Although the U.S. has not yet enacted legislation implementing Pillar Two Rules, other countries where the Company does business, including the U.K. and Germany, have enacted legislation implementing Pillar Two Rules which are effective from January 1, 2024. The Company does not expect The Pillar Two Rules will have a material impact on the effective tax rate for fiscal 2024, but the rules will likely increase tax complexity, and may adversely affect our provision for income taxes.

In some global markets, we are required to withhold and remit VAT to the appropriate local tax authorities. Failure to correctly calculate or remit the appropriate amounts could subject us to substantial fines and penalties that could have an adverse effect on our financial condition, results of operations or cash flows.

In the past, tax law has been enacted, domestically and abroad, impacting our current or future tax structure and effective tax rate, such as the Inflation Reduction Act in the U.S. Tax law may be enacted in the future, domestically or abroad, that impacts our current or future tax structure and effective tax rate.

Abercrombie & Fitch Co.	22	2023 Form 10-K

Litigation and any future stockholder activism could have a material adverse impact on our business.

We, along with third parties we do business with, are involved, from time to time, in litigation arising in the ordinary course of business. Litigation matters may include, but are not limited to, contract disputes, employment-related actions, labor relations, commercial litigation, intellectual property rights, product safety, environmental matters and shareholder actions.

Litigation, in general, may be expensive and disruptive. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, we could, from time to time, incur judgments, enter into settlements, or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations and, depending on the nature of the allegations, could negatively impact our reputation. Additionally, defending against these legal proceedings may involve significant expense and diversion of management’s attention and resources.

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

Failure to adequately protect and enforce our intellectual property, or failure to adequately ensure that we are not infringing the intellectual property rights of others, could have a negative impact on our brand image and limit our ability to penetrate new markets which could have a material adverse impact on our business.

We believe our core trademarks, Abercrombie & Fitch®, abercrombie®, Hollister®, Gilly Hicks®, and the “Moose” and “Seagull” logos, are essential to the effective implementation of our strategy. We have obtained or applied for federal registration of these trademarks with the U.S. Patent and Trademark Office and the registries of countries in key markets within the Company’s sales and distribution channels. In addition, these trademarks are either registered, or the Company has applications for registration pending, with the registries of many of the foreign countries in which the manufacturers of the Company’s products are located. There can be no assurance that we will obtain registrations that have been applied for or that the registrations we obtain will prevent the imitation of our products or infringement of our intellectual property rights by others. Although brand security initiatives are in place, we cannot guarantee that our efforts against the infringement or counterfeiting of our brands will be successful. If a third party copies our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected.

Because we have not yet registered all of our trademarks in all categories, or in all foreign countries in which we source or offer our merchandise now, or may in the future, our global expansion and our merchandising of products using these marks could be limited. The pending applications for international registration of various trademarks could be challenged or rejected in those countries because third parties of whom we are not currently aware have already registered similar marks in those countries. Accordingly, it may be possible, in those foreign countries where the status of various applications is pending or unclear, for a third-party owner of the national trademark registration for a similar mark to prohibit the manufacture, sale or exportation of branded goods in or from that country. Failure to register our trademarks or purchase or license the right to use our trademarks or logos in these jurisdictions could limit our ability to obtain supplies from, or manufacture in, less costly markets or penetrate new markets should our business plan include selling our merchandise in those non-U.S. jurisdictions.

In addition, if third parties successfully claim we infringe their intellectual property rights, we may be subject to liability, be prevented from using our trademarks or other intellectual property rights, or be obligated to remove this merchandise from our inventory, which could have an adverse effect on our financial conditions and operations. Defending infringement claims could be expensive and time consuming and might result in our incurring additional costs, entering into costly license agreements, actions to recover unpaid royalty fees, or other settlement agreements. These risks may be magnified if we increase our use of licensing arrangements or partnerships with third parties.

Abercrombie & Fitch Co.	23	2023 Form 10-K

Changes in the regulatory or compliance landscape could have a material adverse impact on our business.

We are subject to numerous domestic and foreign laws and regulations, including those related to customs, truth-in-advertising, securities, environmental and social disclosures, consumer protection, general privacy, health information privacy, identity theft, online privacy, general employment, employee health and safety, minimum wages, unsolicited commercial communication and zoning and occupancy laws, as well as ordinances that regulate retailers generally and/or govern the importation, intellectual property, promotion and sale of merchandise and the operation of retail stores, digital operations and distribution centers. If these laws and regulations were to change, or were violated by our management, associates, suppliers, vendors or other parties with whom we do business, the costs of certain merchandise could increase, or we could experience delays in shipments of our merchandise, be subject to fines or penalties, temporary or permanent store closures, or increased regulatory scrutiny or suffer reputational harm, which could reduce demand for our merchandise and adversely affect our business and results of operations. Any changes in regulations, the imposition of additional regulations, or the enactment of any new or more stringent legislation including the areas referenced above, could adversely affect our business and results of operations.

Laws and regulations at the local, state, federal and various global levels frequently change, and the ultimate cost of compliance cannot be precisely estimated. Changes in the legal or regulatory environment affecting responsible sourcing, supply chain transparency, or environmental protection, among others, may result in increased compliance costs for us and our business partners. Additionally, we may face regulatory challenges in complying with applicable global sanctions and trade regulations and reputational challenges with our consumers and other stakeholders if we are unable to sufficiently verify the origins of material sourced for the manufacture of our products.

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

Abercrombie & Fitch Co.	24	2023 Form 10-K

Our amended and restated bylaws provide that certain courts in the State of Delaware or the federal district courts of the United States will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery located within the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or shareholder to us or our shareholders, any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, our certificate of incorporation or our bylaws (as either may be amended or restated) or as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware, or any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware. However, if the Court of Chancery within the State of Delaware lacks jurisdiction over such action, the action may be brought in the United States District Court for the District of Delaware. Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). The exclusive forum provisions will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provisions will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. There is, however, uncertainty as to whether a court would enforce the exclusive forum provisions, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Abercrombie & Fitch Co.	25	2023 Form 10-K

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company has established an information security program and related processes for assessing, identifying, and managing material risks from cybersecurity threats to the Company, including governance at the executive and Board level of the Company’s cyber risk management strategy and the controls designed to protect its operations. The Company’s information security program is established at the executive level, with regular reporting to, and oversight by, the Company’s Board of Directors (the “Board”) as described below. At the highest level, the Company’s program includes multi-layered governance by management, the Audit and Finance Committee of the Board and the Board, as described in greater detail below.

The Company’s policies and procedures identify how cybersecurity measures and controls are developed, implemented, and regularly reviewed and updated. The Company implements and maintains a set of controls to manage information risk, establishes guidelines for the use of information technology, and defines standards for identifying and mitigating information risks, considering controls from multiple security frameworks, such as the Center for Internet Security’s Critical Security Control and the Payment Card Industry Data Security Standard. The Company, internally and through third parties, conducts multiple information risk assessments each year. Risks identified in such assessments are considered for inclusion in the Company’s information risk portfolio and are then prioritized and addressed where appropriate through the Company’s broader information security programs. Assessments along with risk-based analysis and judgment are used by the Company to determine what the Company believes to be the optimal way to manage these risks.

In addition, the Company’s Incident Response Plan (“IRP”) provides an outline for the Company on how to identify and address a significant cybersecurity incident. The IRP includes certain steps to be taken by the Information Security team to, among other things, assess the severity of an incident, determine the appropriate escalation, and mitigate or remediate the incident. The IRP is intended to serve as a framework to aid the Information Security team and other corporate functions in coordinating the Company’s response to an incident in order to minimize the impact on the Company’s business and operations, as well as the affected parties.

The Company also conducts cybersecurity exercises and training. For example, certain corporate associates and management-level associates in our stores and distribution centers must complete cybersecurity training on an at least annual basis, which educates the associates on the Company’s policies and procedures for the handling of customer and employee personal data, incident reporting, and avoiding common cybersecurity threats such as phishing attacks. In addition, targeted training for corporate associates occurs throughout the year, and regular audiences include associates on the Company’s marketing, data analytics, and user experience teams. The Company’s management holds annual executive data incident tabletop exercises and the information security team holds more frequent technical tabletop exercises.

The Company leverages third-party security firms in different capacities to implement or operate various aspects of the Company’s information security program, including to conduct risk assessments and penetration testing. The Company uses a variety of processes to address cybersecurity threats related to the use of third-party technology and services, such as conducting risk assessments of third-party vendors where the Company has determined it to be appropriate.

The Company (or the third parties on which it relies) may not be able to fully, continuously, and effectively implement security controls as intended. As described above, we utilize a risk-based approach and judgment to determine the security controls to implement and it is possible we may not implement sufficient controls if we do not recognize or underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only partially mitigate and not fully eliminate risks. Events, when detected by security tools or third parties, may not always be immediately understood or acted upon.

Board Governance and Management

Cybersecurity risk is managed as an enterprise risk in the Company’s enterprise risk management process. Responsibility for risk oversight and management generally lies with the Company’s Board. To effectively manage oversight of our cybersecurity risk management practices, since 2019 the Board has delegated such responsibility to the Company’s Audit and Finance Committee. The Company’s Chief Information Security Officer (“CISO”) and the Information Security team provide reports to either the Audit and Finance Committee or the Board on a quarterly basis on various matters, such as current and emerging cybersecurity risks to the Company, risks and incidents that were escalated to management during the prior quarter (including those that did not require immediate escalation to the Audit and Finance Committee and/or full Board), internal and external assessments of the Company’s information security program, and a roadmap of projects and major initiatives to manage its information security posture.

At the executive and management level, the CISO has primary responsibility for the architecture, implementation, and management of the Company’s information security program. The CISO has approximately two decades of experience in technology risk management, including over a decade with the Company, and has passed examinations and received certifications as a SANS Global Information Security Leader and a Certified Information Systems Auditor. The CISO reports

Abercrombie & Fitch Co.	26	2023 Form 10-K

directly to the Company’s Chief Digital and Technology Officer. The Company’s Information Security team, under the direction of the CISO, implements and provides governance and functional oversight for cybersecurity controls and services. Information Security processes include escalation of certain risks and incidents, including those that originate or occur at third parties, to the CISO and the executive team as appropriate based on the severity or potential severity. In addition, regular updates from the Information Security team, in conjunction with real-time escalation on an as-needed basis, are also used to assess the risk landscape and adjust the Company’s strategy and roadmap to address such risk.

Although the risks from cybersecurity threats have not materially affected our business strategy, results of operations, or financial condition to date, they may in the future and we continue to closely monitor cyber risk. See ITEM 1A. RISK FACTORS for additional information regarding the Company’s cybersecurity risks and which should be read in conjunction with this Item 1C.

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

As of February 3, 2024, the Company operated 765 retail stores across its brands. The Company does not believe that any individual store lease is material; however, certain geographic areas may have a higher concentration of store locations.

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

Item 4. Mine Safety Disclosures

Not applicable.

Abercrombie & Fitch Co.	27	2023 Form 10-K

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

A&F’s Class A Common Stock, $0.01 par value (“Common Stock”) is traded on the New York Stock Exchange under the symbol “ANF.” As of April 1, 2024, there were approximately 2,400 stockholders of record. However, when including investors holding shares of Common Stock in broker accounts under street name, A&F estimates that there were approximately 167,000 stockholders.

Performance Graph

The following graph shows the changes, over the five-year period ended February 3, 2024 (the last day of A&F’s Fiscal 2023) in the value of $100 invested in (i) shares of Common Stock; (ii) Standard & Poor’s 500 Stock Index (the “S&P 500”); and (iii) Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail”), including reinvestment of dividends. The plotted points represent the closing price on the last trading day of the fiscal year indicated.

PERFORMANCE GRAPH (1)
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among A&F, the S&P 500 Index and the S&P Apparel Retail Index

$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
02/02/19
02/01/20
01/30/21
01/29/22
01/28/23
02/03/24
Abercrombie & Fitch Co.
S&P 500
S&P Apparel Retail

	02/02/19	02/01/20	01/30/21	01/29/22	01/28/23	02/03/24
A&F	$100.00	$80.09	$114.88	$181.70	$135.99	$545.10
S&P 500	100.00	121.54	142.49	172.39	160.93	199.26
S&P Apparel Retail	100.00	116.51	127.14	140.78	168.22	203.80

*    $100 invested on February 02, 2019, including reinvestment of dividends.
Copyright© 2024 Standard & Poor’s, a division of S&P Global. All rights reserved.

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

Abercrombie & Fitch Co.	28	2023 Form 10-K

Equity Securities
The following table provides information regarding the purchase of shares of Common Stock made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during each fiscal month of the fourteen weeks ended February 3, 2024:

Period (fiscal month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (3)
October 29, 2023 through November 25, 2023	913	$69.80	—	$232,184,768
November 26, 2023 through December 30, 2023	3,449	77.09	—	232,184,768
December 31, 2023 through February 3, 2024	635	109.47	—	232,184,768
Total	4,997	$79.87	—	232,184,768

(1)An aggregate of 4,997 shares of A&F’s Common Stock purchased during the fourteen weeks ended February 3, 2024 were withheld for tax payments due upon the vesting of employee restricted stock units and exercise of employee stock appreciation rights.
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

Item 6. [Reserved]

Abercrombie & Fitch Co.	29	2023 Form 10-K

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) generally discusses our results of operations for Fiscal 2023 and Fiscal 2022 and provides comparisons between such fiscal years. For discussion and comparison of Fiscal 2022 and Fiscal 2021, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2022, filed with the SEC on March 27, 2023. This MD&A should be read together with the Company’s audited Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” to which all references to Notes in MD&A are made.

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
•Current Trends and Outlook. A discussion of the Company’s long-term plans for growth and a summary of the Company’s performance over recent years, primarily Fiscal 2023 and Fiscal 2022.
•Results of Operations. An analysis of certain components of the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for Fiscal 2023 as compared to Fiscal 2022.
•Liquidity and Capital Resources. A discussion of the Company’s financial condition, changes in financial condition and liquidity as of February 3, 2024, which includes (i) an analysis of changes in cash flows for Fiscal 2023 as compared to Fiscal 2022, (ii) an analysis of liquidity, including availability under the Company’s credit facility, and outstanding debt and covenant compliance and (iii) a summary of contractual and other obligations as of February 3, 2024.
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

Abercrombie & Fitch Co.	30	2023 Form 10-K

OVERVIEW

Business Summary

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as the “Company”), is a global, digitally-led omnichannel retailer. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids, which are sold primarily through its Company-owned stores and digital channels, as well as through various third-party arrangements.

During the second quarter of Fiscal 2023, to leverage the knowledge and experience of our regional teams to drive brand growth, the Company reorganized its structure and now primarily manages its business on a geographic basis, consisting of three reportable segments: Americas; Europe, the Middle East and Africa (EMEA); and Asia-Pacific (APAC). Corporate functions and other income and expenses are evaluated on a consolidated basis and are not allocated to the Company’s segments, and therefore are included as a reconciling item between segment and total operating income (loss). There was no impact on consolidated net sales, operating income (loss) or net income (loss) as a result of these changes. All prior periods presented are recast to conform to the new segment presentation.

The Company’s brands include Abercrombie brands, which includes Abercrombie & Fitch and abercrombie kids, and Hollister brands, which includes Hollister and Gilly Hicks. These brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style.

The Company’s fiscal year ends on the Saturday closest to January 31. This typically results in a fifty-two-week year, but occasionally gives rise to an additional week, resulting in a fifty-three-week year, as is the case in Fiscal 2023. All references herein to the Company’s fiscal years are as follows:

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
•Transactional metrics, such as traffic and conversion, performance across key product categories, average unit retail (“AUR’), average unit cost (“AUC”), average units per transaction and average transaction values, return rates, shrink; and
•Customer-centric metrics such as customer satisfaction, customer retention and acquisition, and certain metrics related to the loyalty programs.

While not all of these metrics are disclosed publicly by the Company due to the proprietary nature of the information, the Company discusses many of these metrics within this MD&A.

Abercrombie & Fitch Co.	31	2023 Form 10-K

CURRENT TRENDS AND OUTLOOK

Focus Areas for Fiscal 2024

In June of Fiscal 2022, we announced our 2025 Always Forward Plan, which outlines our long-term strategy and goals, including growing shareholder value. The 2025 Always Forward Plan is anchored on our strategic growth principles, which are to:
•Execute focused growth plans;
•Accelerate an enterprise-wide digital revolution; and
•Operate with financial discipline

The 2025 Always Forward Plan growth principles serve as a framework for the Company achieving sustainable and profitable growth and profitability in Fiscal 2024. Below are some additional details specific to Fiscal 2024 objectives within the 2025 Always Forward Plan:

Execute focused growth plans by:
•driving sales growth across regions and brands primarily through marketing and store investment.
•using our playbooks globally to align the brands’ products, voices, and experiences with customers, both digitally and in-store; and
•using testing and chase strategies to deliver compelling assortments and product collections across genders.

Accelerate an enterprise-wide digital revolution to improve the customer and associate experience by:
•continuing to progress on our multi-year enterprise resource planning (“ERP”) transformation and cloud migration journey; and
•investing in digital and technology to improve experiences across key parts of the customer journey while delivering a consistent omnichannel experience.

Operate with financial discipline by:
•actively managing inventory levels and positioning Abercrombie brands and Hollister brands to chase inventory as appropriate throughout the year; and
•funding our growth strategies while properly balancing investments, impacts of inflation and efficiency efforts.

Current Macroeconomic Conditions

Macroeconomic conditions, including inflation, the geopolitical landscape, political uncertainty including elections in several countries, higher interest rates, foreign exchange rate fluctuations, and declines in consumer discretionary spending continue to negatively impact our business. While freight costs have decreased in Fiscal 2023 and cotton costs waned towards the end of Fiscal 2023, there continues to be pricing volatility with respect to freight, cotton and other raw materials. Continued inflationary pressures and pricing volatility could further impact expenses and have a long-term impact on the Company because increasing costs may impact its ability to maintain satisfactory margins.

In addition, these macroeconomic conditions may result in delays in merchandise fulfillment and deliveries, increased costs to meet consumer demand (which we may not be able to pass on to customers through average unit retail (“AUR”)), or reduced consumer confidence. In periods of perceived or actual unfavorable economic conditions, consumers may reallocate available discretionary spending, which may adversely impact demand for our products.

Global Events and Supply Chain Disruptions

As a global multi-brand omnichannel specialty retailer, with operations in North America, Europe, the Middle East, and Asia, among other regions, management is mindful of macroeconomic risks, global challenges and the changing global geopolitical environment, including the ongoing armed conflicts between Russia and Ukraine or Israel and Hamas, and conflict in the surrounding areas, which could adversely impact certain areas of the business. Starting in late Fiscal 2023, disruptions to ocean vessels in the Red Sea have resulted in delayed deliveries to the EMEA region. Such disruptions have also led to increased freight costs, which could impact the Company in Fiscal 2024. The Company has taken certain mitigating actions in response to these events, including increasing air freight usage where appropriate and prioritizing critical orders earlier to allow for longer lead times. Further mitigating actions may be needed as we continue in to Fiscal 2024, particularly if there is prolonged or escalating conflict in the Red Sea.

While freight costs decreased in Fiscal 2023, the recent disruptions in the Red Sea may offset anticipated future freight cost benefits.

Management continues to monitor global events and assess the potential impacts that these events and similar events may have on the business in future periods. Although management also develops and updates contingency plans to assist in mitigating potential impacts, it is possible that the Company’s preparations for such events are not adequate to mitigate their impact, and that these events could further adversely affect its business and results of operations.

Abercrombie & Fitch Co.	32	2023 Form 10-K

Global Store Network Optimization

The Company has a goal of finding the right size, right location and right economics for omni-enabled stores that cater to local customers. The Company continues to use data to inform its focus on aligning store square footage with digital penetration and the Company delivered new store experiences across brands during Fiscal 2023 and Fiscal 2022. Details related to these new store experiences follow:

Type of new store experience	Fiscal 2023	Fiscal 2022
New stores	35	59
Remodels	13	1
Right-sizes	9	8
Total	57	68

During Fiscal 2023, the Company opened 35 new stores, while closing 32 stores. This compares with 59 new stores and 26 closures during Fiscal 2022. Future closures could be completed through natural lease expirations, while certain other leases include early termination options that can be exercised under specific conditions. The Company may also elect to exit or modify other leases, and could incur charges related to these actions.

Additional details related to store count and gross square footage follow:

	Fifty-Three Weeks Ended February 3, 2024
	AMERICAS (1)		EMEA (2)		APAC (3)		Total Company
	Abercrombie (4)	Hollister (5)	Abercrombie (4)	Hollister (5)	Abercrombie (4)	Hollister (5)	Abercrombie (4)	Hollister (5)	Total (6)
January 28, 2023	184	389	29	112	20	28	233	529	762
New	14	7	4	6	4	—	22	13	35
Permanently closed	(4)	(12)	(4)	(10)	—	(2)	(8)	(24)	(32)
February 3, 2024	194	384	29	108	24	26	247	518	765

Gross square footage (in thousands):
January 28, 2023	1,176	2,487	181	907	132	185	1,489	3,579	5,068
February 3, 2024	1,188	2,459	187	828	149	169	1,524	3,456	4,980

(1)The Americas segment includes the results of operations in North America and South America.
(2)The EMEA segment includes the results of operations in Europe, the Middle East and Africa.
(3)The APAC segment includes the results of operations in the Asia-Pacific region, including Asia and Oceania.
(4)Abercrombie brands includes Abercrombie & Fitch and abercrombie kids.
(5)Hollister brands includes Hollister and Gilly Hicks.
(6)This store count excludes temporary and international franchise stores.

Pillar Two Model Rules

In 2021, the Organization for Economic Cooperation and Development (“OECD”) released Pillar Two Global Anti-Base Erosion model rules (“Pillar Two Rules”), designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. Although the U.S. has not yet enacted legislation implementing Pillar Two Rules, other countries where the Company does business, including the U.K. and Germany, have enacted legislation implementing Pillar Two Rules which are effective from January 1, 2024. The Company does not expect the implementation of the Pillar Two Rules in each jurisdiction in which it operates will have a material impact on the Company’s effective tax rate. The Company will continue to evaluate the impact as jurisdictions implement legislation and provide further guidance.

Abercrombie & Fitch Co.	33	2023 Form 10-K

Summary of Results

A summary of results for Fiscal 2023 and Fiscal 2022 follows:

	GAAP		Non-GAAP (1)
(in thousands, except change in net sales, gross profit rate, operating income margin and per share amounts)	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
Net sales	$4,280,677	$3,697,751
Change in net sales from the prior fiscal year	16%	—%
Comparable sales (2)			13%	—%
Gross profit rate (3)	62.9%	56.9%
Operating income	$484,671	$92,648	$489,107	$106,679
Operating income margin	11.3%	2.5%	11.4%	2.9%
Net income attributable to A&F	$328,123	$2,816	$331,328	$13,045
Net income per diluted share attributable to A&F	$6.22	$0.05	$6.28	$0.25

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
(2)    Comparable sales are calculated on a constant currency basis and exclude revenue other than store and digital sales. Refer to the discussion below in “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation. In light of store closures related to COVID-19, comparable sales for periods prior to Fiscal 2023 included in this Annual Report on Form 10-K are not disclosed.
(3)    Gross profit is derived from cost of sales, exclusive of depreciation and amortization. Gross profit rate is is derived from cost of sales, exclusive of depreciation and amortization as a percentage of total net sales.

Certain components of the Company’s Consolidated Balance Sheets as of February 3, 2024 and January 28, 2023 and Consolidated Statements of Cash Flows for Fiscal 2023 and Fiscal 2022 were as follows:

(in thousands)
Balance Sheets data	February 3, 2024	January 28, 2023
Cash and equivalents	$900,884	$517,602
Gross borrowings outstanding, carrying amount	223,214	299,730
Inventories	469,466	505,621
Statements of Cash Flows data	Fiscal 2023	Fiscal 2022
Net cash provided by (used for) operating activities	$653,422	$(2,343)
Net cash used for investing activities	(157,182)	(140,675)
Net cash used for financing activities	(111,201)	(155,329)

Abercrombie & Fitch Co.	34	2023 Form 10-K

RESULTS OF OPERATIONS

The estimated basis point (“BPS”) changes disclosed throughout this Results of Operations have been rounded based on the change in the percentage of net sales.

Net Sales

Net sales by segment are presented by attributing revenues on the basis of the segment that fulfills the order. The Company’s net sales by reportable segment for Fiscal 2023 and Fiscal 2022 were as follows:

(in thousands)	Fiscal 2023	Fiscal 2022	$ Change	% Change	Comparable Sales (1)
Americas	$3,455,674	$2,920,157	$535,517	18%	13%
EMEA	687,095	658,794	28,301	4%	7%
APAC	137,908	118,800	19,108	16%	26%
Total Company	$4,280,677	$3,697,751	$582,926	16%	13%
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

For Fiscal 2023, net sales increased 16%, as compared to Fiscal 2022, primarily due to an increase in units sold and AUR. The additional week in fiscal 2023 benefited net sales by approximately $50 million. The year-over-year increase in net sales reflects positive comparable sales of 13%, as compared to Fiscal 2022, with comparable sales growth in the Americas, EMEA, and APAC segments.

The Company’s net sales by brand for Fiscal 2023 and Fiscal 2022 were as follows:

(in thousands)	Fiscal 2023	Fiscal 2022	$ Change	% Change	Comparable Sales (1)
Abercrombie (2)	$2,201,686	$1,734,866	$466,820	27%	23%
Hollister (3)	2,078,991	1,962,885	116,106	6%	4%
Total Company	$4,280,677	$3,697,751	$582,926	16%	13%
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.
(2)Abercrombie brands includes Abercrombie & Fitch and abercrombie kids.
(3)Hollister brands includes Hollister and Gilly Hicks.

Cost of Sales, Exclusive of Depreciation and Amortization

	Fiscal 2023		Fiscal 2022
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$1,587,265	37.1%	$1,593,213	43.1%	(600)

For Fiscal 2023, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased approximately 600 basis points as compared to Fiscal 2022. The decrease was primarily attributable to approximately 340 basis points of higher average unit retail and approximately 300 basis points from the combination of lower freight costs and higher raw materials compared to Fiscal 2022. These benefits were partially offset by approximately 30 basis points from the adverse impact of exchange rates.

Gross Profit, Exclusive of Depreciation and Amortization

	Fiscal 2023		Fiscal 2022
		% of Net Sales		% of Net Sales	BPS Change
Gross profit, exclusive of depreciation and amortization	$2,693,412	62.9%	$2,104,538	56.9%	600

Abercrombie & Fitch Co.	35	2023 Form 10-K

Stores and Distribution Expense

	Fiscal 2023		Fiscal 2022
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Stores and distribution expense	$1,571,737	36.7%	$1,496,962	40.5%	(380)

For Fiscal 2023, stores and distribution expense, as a percentage of net sales, decreased 380 basis points as compared to Fiscal 2022. The decrease was primarily driven by expense leverage as a result of net sales growth, slightly offset by an increase of $18 million in store occupancy expense compared to Fiscal 2022.

Marketing, General and Administrative Expense

	Fiscal 2023		Fiscal 2022
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Marketing, general and administrative expense	$642,877	15.0%	$517,602	14.0%	100

For Fiscal 2023, marketing, general and administrative expense, as a percentage of net sales increased 100 basis points as compared to Fiscal 2022, primarily due to an increase in incentive compensation, marketing, the 53rd reporting week and digital and technology expenses.

Other Operating Income, Net

	Fiscal 2023		Fiscal 2022
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Other operating income, net	$5,873	0.1%	$2,674	0.1%	—

For Fiscal 2023, other operating income, net, increased as compared to Fiscal 2022, primarily due to $0.9 million foreign currency gain recognized in Fiscal 2023.

Operating Income

	Fiscal 2023		Fiscal 2022
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Operating income	$484,671	11.3%	$92,648	2.5%	880
Excluded items:
Asset impairment charges (1)	4,436	0.1%	14,031	0.4%	(30)
Adjusted non-GAAP operating income	$489,107	11.4%	$106,679	2.9%	850
(1)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Interest Expense, Net

	Fiscal 2023		Fiscal 2022
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Interest expense	$30,352	0.7%	$30,236	0.8%	(10)
Interest income	(29,980)	(0.7)%	(4,604)	(0.1)%	(60)
Interest expense, net	$372	—%	$25,632	0.7%	(70)

For Fiscal 2023, interest expense, net, decreased 70 basis points as compared to Fiscal 2022. The net decrease can be attributable to higher interest income due to the increase in balance and rates received on deposits and money market accounts as compared to Fiscal 2022.

Abercrombie & Fitch Co.	36	2023 Form 10-K

Income Tax Expense

	Fiscal 2023		Fiscal 2022
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$148,886	30.7%	$56,631	84.5%
Excluded items:
Tax effect of pre-tax excluded items (1)	1,231		3,802
Adjusted non-GAAP income tax expense	$150,117	30.7%	$60,433	74.6%
(1)    Refer to “Operating Income” for details of pre-tax excluded items. The tax effect of pre-tax excluded items is the difference between the tax provision calculation on a GAAP basis and an adjusted non-GAAP basis. Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

The increase in income tax expense compared to Fiscal 2022 can be attributed to higher domestic income resulting from higher sales volume and higher AURs.

During Fiscal 2023, the Company did not recognize income tax benefits on $103.0 million of pre-tax losses, primarily in Switzerland, resulting in adverse tax impacts of $15.6 million. The primary driver relates to expense deleverage within the APAC and EMEA regions, although to a lesser extent than in the prior year.

During Fiscal 2022, the Company did not recognize income tax benefits on $136.5 million of pre-tax losses, primarily in Switzerland, resulting in adverse tax impacts of $20.0 million. The primary driver relates to lower sales volume, higher AUC and overall expense deleverage within the APAC and EMEA regions.

Refer to Note 11, “INCOME TAXES,” for further discussion on factors that impacted the effective tax rate in Fiscal 2023 and Fiscal 2022.

Net Income Attributable to A&F

	Fiscal 2023		Fiscal 2022
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Net income attributable to A&F	$328,123	7.7%	$2,816	0.1%	760
Excluded items, net of tax (1)	3,205	0.1%	10,229	0.3%	(20)
Adjusted non-GAAP net income attributable to A&F (2)	$331,328	7.7%	$13,045	0.4%	730
(1)    Excludes items presented above under “Operating Income,” and “Income Tax Expense.”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Net Income Per Diluted Share Attributable to A&F

	Fiscal 2023	Fiscal 2022	$ Change
Net income per diluted share attributable to A&F	$6.22	$0.05	$6.17
Excluded items, net of tax (1)	0.06	0.20	(0.14)
Adjusted non-GAAP net income per diluted share attributable to A&F	$6.28	$0.25	$6.03
Impact from changes in foreign currency exchange rates	—	(0.13)	0.13
Adjusted non-GAAP net income per diluted share attributable to A&F on a constant currency basis(2)	$6.28	$0.12	$6.16
(1)    Excludes items presented above under “Operating Income,” and “Income Tax Expense.”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Abercrombie & Fitch Co.	37	2023 Form 10-K

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company’s capital allocation strategy and priorities are reviewed by the A&F’s Board of Directors quarterly considering both liquidity and valuation factors. The Company believes that it will have adequate liquidity to fund operating activities for the next twelve months. The Company monitors financing market conditions and may in the future determine whether and when to amend, modify, repurchase, or restructure its ABL Facility and/or the Senior Secured Notes. For a discussion of the Company’s share repurchase activity and suspended dividend program, please see below under “Share repurchases and dividends.”

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

Over the next twelve months, the Company expects its primary cash requirements to be directed towards prioritizing investments in the business and continuing to fund operating activities, including the acquisition of inventory, and obligations related to compensation, marketing, data and technology, leases and any lease buyouts or modifications it may exercise, taxes and other operating activities. In addition, the Company continuously evaluates potential opportunities to strategically deploy excess cash and/or deleverage the balance sheet, depending on various factors, such as market and business conditions, including the Company’s ability to accelerate investments in the business. Such opportunities may include, but are not limited to, purchasing outstanding Senior Secured Notes or share repurchases.

The Company evaluates opportunities for investments in the business that are in line with initiatives that position the business for sustainable long-term growth that align with its strategic pillars as described within “ITEM 1. BUSINESS - STRATEGY AND KEY BUSINESS PRIORITIES.” Examples of potential investment opportunities include, but are not limited to, new store experiences, and investments in the Company’s digital revolution initiatives. Historically, the Company has utilized free cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as marketing, digital and omnichannel investments, information technology, and other projects. For Fiscal 2023, the Company used $157.8 million towards capital expenditures, down from $164.6 million of capital expenditures in Fiscal 2022. Total capital expenditures for Fiscal 2024 are expected to be approximately $170 million.

Share Repurchases and Dividends

In November 2021, A&F’s Board of Directors approved a $500 million share repurchase authorization. During Fiscal 2023, the Company did not repurchase any shares of its common stock pursuant to this share repurchase authorization. The Company has $232 million in share repurchase authorization remaining under the authorization approved in November 2021.

Historically, the Company has repurchased shares of its Common Stock from time to time, dependent on excess liquidity, market conditions, and business conditions, with the objectives of returning excess cash to shareholders and offsetting dilution from issuances of Common Stock associated with the exercise of employee stock appreciation rights and the vesting of restricted stock units. Shares may be repurchased in the open market, including pursuant to trading plans established in accordance with Rule 10b5-1 of the Exchange Act through privately negotiated transactions or other transactions or by a combination of such methods. Refer to “ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES” of this Annual Report on Form 10-K for the amount remaining available for purchase under the Company’s publicly announced share repurchase authorization.

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

Abercrombie & Fitch Co.	38	2023 Form 10-K

Credit Facility and Senior Secured Notes

As of February 3, 2024, the Company had $223.2 million of gross indebtedness outstanding under the Senior Secured Notes. During Fiscal 2023, A&F Management purchased $76.5 million of outstanding Senior Secured Notes and incurred a $2.0 million loss on extinguishment of debt, recognized in interest expense, net on the Consolidated Statements of Operations and Comprehensive Income (Loss).

In addition, the Amended and Restated Credit Agreement, as amended by the First Amendment, provides for the ABL Facility, which is a senior secured asset-based revolving credit facility of up to $400 million. On March 15, 2023, the Company entered into the First Amendment to the Amended and Restated Credit Agreement to eliminate LIBO rate based loans and to use the current market definitions with respect to the Secured Overnight Financing Rate (“SOFR”)”, as well as to make other conforming changes.

The Company did not have any borrowings outstanding under the ABL Facility as of February 3, 2024 or as of January 28, 2023.

Details regarding the remaining borrowing capacity under the ABL Facility as of February 3, 2024 follow:

(in thousands)	February 3, 2024
Loan cap	$332,891
Less: Outstanding stand-by letters of credit	(440)
Borrowing capacity	332,451
Less: Minimum excess availability (1)	(33,289)
Borrowing capacity available	$299,162
(1)    The Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility.

Refer to Note 12, “BORROWINGS,” for additional information.

Income Taxes

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S., without incurring additional federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019, are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds may be repatriated without incurring additional tax expense.

As of February 3, 2024, $247.3 million of the Company’s $900.9 million of cash and equivalents were held by foreign affiliates.

Refer to Note 11, “INCOME TAXES,” for additional details regarding the impact certain events related to the Company’s income taxes had on the Company’s Consolidated Financial Statements.

Analysis of Cash Flows

The table below provides certain components of the Company’s Consolidated Statements of Cash Flows for Fiscal 2023 and Fiscal 2022:

(in thousands)	Fiscal 2023	Fiscal 2022
Cash and equivalents, and restricted cash and equivalents, beginning of period	$527,569	$834,368
Net cash provided by (used for) operating activities	653,422	(2,343)
Net cash used for investing activities	(157,182)	(140,675)
Net cash used for financing activities	(111,201)	(155,329)
Effects of foreign currency exchange rate changes on cash	(2,923)	(8,452)
Net increase (decrease) in cash and equivalents, and restricted cash and equivalents	$382,116	$(306,799)
Cash and equivalents, and restricted cash and equivalents, end of period	$909,685	$527,569

Operating activities - For Fiscal 2023 net cash provided by operating activities included increased cash receipts as a result of the 16% year-over-year increase in net sales partially offset by increased payments to vendors, including additional rent payments made during the period due to fiscal calendar shifting relative to monthly rent due dates.

Abercrombie & Fitch Co.	39	2023 Form 10-K

Investing activities - For Fiscal 2023, net cash used for investing activities was primarily attributable to capital expenditures of $157.8 million as compared to net cash used for investing activities of $164.6 million in Fiscal 2022, primarily attributable to capital expenditures, partially offset by the proceeds from the withdrawal of $12.0 million of excess funds from Rabbi Trust assets and the sale of property and equipment of $11.9 million.

Financing activities - For Fiscal 2023, net cash used for financing activities primarily consisted of the purchase of $76.5 million of outstanding Senior Secured Notes for $78.0 million as well as amounts related to shares of Common Stock withheld (repurchased) to cover tax withholdings upon vesting of share-based compensation awards. For Fiscal 2022, net cash used for financing activities primarily consisted of the repurchase of approximately 4.8 million shares of Common Stock in the open market with a market value of approximately $126 million as well as the purchase of $8.0 million of outstanding Senior Secured Notes at a slight discount to par.
Contractual Obligations

As of February 3, 2024, the Company’s contractual obligations were as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$968,725	$228,719	$396,245	$247,000	$96,761
Purchase obligations (2)	289,241	242,469	32,110	4,438	10,224
Long-term debt obligations (3)	223,214	—	223,214	—	—
Other obligations (4)	119,975	49,546	21,064	20,123	29,242
Total	$1,601,155	$520,734	$672,633	$271,561	$136,227
(1)Operating lease obligations consist of the Company’s future undiscounted operating lease payments. Operating lease obligations do not include variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs. Total variable lease cost was $168.9 million in Fiscal 2023. Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Leases,” and Note 7, “LEASES,” for further discussion.
(2)Purchase obligations primarily consist of non-cancelable purchase orders for merchandise to be delivered during Fiscal 2024 and commitments for fabric expected to be used during upcoming seasons. In addition, purchase obligations include agreements to purchase goods or services, including, but not limited to, information technology, digital and marketing contracts, as well as estimated obligations related to the Company’s 13-year, 100% renewable energy supply agreement for its global home office and Company-owned distribution centers.
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

Due to uncertainty as to the amounts and timing of future payments, tax related to uncertain tax positions, including accrued interest and penalties, of $3.0 million as of February 3, 2024, is excluded from the contractual obligations table. Deferred taxes are also excluded in the contractual obligations table. For further discussion, refer to Note 11, “INCOME TAXES.”

As of February 3, 2024, the Company had recorded $4.7 million and $39.6 million of obligations related to its deferred compensation and supplemental retirement plans in accrued expenses and other liabilities on the Consolidated Balance Sheet, respectively. Amounts payable with known payment dates of $16.4 million have been classified in the contractual obligations table based on those scheduled payment dates. However, it is not reasonably practicable to estimate the timing and amounts for the remainder of these obligations, therefore, those amounts have been excluded in the contractual obligations table.

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

Abercrombie & Fitch Co.	40	2023 Form 10-K

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

The Company does not expect material changes to the underlying assumptions used to measure the LCNRV estimate as of February 3, 2024. However, actual results could vary from estimates and could significantly impact the ending inventory valuation at cost, as well as gross profit.

An increase or decrease in the LCNRV adjustment of 10% would have affected pre-tax loss by approximately $3.1 million for Fiscal 2023.

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
The Company does not expect material changes in the judgments, assumptions or interpretations used to calculate the tax provision for Fiscal 2024. However, changes in these judgments, assumptions or interpretations may occur and should those changes be significant, they could have a material impact on the Company’s income tax provision. As of the end of Fiscal 2023, the Company had recorded valuation allowances of $147.0 million

Long-lived Assets
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
Store assets that were tested for impairment as of February 3, 2024 and not impaired, had long-lived assets with a net book value of $11.8 million, which included $7.0 million of operating lease right-of-use assets as of February 3, 2024.

Store assets that were previously impaired as of February 3, 2024, had a remaining net book value of $63.5 million, which included $53.8 million of operating lease right-of-use assets, as of February 3, 2024.

If actual results are not consistent with the estimates and assumptions used in assessing impairment or measuring impairment losses, there may be a material impact on the Company’s financial condition or results of operation.

Abercrombie & Fitch Co.	41	2023 Form 10-K

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

Comparable sales

At times, the Company provides comparable sales, defined as the year-over-year percentage change in the aggregate of (1) sales for stores that have been open as the same brand at least one year and whose square footage has not been expanded or reduced by more than 20% within the past year, with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations, and (2) digital sales with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations. Comparable sales exclude revenue other than store and digital sales. Management uses comparable sales to understand the drivers of year-over-year changes in net sales and believes comparable sales can be a useful metric as it can assist investors in distinguishing the portion of the Company’s revenue attributable to existing locations from the portion attributable to the opening or closing of stores. The most directly comparable GAAP financial measure is change in net sales. In light of store closures related to COVID-19, comparable sales for periods prior to Fiscal 2023 included in this Annual Report on Form 10-K are not disclosed.

Excluded Items

The following financial measures are disclosed on a GAAP basis and on an adjusted non-GAAP basis excluding the following items, as applicable:

Financial measures (1)	Excluded items
Asset impairment	Certain asset impairment charges
Operating income	Certain asset impairment charges
Income tax expense (2)	Tax effect of pre-tax excluded items
Net income and net income per share attributable to A&F (2)	Pre-tax excluded items and the tax effect of pre-tax excluded items
(1)    Certain of these financial measures are also expressed as a percentage of net sales.
(2)    The tax effect of excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis.

Abercrombie & Fitch Co.	42	2023 Form 10-K

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

A reconciliation of financial metrics on a constant currency basis to GAAP for Fiscal 2023 and Fiscal 2022 is as follows:

(in thousands, except change in net sales, gross profit rate, operating margin and per share data)
Net sales	Fiscal 2023	Fiscal 2022	% Change
GAAP	$4,280,677	$3,697,751	16%
Impact from changes in foreign currency exchange rates	—	6,500	0%
Net sales on a constant currency basis	$4,280,677	$3,704,251	16%
Gross profit	Fiscal 2023	Fiscal 2022	BPS Change (1)
GAAP	$2,693,412	$2,104,538	600
Impact from changes in foreign currency exchange rates	—	(8,969)	30
Gross profit on a constant currency basis	$2,693,412	$2,095,569	630
Operating income	Fiscal 2023	Fiscal 2022	BPS Change (1)
GAAP	$484,671	$92,648	880
Excluded items (2)	(4,436)	(14,031)	(30)
Adjusted non-GAAP	$489,107	$106,679	850
Impact from changes in foreign currency exchange rates	—	(9,608)	30
Adjusted non-GAAP on a constant currency basis	$489,107	$97,071	880
Net income per diluted share attributable to A&F	Fiscal 2023	Fiscal 2022	$ Change
GAAP	$6.22	$0.05	$6.17
Excluded items, net of tax (2)	(0.06)	(0.20)	(0.14)
Adjusted non-GAAP	$6.28	$0.25	$6.03
Impact from changes in foreign currency exchange rates	—	(0.13)	0.13
Adjusted non-GAAP on a constant currency basis	$6.28	$0.12	$6.16

(1)    The estimated basis point change has been rounded based on the percentage of net sales change.
(2)    Refer to “RESULTS OF OPERATIONS,” for details on excluded items. The tax effect of excluded items is calculated as the difference between the tax provision on a GAAP basis and an adjusted non-GAAP basis.

Abercrombie & Fitch Co.	43	2023 Form 10-K

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

INVESTMENT SECURITIES

The Company’s investment securities consist of cash equivalents in financial instruments, primarily money market funds and time deposits, with original maturities of three months or less. Due to the short-term nature of these instruments, changes in interest rates are not expected to materially affect the fair value of these financial instruments.

Refer to Note 9, “RABBI TRUST ASSETS,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for a discussion of the Company’s Rabbi Trust assets.

INTEREST RATE RISK

Prior to July 2, 2020, the Company’s exposure to market risk due to changes in interest rates related primarily to the increase or decrease in the amount of interest expense from fluctuations in the LIBO rate, or an alternate base rate associated with the ABL Facility and the Company’s former term loan facility (the “Term Loan Facility”). On July 2, 2020, the Company issued the Senior Secured Notes due in 2025 with an 8.75% fixed interest rate per annum and repaid all outstanding borrowings under the ABL Facility and its prior term loan facility, thereby eliminating any then existing cash flow market risk due to changes in interest rates. The Senior Secured Notes are exposed to interest rate risk that is limited to changes in fair value. This analysis for Fiscal 2024 may differ from actual results due to potential changes in gross borrowings outstanding under the ABL Facility and potential changes in interest rate terms and limitations described within the Amended and Restated Credit Agreement.

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

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. dollar against the exchange rates for foreign currencies under forward contracts. Such a hypothetical devaluation would decrease derivative instrument fair values by approximately $9.0 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair values would be expected to be largely offset by the net change in fair values of the underlying hedged items. Refer to Note 14, “DERIVATIVE INSTRUMENTS,” included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for the fair value of outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of February 3, 2024 and January 28, 2023.

For a detailed discussion of material risk factors that have the potential to cause our actual results to differ materially from our expectations, refer to “ITEM 1A. RISK FACTORS,” included in this Annual Report on Form 10-K.

Abercrombie & Fitch Co.	44	2023 Form 10-K

Item 8. Financial Statements and Supplementary Data

Abercrombie & Fitch Co.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Thousands, except per share amounts)

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Net sales	$4,280,677	$3,697,751	$3,712,768
Cost of sales, exclusive of depreciation and amortization	1,587,265	1,593,213	1,400,773
Gross profit	2,693,412	2,104,538	2,311,995
Stores and distribution expense	1,571,737	1,496,962	1,440,423
Marketing, general and administrative expense	642,877	517,602	536,815
Other operating income, net	(5,873)	(2,674)	(8,327)
Operating income	484,671	92,648	343,084
Interest expense	30,352	30,236	37,958
Interest income	(29,980)	(4,604)	(3,848)
Income before income taxes	484,299	67,016	308,974
Income tax expense	148,886	56,631	38,908
Net income	335,413	10,385	270,066
Less: Net income attributable to noncontrolling interests	7,290	7,569	7,056
Net income attributable to A&F	$328,123	$2,816	$263,010

Net income per share attributable to A&F
Basic	$6.53	$0.06	$4.41
Diluted	$6.22	$0.05	$4.20

Weighted-average shares outstanding
Basic	50,250	50,307	59,597
Diluted	52,726	52,327	62,636

Other comprehensive income (loss)
Foreign currency translation, net of tax	$(3,879)	$(11,964)	$(22,917)
Derivative financial instruments, net of tax	5,438	(10,857)	10,518
Other comprehensive income (loss)	1,559	(22,821)	(12,399)
Comprehensive income (loss)	336,972	(12,436)	257,667
Less: Comprehensive income attributable to noncontrolling interests	7,290	7,569	7,056
Comprehensive income (loss) attributable to A&F	$329,682	$(20,005)	$250,611

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.	45	2023 Form 10-K

Abercrombie & Fitch Co.
Consolidated Balance Sheets
(Thousands, except par value amounts)

	February 3, 2024	January 28, 2023
Assets
Current assets:
Cash and equivalents	$900,884	$517,602
Receivables	78,346	104,506
Inventories	469,466	505,621
Other current assets	88,569	100,289
Total current assets	1,537,265	1,228,018
Property and equipment, net	538,033	551,585
Operating lease right-of-use assets	678,256	723,550
Other assets	220,679	209,947
Total assets	$2,974,233	$2,713,100
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$296,976	$258,895
Accrued expenses	436,655	413,303
Short-term portion of operating lease liabilities	179,625	213,979
Income taxes payable	53,564	16,023
Total current liabilities	966,820	902,200
Long-term liabilities:
Long-term portion of operating lease liabilities	646,624	713,361
Long-term portion of borrowings, net	222,119	296,852
Other liabilities	88,683	94,118
Total long-term liabilities	957,426	1,104,331
Stockholders’ equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	421,609	416,255
Retained earnings	2,643,629	2,368,815
Accumulated other comprehensive loss, net of tax (“AOCL”)	(135,968)	(137,527)
Treasury stock, at average cost: 52,800 and 54,298 shares at February 3, 2024 and January 28, 2023, respectively	(1,895,143)	(1,953,735)
Total A&F stockholders’ equity	1,035,160	694,841
Noncontrolling interests	14,827	11,728
Total stockholders’ equity	1,049,987	706,569
Total liabilities and stockholders’ equity	$2,974,233	$2,713,100

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.	46	2023 Form 10-K

Abercrombie & Fitch Co.
Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)

	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, January 30, 2021	62,399	$1,033	$401,283	$12,684	$2,149,470	$(102,307)	40,901	$(1,512,851)	$949,312
Net income	—	—	—	7,056	263,010	—	—	—	270,066
Purchase of common stock	(10,200)	—	—	—	—	—	10,200	(377,290)	(377,290)
Share-based compensation issuances and exercises	786	—	(17,397)	—	(26,324)	—	(786)	30,558	(13,163)
Share-based compensation expense	—	—	29,304	—	—	—	—	—	29,304
Derivative financial instruments, net of tax	—	—	—	—	—	10,518	—	—	10,518
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(22,917)	—	—	(22,917)
Distributions to noncontrolling interests, net	—	—	—	(8,506)	—	—	—	—	(8,506)
Balance, January 29, 2022	52,985	$1,033	$413,190	$11,234	$2,386,156	$(114,706)	50,315	$(1,859,583)	$837,324
Net income	—	—	—	7,569	2,816	—	—	—	10,385
Purchase of common stock	(4,770)	—	—	—	—	—	4,770	(125,775)	(125,775)
Share-based compensation issuances and exercises	787	—	(25,930)	—	(20,157)	—	(787)	31,623	(14,464)
Share-based compensation expense	—	—	28,995	—	—	—	—	—	28,995
Derivative financial instruments, net of tax	—	—	—	—	—	(10,857)	—	—	(10,857)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(11,964)	—	—	(11,964)
Distributions to noncontrolling interests, net	—	—	—	(7,075)	—	—	—	—	(7,075)
Balance, January 28, 2023	49,002	$1,033	$416,255	$11,728	$2,368,815	$(137,527)	54,298	$(1,953,735)	$706,569
Net income	—	—	—	7,290	328,123	—	—	—	335,413
Purchase of common stock	—	—	—	—	—	—	—	—	—
Share-based compensation issuances and exercises	1,498	—	(34,768)	—	(53,309)	—	(1,498)	58,592	(29,485)
Share-based compensation expense	—	—	40,122	—	—	—	—	—	40,122
Derivative financial instruments, net of tax	—	—	—	—	—	5,438	—	—	5,438
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(3,879)	—	—	(3,879)
Distributions to noncontrolling interests, net	—	—	—	(4,191)	—	—	—	—	(4,191)
Balance, February 3, 2024	50,500	$1,033	$421,609	$14,827	$2,643,629	$(135,968)	52,800	$(1,895,143)	$1,049,987

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.	47	2023 Form 10-K

Abercrombie & Fitch Co.
Consolidated Statements of Cash Flows
(Thousands)

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Operating activities
Net income	$335,413	$10,385	$270,066
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	141,104	132,243	144,035
Asset impairment	8,289	14,031	12,100
Loss on disposal	6,408	552	5,020
(Benefit) provision for deferred income taxes	(4,743)	11,500	(31,922)
Share-based compensation	40,122	28,995	29,304
Loss (gain) on extinguishment of debt	1,975	(52)	5,347
Changes in assets and liabilities
Inventories	35,043	18,505	(123,221)
Accounts payable and accrued expenses	82,925	(115,152)	77,910
Operating lease right-of use assets and liabilities	(55,646)	(18,495)	(93,827)
Income taxes	35,806	(7,390)	(3,086)
Other assets	33,623	(86,923)	396
Other liabilities	(6,897)	9,458	(14,340)
Net cash provided by (used for) operating activities	653,422	(2,343)	277,782
Investing activities
Purchases of property and equipment	(157,797)	(164,566)	(96,979)
Proceeds from the sale of property and equipment	615	11,891	—
Withdrawal of funds from Rabbi Trust assets	—	12,000	—
Net cash used for investing activities	(157,182)	(140,675)	(96,979)
Financing activities
Purchase of senior secured notes	(77,972)	(7,862)	(46,969)
Payment of debt issuance costs and fees	(180)	(181)	(2,016)
Purchases of common stock	—	(125,775)	(377,290)
Other financing activities	(33,049)	(21,511)	(20,623)
Net cash used for financing activities	(111,201)	(155,329)	(446,898)
Effect of foreign currency exchange rates on cash	(2,923)	(8,452)	(23,694)
Net increase (decrease) in cash and equivalents, and restricted cash and equivalents	382,116	(306,799)	(289,789)
Cash and equivalents, and restricted cash and equivalents, beginning of period	527,569	834,368	1,124,157
Cash and equivalents, and restricted cash and equivalents, end of period	$909,685	$527,569	$834,368
Supplemental information related to non-cash activities
Purchases of property and equipment not yet paid at end of period	$35,568	$57,313	$29,932
Operating lease right-of-use assets additions, net of terminations, impairments and other reductions	$155,184	$269,430	$29,241
Supplemental information related to cash activities
Cash paid for interest	$24,891	$26,687	$28,413
Cash paid for income taxes	$120,448	$53,011	$74,709
Cash received from income tax refunds	$1,843	$3,701	$2,292
Cash paid for amounts included in measurement of operating lease liabilities	$296,834	$263,269	$364,842

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.	48	2023 Form 10-K

Abercrombie & Fitch Co.

Index for Notes to Consolidated Financial Statements

Abercrombie & Fitch Co.	49	2023 Form 10-K

Abercrombie & Fitch Co.
Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as the “Company”), is a global, digitally-led omnichannel retailer. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids, which are sold primarily through its Company-owned stores and digital channels, as well as through various third-party arrangements.

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

The Company’s brands include Abercrombie brands, which includes Abercrombie & Fitch and abercrombie kids, and Hollister brands, which includes Hollister and Gilly Hicks. These brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying Consolidated Financial Statements include historical financial statements of, and transactions applicable to, the Company and reflect its financial position, results of operations and cash flows.

The Company has interests in an Emirati business venture and in a Kuwaiti business venture with Majid al Futtaim Fashion L.L.C. (“MAF”) and a “U.S.” business venture with Dixar L.L.C. (“Dixar”), each of which meets the definition of a variable interest entity (“VIE”). The purpose of the business ventures with MAF is to operate stores in the United Arab Emirates and Kuwait and the purpose of the business venture with Dixar is to hold certain intellectual property assets related to the Social Tourist product. The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the operating results, assets and liabilities of these VIEs, with the noncontrolling interests’ (“NCI”) portions of net income presented as net income attributable to NCI on the Consolidated Statements of Operations and Comprehensive Income (Loss) and the NCI portion of stockholders equity presented as NCI on the Consolidated Balance Sheets.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. This typically results in a fifty-two week year, but occasionally gives rise to an additional week, resulting in a fifty-three week year, as is the case in Fiscal 2023. Fiscal years are designated in the Consolidated Financial Statements and notes by the calendar year in which the fiscal year commences. All references herein to the Company’s fiscal years are as follows:

Fiscal year	Year ended/ ending	Number of weeks
Fiscal 2020	January 30, 2021	52
Fiscal 2021	January 29, 2022	52
Fiscal 2022	January 28, 2023	52
Fiscal 2023	February 3, 2024	53
Fiscal 2024	February 1, 2025	52

Use of Estimates

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved with estimates, actual results may differ. Additionally, these estimates and assumptions may change as a result of the impact of global economic conditions such as the uncertainty regarding a slowing economy, rising interest rates, continued inflation, fluctuation in foreign exchange rates, the ongoing conflicts between Russia and Ukraine and Israel and Hamas which could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Abercrombie & Fitch Co.	50	2023 Form 10-K

Abercrombie & Fitch Co.

Reclassifications

The Company reclassified asset impairment charges into stores and distribution expense on the Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, the Company expanded the presentation of interest expense, net to present interest expense and interest income on the Consolidated Statements of Operations and Comprehensive Income (Loss). There were no changes to operating income (loss) or net income (loss). Prior period amounts have been reclassified to conform to current year’s presentation.

Cash and Equivalents

A summary of cash and equivalents on the Consolidated Balance Sheets follows:

(in thousands)	February 3, 2024	January 28, 2023
Cash (1)	$524,735	$467,238
Cash equivalents: (2)
Time deposits	26,975	—
Money market funds	349,174	50,364
Cash and equivalents	$900,884	$517,602
(1)    Primarily consists of amounts on deposit with financial institutions.
(2)    Investments with original maturities of less than three months.

Consolidated Statements of Cash Flows Reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Consolidated Statements of Cash Flows:

(in thousands)	Location	February 3, 2024	January 28, 2023	January 29, 2022
Cash and equivalents	Cash and equivalents	$900,884	$517,602	$823,139
Long-term restricted cash and equivalents (1)	Other assets	8,801	9,967	11,229
Cash and equivalents and restricted cash and equivalents		$909,685	$527,569	$834,368
(1)    Restricted cash and equivalents primarily consists of amounts on deposit with banks that are used as collateral for customary non-debt banking commitments and deposits into trust accounts to conform to standard insurance security requirements.

Receivables

Receivables on the Consolidated Balance Sheets primarily include credit card receivables, lessor construction allowance and lease incentive receivables, value added tax (“VAT”) receivables and trade receivables or refunds.

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

Additionally, as part of inventory valuation, inventory shrinkage estimates based on historical trends from actual physical inventories are made each quarter that reduce the inventory value for lost or stolen items. The Company performs physical inventories on a periodic basis and adjusts the gross inventory balance and shrink estimate accordingly. Refer to Note 5, “INVENTORIES.”

The Company’s global sourcing of merchandise is generally negotiated, contracted, and settled in U.S. Dollars.

Abercrombie & Fitch Co.	51	2023 Form 10-K

Abercrombie & Fitch Co.

Other Current Assets

Other current assets on the Consolidated Balance Sheets consist of: prepaid expenses including those related to rent, information technology maintenance and taxes; current store supplies; derivative contracts and other.

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

As the rates implicit in the Company’s leases are not readily determinable, the Company uses its incremental borrowing rate, based on the local economic environment and the duration of the lease term, for the initial measurement of the operating lease right-of-use asset and liability.

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

Abercrombie & Fitch Co.	52	2023 Form 10-K

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

Amortization and interest expense related to operating lease right-of-use assets and liabilities are generally calculated on a straight-line basis over the lease term. Amortization and interest expense related to previously impaired operating lease right-of-use assets are calculated on a front-loaded pattern. Depending on the nature of the operating lease, amortization and interest expense are primarily recorded within stores and distribution expense, marketing, or general and administrative expense, on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Refer to Note 8, “ASSET IMPAIRMENT.”

Other Assets

Other assets on the Consolidated Balance Sheets consist primarily of the Company’s trust-owned life insurance policies held in the irrevocable rabbi trust (the “Rabbi Trust”), deferred tax assets, long-term deposits, intellectual property, long-term restricted cash and equivalents, long-term supplies, certain costs incurred to develop internal-use computer software during the application development stage and various other assets.

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

Refer to Note 9, “RABBI TRUST ASSETS.”

Abercrombie & Fitch Co.	53	2023 Form 10-K

Abercrombie & Fitch Co.

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

As of February 3, 2024 and January 28, 2023, $72.4 million and $68.4 million of SCF program liabilities were recorded in accounts payable in the Consolidated Balance Sheets, respectively, and reflected as a cash flow from operating activities in the Consolidated Statements of Cash Flows when settled

Income Taxes

Income taxes are calculated using the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences are expected to reverse. Inherent in the determination of the Company’s income tax liability and related deferred income tax balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. The Company is subject to audit by taxing authorities, usually several years after tax returns have been filed, and the taxing authorities may have differing interpretations of tax laws. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Refer to Note 11, “INCOME TAXES.”

Abercrombie & Fitch Co.	54	2023 Form 10-K

Abercrombie & Fitch Co.

Foreign Currency Translation and Transactions

The functional currencies of the Company’s foreign subsidiaries are generally the currencies of the environments in which each subsidiary primarily generates and expends cash, which is often the local currency of the country in which each subsidiary operates. The financial statements of the Company’s foreign subsidiaries with functional currencies other than the U.S. Dollar are translated into U.S. Dollars (the Company’s reporting currency) as follows: assets and liabilities are translated at the exchange rate prevailing at the balance sheet date, equity accounts are translated at historical exchange rates, and revenues and expenses are translated at the monthly average exchange rate for the period.

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

Abercrombie & Fitch Co.	55	2023 Form 10-K

Abercrombie & Fitch Co.

Refer to Note 14, “DERIVATIVE INSTRUMENTS.”

Stockholders’ Equity

A summary of the Company’s Class A Common Stock, $0.01 par value, and Class B Common Stock, $0.01 par value, follows:

(in thousands)	February 3, 2024	January 28, 2023
Class A Common Stock
Shares authorized	150,000	150,000
Shares issued	103,300	103,300
Shares outstanding	50,500	49,002
Class B Common Stock (1)
Shares authorized	106,400	106,400
(1)    No shares were issued or outstanding as of each of February 3, 2024 and January 28, 2023.

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

Abercrombie & Fitch Co.	56	2023 Form 10-K

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

A summary of shipping and handling costs, which includes costs incurred to store, move and prepare product for shipment and costs incurred to physically move product to our customers across channels, follows:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Shipping and handling costs	$362,545	$356,280	$306,220

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

Other Operating Income, Net

Other operating income, net on the Consolidated Statements of Operations and Comprehensive Income (Loss) primarily consists of gains and losses resulting from foreign-currency-denominated transactions. A summary of foreign-currency-denominated transaction gains (losses), including those related to derivative instruments, follows:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Foreign-currency-denominated transaction gains (losses)	$1,936	$(1,626)	$4,232

Interest Expense and Interest Income

Interest expense primarily consists of interest expense on the Company’s long-term borrowings outstanding. Interest income primarily consists of interest income earned on the Company’s investments and cash holdings and realized gains from the Rabbi Trust assets.

Abercrombie & Fitch Co.	57	2023 Form 10-K

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

A summary of advertising costs follows:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Advertising costs	$217,276	$189,347	$204,575

Share-based Compensation

The Company issues shares of Class A Common Stock, $0.01 par value (the “Common Stock”) from treasury stock upon exercise of stock appreciation rights and vesting of restricted stock units, including those converted from performance share awards. As of February 3, 2024, the Company had sufficient treasury stock available to settle restricted stock units and stock appreciation rights outstanding. Settlement of stock awards in Common Stock also requires that the Company have sufficient shares available in stockholder-approved plans at the applicable time.

In the event there are not sufficient shares of Common Stock available to be issued under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors (as amended effective May 20, 2020, the “2016 Directors LTIP”) and the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates (as amended effective June 8, 2023, the “2016 Associates LTIP”), or under a successor or replacement plan at each reporting date as of which share-based compensation awards remain outstanding, the Company may be required to designate some portion of the outstanding awards to be settled in cash, which would result in liability classification of such awards. The fair value of liability-classified awards would be re-measured each reporting date until such awards no longer remain outstanding or until sufficient shares of Common Stock become available to be issued under the existing plans or under a successor or replacement plan. As long as the awards are required to be classified as a liability, the change in fair value would be recognized in current period expense based on the requisite service period rendered.

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

Refer to Note 13, “SHARE-BASED COMPENSATION.”

Abercrombie & Fitch Co.	58	2023 Form 10-K

Abercrombie & Fitch Co.

Net Income per Share Attributable to A&F

Net income per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of Common Stock. Additional information pertaining to net income per share attributable to A&F follows:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Shares of Common Stock issued	103,300	103,300	103,300
Weighted-average treasury shares	(53,050)	(52,993)	(43,703)
Weighted-average — basic shares	50,250	50,307	59,597
Dilutive effect of share-based compensation awards	2,476	2,020	3,039
Weighted-average — diluted shares	52,726	52,327	62,636
Anti-dilutive shares (1)	541	2,233	1,002

(1)Reflects the total number of shares related to outstanding share-based compensation awards that have been excluded from the computation of net income (loss) per diluted share because the impact would have been anti-dilutive. Unvested contingently issuable shares related to restricted stock units with performance-based and market-based vesting conditions can achieve up to 200% of their target vesting amount and are reflected at the maximum vesting amount less any dilutive portion.

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
January 29, 2023
The Company adopted the changes to the standard under the retrospective method in the first quarter of Fiscal 2023, except for roll-forward information, which is effective for fiscal years beginning after December 15, 2023. Other than the new disclosure requirements, the adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

Standards not yet adopted
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
The update modifies the disclosure/presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.
Other than the new disclosure requirements, the adoption of this guidance will not have a significant impact on the Company's consolidated financial statements.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. For public business entities (PBEs), the requirement will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted.
Other than the new disclosure requirements, the adoption of this guidance will not have a significant impact on the Company's consolidated financial statements.

Abercrombie & Fitch Co.	59	2023 Form 10-K

Abercrombie & Fitch Co.

3. REVENUE RECOGNITION

Disaggregation of revenue

All revenues are recognized in net sales in the Consolidated Statements of Operations and Comprehensive Income (Loss). For information regarding the disaggregation of revenue, refer to Note 17, “SEGMENT REPORTING.”

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of February 3, 2024, January 28, 2023 and January 29, 2022:

(in thousands)	February 3, 2024	January 28, 2023	January 29, 2022
Gift card liability (1)	$41,144	$39,235	$36,984
Loyalty programs liability	27,937	25,640	22,757
(1)Includes $20.0 million and $16.4 million of revenue recognized during Fiscal 2023 and Fiscal 2022, respectively, that was included in the gift card liability at the beginning of January 28, 2023 and January 29, 2022, respectively.

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for Fiscal 2023, Fiscal 2022, and Fiscal 2021:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Revenue associated with gift card redemptions and gift card breakage	$112,749	$98,488	$80,088
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	56,406	48,624	45,417

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
•Level 2—inputs are other than quoted market prices included within Level 1 that are observable for assets or liabilities, directly or indirectly.
•Level 3—inputs to the valuation methodology are unobservable.

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

Abercrombie & Fitch Co.	60	2023 Form 10-K

Abercrombie & Fitch Co.

The three levels of the hierarchy and the distribution of the Company’s assets and liabilities that are measured at fair value on a recurring basis, were as follows:

	Assets and Liabilities at Fair Value as of February 3, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$349,174	$26,975	$—	$376,149
Derivative instruments (2)	—	1,092	—	1,092
Rabbi Trust assets (3)	1,164	52,521	—	53,685
Restricted cash equivalents (1)	4,282	1,420	—	5,702
Total assets	$354,620	$82,008	$—	$436,628

Liabilities:
Derivative instruments (2)	$—	$539	$—	$539
Total liabilities	$—	$539	$—	$539

	Assets and Liabilities at Fair Value as of January 28, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$50,364	$—	$—	$50,364
Derivative instruments (2)	—	32	—	32
Rabbi Trust assets (3)	1	51,681	—	51,682
Restricted cash equivalents (1)	1,690	5,174	—	6,864
Total assets	$52,055	$56,887	$—	$108,942

Liabilities:
Derivative instruments (2)	$—	$4,986	$—	$4,986
Total liabilities	$—	$4,986	$—	$4,986

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

Fair Value of Long-term Borrowings

The Company’s borrowings under the Senior Secured Notes are carried at historical cost in the Consolidated Balance Sheets. The carrying amount and fair value of the Company’s long-term gross borrowings were as follows:

(in thousands)	February 3, 2024	January 28, 2023
Gross borrowings outstanding, carrying amount	$223,214	$299,730
Gross borrowings outstanding, fair value	226,004	304,975

Abercrombie & Fitch Co.	61	2023 Form 10-K

Abercrombie & Fitch Co.

5. INVENTORIES

Inventories consisted of:

(in thousands)	February 3, 2024	January 28, 2023
Inventories at original cost	$500,020	$541,299
Less: Lower of cost and net realizable value adjustment	(30,554)	(35,678)
Inventories (1)	$469,466	$505,621

(1)     Included $103.5 million and $93.7 million of inventory in transit, merchandise owned by the Company that has not yet been received at a Company DC, as of February 3, 2024 and January 28, 2023, respectively.

A summary of the Company’s vendors based on location and the percentage of cost of merchandise receipts during Fiscal 2023, Fiscal 2022 and Fiscal 2021 follows:

	% of Total Company Merchandise Receipts (1)
Location	Fiscal 2023	Fiscal 2022	Fiscal 2021
Vietnam	34%	33%	36%
Cambodia	19	17	16
India	12	9	6
China (2)	9	13	14
Other (3)	26	28	28
Total	100%	100%	100%

(1)    Calculated as the cost of merchandise receipts from all vendors within a country during the respective fiscal year divided by cost of total merchandise receipts during the respective fiscal year.
(2)    Only a portion of the Company’s total merchandise sourced from China is subject to the additional U.S. tariffs on imported consumer goods that were effective beginning in Fiscal 2019. The Company estimates approximately 7%, 9% and 9% of total merchandise receipts were directly imported to the United States from China in Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.
(3)    No country included within this category sourced more than 10% of total merchandise receipts during any fiscal year presented above.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Inventories,” for discussion regarding significant accounting policies related to the Company’s inventories.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	February 3, 2024	January 28, 2023
Land	$28,599	$28,599
Buildings	238,185	232,996
Furniture, fixtures and equipment	632,056	611,277
Information technology	718,693	685,539
Leasehold improvements	846,097	888,464
Construction in progress	44,359	68,984
Other	1,195	2,003
Total	2,509,184	2,517,862
Less: Accumulated depreciation	(1,971,151)	(1,966,277)
Property and equipment, net	$538,033	$551,585

Depreciation expense for Fiscal 2023, Fiscal 2022 and Fiscal 2021 was $138.5 million, $129.7 million and $141.4 million, respectively.

Refer to Note 8, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during Fiscal 2023, Fiscal 2022 and Fiscal 2021.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Property and equipment, net,” for discussion regarding significant accounting policies related to the Company’s property and equipment, net.

Abercrombie & Fitch Co.	62	2023 Form 10-K

Abercrombie & Fitch Co.

7. LEASES

The Company is a party to leases related to its Company-operated retail stores as well as for certain of its DCs, office space, information technology and equipment.

The following table provides a summary of the Company’s operating lease costs for Fiscal 2023, Fiscal 2022 and Fiscal 2021:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Single lease cost (1)	$248,567	$246,824	$272,246
Variable lease cost (2)	168,881	150,909	110,889
Operating lease right-of-use asset impairment (3)	1,440	6,248	9,509
Sublease income	(3,949)	(3,826)	(4,292)
Total operating lease cost	$414,939	$400,155	$388,352
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

The following table provides the weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rate used to calculate the Company’s operating lease liabilities as of February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
Weighted-average remaining lease term (years)	4.7	5.3
Weighted-average discount rate	6.7%	6.3%

The following table provides a maturity analysis of the Company’s operating lease liabilities, based on undiscounted cash flows, as of February 3, 2024:

(in thousands)	February 3, 2024
Fiscal 2024	$228,719
Fiscal 2025	220,039
Fiscal 2026	176,206
Fiscal 2027	140,281
Fiscal 2028	106,719
Fiscal 2029 and thereafter	96,761
Total undiscounted operating lease payments	968,725
Less: Imputed interest	(142,475)
Present value of operating lease liabilities	$826,249

During Fiscal 2020, the Company entered into a sublease agreement with a third party for the remaining lease term of one of its European Abercrombie & Fitch flagship store locations upon its closure. As of February 3, 2024, future minimum tenant operating lease payments remaining under this sublease were $15.5 million with a remaining sublease term of 3.8 years.

The Company had minimum commitments related to operating lease contracts that have not yet commenced, primarily for its Company-operated retail stores, of approximately $29.1 million as of February 3, 2024.

Abercrombie & Fitch Co.	63	2023 Form 10-K

Abercrombie & Fitch Co.

8. ASSET IMPAIRMENT

The following table provides additional details related to long-lived asset impairment charges:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Operating lease right-of-use asset impairment	$1,441	$6,248	$9,509
Property and equipment asset impairment (1)	6,848	7,783	2,591
Total asset impairment (2)	$8,289	$14,031	$12,100
(1) Amounts for Fiscal 2022 include store asset impairment of $4.8 million and other asset impairment of $3.0 million. Amounts for Fiscal 2023 and Fiscal 2021 only include store asset impairment.
(2)Included in Stores and distribution expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Asset impairment charges for Fiscal 2023 were related to certain of the Company’s assets including stores across brands, primarily in the Americas and EMEA segments. The impairment charges for Fiscal 2023 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $28.1 million, including $23.7 million related to operating lease right-of-use assets.

Asset impairment charges for Fiscal 2022 were related to certain of the Company’s stores across brands, segments and store formats and other assets. The impairment charges for Fiscal 2022 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $39.7 million, including $37.0 million related to operating lease right-of-use assets.

Asset impairment charges for Fiscal 2021 were principally the result of the impact of COVID-19 and were related to certain of the Company’s stores across brands, segments and store formats. The impairment charges for Fiscal 2021 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $18.1 million, including $15.6 million related to operating lease right-of-use assets.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Long-lived Asset Impairment,” for discussion regarding significant accounting policies related to impairment of the Company’s long-lived assets.

9. RABBI TRUST ASSETS

Investments of Rabbi Trust assets consisted of the following as of February 3, 2024 and January 28, 2023:

(in thousands)	February 3, 2024	January 28, 2023
Trust-owned life insurance policies (at cash surrender value)	$52,521	$51,681
Money market funds	1,164	1
Rabbi Trust assets	$53,685	$51,682

Realized gains resulting from the change in cash surrender value and benefits paid pursuant to the trust-owned life insurance policies of the Rabbi Trust assets for Fiscal 2023, Fiscal 2022 and Fiscal 2021 were as follows:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Realized gains related to Rabbi Trust assets	$1,978	$1,409	$1,483

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Rabbi Trust Assets,” for further discussion related to the Company’s Rabbi Trust assets.

Abercrombie & Fitch Co.	64	2023 Form 10-K

Abercrombie & Fitch Co.

10. ACCRUED EXPENSES

Accrued expenses consisted of:

(in thousands)	February 3, 2024	January 28, 2023
Accrued payroll and related costs (1)	$100,825	$70,815
Accrued costs related to the Company’s DCs and digital operations	33,220	38,729
Other (2)	302,610	303,759
Accrued expenses	$436,655	$413,303
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

11. INCOME TAXES

Impact of valuation allowances and other tax benefits during Fiscal 2023

During Fiscal 2023, the Company did not recognize income tax benefits on $103.0 million of pre-tax losses, primarily in Switzerland, resulting in adverse tax impacts of $15.6 million.

As of February 3, 2024, the Company had foreign net deferred tax assets of approximately $36.7 million, including $7.6 million, $7.5 million, and $12.6 million in China, Japan, and the United Kingdom, respectively. While the Company believes that these net deferred tax assets are more-likely-than-not to be realized, it is not a certainty, as the Company continues to evaluate and respond to emerging situations. Should circumstances change, the net deferred tax assets may become subject to additional valuation allowances in the future. Additional valuation allowances would result in additional tax expense.

Impact of valuation allowances and other tax benefits during Fiscal 2022

During Fiscal 2022, the Company did not recognize income tax benefits on $136.5 million of pre-tax losses, primarily in Switzerland, resulting in adverse tax impacts of $20.0 million.

As of January 28, 2023, the Company had foreign net deferred tax assets of approximately $43.8 million, including $8.0 million, $9.1 million, and $15.6 million in China, Japan, and the United Kingdom, respectively.

Impact of valuation allowances and other tax charges during Fiscal 2021

During Fiscal 2021, as a result of the improvement seen in business conditions, the Company recognized $42.5 million of tax benefits due to the release of valuation allowances, primarily in the U.S. and Germany, and a discrete tax benefit of $3.9 million due to a rate change in the United Kingdom. The Company did not recognize income tax benefits on $25.3 million of pre-tax losses generated in Fiscal 2022, primarily in Switzerland, resulting in adverse tax impacts of $4.6 million.

As of January 29, 2022, the Company had foreign net deferred tax assets of approximately $54.6 million, including $9.7 million, $12.2 million, and $20.1 million in China, Japan, and the United Kingdom, respectively.

Components of Income Taxes

Income before income taxes consisted of:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Domestic (1)	$526,967	$152,608	$283,793
Foreign	(42,668)	(85,592)	25,181
Income before income taxes	$484,299	$67,016	$308,974
(1)    Includes intercompany charges to foreign affiliates for management fees, cost-sharing, royalties and interest and excludes a portion of foreign income that is currently includable on the U.S. federal income tax return.

Abercrombie & Fitch Co.	65	2023 Form 10-K

Abercrombie & Fitch Co.

Income tax expense consisted of:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Current:
Federal	$113,765	$25,577	$51,321
State	32,299	10,371	14,061
Foreign	7,565	9,183	5,448
Total current	$153,629	$45,131	$70,830

Deferred:
Federal	$(9,160)	$4,586	$(15,401)
State	(1,196)	122	(8,995)
Foreign	5,613	6,792	(7,526)
Total deferred	(4,743)	11,500	(31,922)
Income tax expense	$148,886	$56,631	$38,908

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S., without incurring additional federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019, are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds may be repatriated without incurring additional tax expense.

Reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
U.S. Federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of U.S. federal income tax effect	4.9	12.4	4.4
Net change in valuation allowances	3.4	30.7	(19.7)
Foreign taxation of non-U.S. operations (1)	1.4	16.2	3.5
Internal Revenue Code Section 162(m)	1.4	4.6	1.6
Additional U.S. taxation of non-U.S.operations	0.1	1.3	0.6
Audit and other adjustments to prior years' accruals, net	(0.2)	5.9	4.7
Net income attributable to noncontrolling interests	(0.3)	(2.4)	(0.5)
Credit for increasing research activities	(0.5)	(2.5)	(0.6)
Tax benefit recognized on share-based compensation expense (2)	(0.5)	(2.6)	(1.3)
Other items, net	—	(0.1)	0.1
Other statutory tax rate and law changes	—	—	(1.2)
Total	30.7%	84.5%	12.6%
(1)U.S. branch operations in Puerto Rico were subject to tax at the full U.S. tax rates. As a result, income from these operations do not create reconciling items.
(2)Refer to Note 13, “SHARE-BASED COMPENSATION,” for details on discrete income tax benefits and charges related to share-based compensation awards during Fiscal 2023, Fiscal 2022, and Fiscal 2021.

For certain years, the impact of various tax items on the Company's effective tax rate were amplified on a percentage basis at lower levels of consolidated pre-tax income (loss) in absolute dollars. The effective tax rate remains dependent on jurisdictional mix. The taxation of non-U.S. operations line items in the table above excludes items related to the Company's non-U.S. operations reported separately in the appropriate corresponding line items.

For Fiscal 2023, Fiscal 2022, and Fiscal 2021, the impact of taxation of non-U.S. operations on the Company's effective income tax rate was related to the Company's jurisdictional mix driven primarily by the Company’s operations within Switzerland.

Components of Deferred Income Tax Assets and Deferred Income Tax Liabilities

The effect of temporary differences which gives rise to deferred income tax assets (liabilities) were as follows:

Abercrombie & Fitch Co.	66	2023 Form 10-K

Abercrombie & Fitch Co.

(in thousands)	February 3, 2024	January 28, 2023
Deferred income tax assets:
Operating lease liabilities	$211,863	$237,699
Intangibles, foreign step-up in basis	62,464	61,030
Net operating losses (NOL), tax credit and other carryforwards	84,872	68,874
Accrued expenses and reserves	35,866	27,435
Deferred compensation	15,717	16,023
Inventory	5,518	5,475
Rent	1,874	1,502
Other	1,683	946
Valuation allowances	(146,973)	(130,622)
Total deferred income tax assets	$272,884	$288,362

Deferred income tax liabilities:
Operating lease right-of-use assets	$(192,020)	$(205,827)
Property and equipment and intangibles	(7,472)	(14,273)
Prepaid expenses	(1,832)	(1,634)
Store supplies	(2,100)	(1,933)
Undistributed profits of non-U.S. subsidiaries	(1,271)	(1,111)
U.S. offset to foreign deferred tax assets, excluding intangibles, foreign step-up in basis (1)	(187)	(175)
Other	(781)	(428)
Total deferred income tax liabilities	$(205,663)	$(225,381)
Net deferred income tax assets (1)	$67,221	$62,981
(1)This table does not reflect deferred taxes classified within AOCL. As of February 3, 2024 and January 28, 2023, AOCL included deferred tax liabilities of $0.1 million and deferred tax assets of $0.9 million, respectively.

As of February 3, 2024, the Company had deferred tax assets related to foreign and state NOL and credit carryforwards of $84.5 million and $0.2 million, respectively, that could be utilized to reduce future years’ tax liabilities. If not utilized, a portion of the foreign NOL carryforwards will begin to expire in Fiscal 2025 and a portion of state NOL carryforwards will begin to expire in Fiscal 2026. Some foreign NOLs have an indefinite carryforward period. As of February 3, 2024, the Company did not have any deferred tax assets related to federal NOL and credit carryforwards that could be utilized to reduce future years’ tax liabilities.

The valuation allowances for Fiscal 2023 and 2022 were $147.0 million and $130.6 million, respectively. The valuation allowances as of Fiscal 2023 have been established against deferred tax assets, primarily in Switzerland. All valuation allowances have been reflected through the Consolidated Statements of Operations and Comprehensive Income (Loss). The valuation allowances will remain until there is sufficient positive evidence to release them, such positive evidence would include having positive income within the jurisdiction. In such case, the Company will record an adjustment in the period in which a determination is made. The Company continues to review the need for valuation allowances on a quarterly basis.

Share-based Compensation

Refer to Note 13, “SHARE-BASED COMPENSATION,” for details on income tax benefits and charges related to share-based compensation awards during Fiscal 2023, Fiscal 2022 and Fiscal 2021.

Other

The amount of uncertain tax positions as of February 3, 2024, January 28, 2023 and January 29, 2022, which would impact the Company’s effective tax rate if recognized and a reconciliation of the beginning and ending amounts of uncertain tax positions, excluding accrued interest and penalties, are as follows:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Uncertain tax positions, beginning of the year	$2,293	$1,114	$995
Gross addition for tax positions of the current year	572	339	490
Gross addition (reduction) for tax positions of prior years	75	907	(136)
Reductions of tax positions of prior years for:
Lapses of applicable statutes of limitations	(70)	(66)	(81)
Settlements during the period	(119)	(1)	(154)
Uncertain tax positions, end of year	$2,751	$2,293	$1,114

Abercrombie & Fitch Co.	67	2023 Form 10-K

Abercrombie & Fitch Co.

The IRS is currently conducting an examination of the Company’s U.S. federal income tax returns for Fiscal 2023 and 2022 as part of the IRS’ Compliance Assurance Process program. The IRS examinations for Fiscal 2021 and prior years have been completed. State and foreign returns are generally subject to examination for a period of three to five years after the filing of the respective return. The Company typically has various state and foreign income tax returns in the process of examination, administrative appeals or litigation. The outcome of the examinations is not expected to have a material impact on the Company’s financial statements. The Company believes that some of these audits and negotiations will conclude within the next 12 months and that it is reasonably possible the amount of uncertain income tax positions, including interest, may change by an immaterial amount due to settlement of audits and expiration of statues of limitations.

The Company does not expect material adjustments to the total amount of uncertain tax positions within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Income Taxes,” for discussion regarding significant accounting policies related to the Company’s income taxes.

12. BORROWINGS

Details on the Company’s long-term borrowings, net, as of February 3, 2024 and January 28, 2023 are as follows:

(in thousands)	February 3, 2024	January 28, 2023
Long-term portion of borrowings, gross at carrying amount	$223,214	$299,730
Unamortized fees	(1,095)	(2,878)
Long-term portion of borrowings, net	$222,119	$296,852

Senior Secured Notes

On July 2, 2020, Abercrombie & Fitch Management Co. (“A&F Management”), a wholly-owned indirect subsidiary of A&F, completed the private offering of $350 million aggregate principal amount of senior secured notes (the “Senior Secured Notes”), at an offering price of 100% of the principal amount thereof. The Senior Secured Notes will mature on July 15, 2025, and bear interest at a rate of 8.75% per annum, with semi-annual interest payments, which began in January 2021. The Senior Secured Notes were issued pursuant to an indenture, dated as of July 2, 2020, by and among A&F Management, A&F and certain of A&F’s wholly-owned subsidiaries, as guarantors, and U.S. Bank National Association (now known as U.S. Bank Trust National Association), as trustee, and as collateral agent. During Fiscal 2023, 2022, and 2021, A&F Management purchased $76.5 million, $8.0 million and $42.3 million, respectively, of outstanding Senior Secured Notes and incurred a $2.0 million loss, $0.1 million gain and $5.3 million loss, respectively, on extinguishment of debt, recognized in interest expense, net on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company used the net proceeds from the offering of the Senior Secured Notes to repay outstanding borrowings and accrued interest of $223.6 million and $110.8 million under its prior term loan facility and the ABL Facility (defined below), respectively, with the remaining net proceeds used towards fees and expenses in connection with such repayments and the offering of the Senior Secured Notes.

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

On March 15, 2023, the Company entered into the First Amendment to the Amended and Restated Credit Agreement to

Abercrombie & Fitch Co.	68	2023 Form 10-K

Abercrombie & Fitch Co.

eliminate LIBO rate based loans and to use the current market definitions with respect to the Secured Overnight Financing Rate (“SOFR”), as well as to reflect other conforming changes.

The Company did not have any borrowings outstanding under the ABL Facility as of February 3, 2024 or as of January 28, 2023.

The ABL Facility is subject to a borrowing base, consisting primarily of U.S. inventory, with a letter of credit sub-limit of $50 million and an accordion feature allowing A&F to increase the revolving commitment by up to $100 million subject to specified conditions. The ABL Facility is available for working capital, capital expenditures and other general corporate purposes.

As of February 3, 2024, the Company had availability under the ABL Facility of $332.5 million, net of $0.4 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility, borrowing capacity available to the Company under the ABL Facility was $299.2 million as of February 3, 2024.

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

At the Company’s option, borrowings under the ABL Facility will bear interest at either (a) an adjusted LIBO rate plus a margin of 1.25% to 1.50% per annum, or (b) an alternate base rate plus a margin of 0.25% to 0.50% per annum. As of February 3, 2024, the applicable margins with respect to LIBO rate loans and base rate loans, including swing line loans, under the ABL Facility were 1.25% and 0.25% per annum, respectively, and are subject to adjustment each fiscal quarter based on average historical availability during the preceding quarter. Following the March 15, 2023 amendment, borrowings under the ABL will bear interest using the current market SOFR rate. Customary agency fees and letter of credit fees are also payable in respect of the ABL Facility.

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

The Company was in compliance with all debt covenants under the agreements related to the Senior Secured Notes and the ABL Facility as of February 3, 2024.

13. SHARE-BASED COMPENSATION

Plans

As of February 3, 2024, the Company had two primary share-based compensation plans: (i) the 2016 Directors LTIP, with 900,000 shares of Common Stock authorized for issuance, under which the Company is authorized to grant restricted stock, restricted stock units, stock appreciation rights, stock options and deferred stock awards to non-associate members of the Board of Directors; and (ii) the 2016 Associates LTIP, with 10,965,000 shares of Common Stock authorized for issuance, under which the Company is authorized to grant restricted stock, restricted stock units, performance share awards, stock appreciation rights and stock options to associates of the Company. The Company also has outstanding shares from two other share-based compensation plans under which the Company granted restricted stock units, performance share awards, stock appreciation rights and stock options to associates of the Company and restricted stock units, stock options and deferred stock awards to non-associate members of the Board of Directors in prior years. No new shares may be granted under these previously-authorized plans and any outstanding awards continue in effect in accordance with their respective terms.

Abercrombie & Fitch Co.	69	2023 Form 10-K

Abercrombie & Fitch Co.

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

Financial Statement Impact

The following table details share-based compensation expense and the related income tax benefit for Fiscal 2023, Fiscal 2022 and Fiscal 2021:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Share-based compensation expense	$40,122	$28,995	$29,304
Income tax benefit associated with share-based compensation expense recognized during the period	4,350	3,515	3,338

The following table details discrete income tax benefits and charges related to share-based compensation awards during Fiscal 2023, Fiscal 2022 and Fiscal 2021:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Income tax discrete benefits realized for tax deductions related to the issuance of shares during the period	$2,709	$1,956	$4,198
Income tax discrete charges realized upon cancellation of stock appreciation rights during the period	(101)	(226)	(204)
Total income tax discrete benefits related to share-based compensation awards	$2,608	$1,730	$3,994

The following table details the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights for the Fiscal 2023, Fiscal 2022 and Fiscal 2021:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Employee tax withheld upon issuance of shares (1)	$29,485	$14,464	$13,163
(1)    Classified within other financing activities on the Consolidated Statements of Cash Flows.

Abercrombie & Fitch Co.	70	2023 Form 10-K

Abercrombie & Fitch Co.

Restricted Stock Units

The following table summarizes activity for restricted stock units for Fiscal 2023:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares (1)	Weighted- Average Grant Date Fair Value	Number of Underlying Shares (1)	Weighted- Average Grant Date Fair Value
Unvested at January 28, 2023	2,461,395	$21.30	336,549	$31.08	662,137	$23.68
Granted	901,293	29.11	222,144	28.36	111,077	41.20
Change due to performance criteria achievement	—	—	—	—	493,854	16.24
Vested	(1,315,618)	17.73	—	—	(987,708)	16.24
Forfeited	(160,985)	26.50	(37,481)	29.52	(18,741)	42.55
Unvested at February 3, 2024 (1)	1,886,085	$27.12	521,212	$30.03	260,619	$43.90

(1)    Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can be achieved at up to 200% of their target vesting amount.

The following table details unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units as of February 3, 2024:

(in thousands)	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost	$32,783	$10,056	$4,107
Remaining weighted-average period cost is expected to be recognized (years)	1.0	1.2	1.2
Additional information pertaining to restricted stock units for Fiscal 2023, Fiscal 2022 and Fiscal 2021 follows:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Service-based restricted stock units:
Total grant date fair value of awards granted	$26,237	$28,878	$23,959
Total grant date fair value of awards vested	23,326	16,794	13,360
Total intrinsic value of awards vested	44,110	28,037	36,507

Performance-based restricted stock units:
Total grant date fair value of awards granted	6,300	5,600	5,059
Total grant date fair value of awards vested	—	4,482	—

Market-based restricted stock units:
Total grant date fair value of awards granted	4,576	3,852	3,966
Total grant date fair value of awards vested	16,040	4,105	3,390
Total intrinsic value of awards vested	24,890	3,768	3,335

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during Fiscal 2023, Fiscal 2022 and Fiscal 2021 were as follows:

Abercrombie & Fitch Co.	71	2023 Form 10-K

Abercrombie & Fitch Co.

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Grant date market price	$28.36	$30.24	$31.78
Fair value	41.20	41.60	49.81
Assumptions:
Price volatility	63%	66%	66%
Expected term (years)	2.9	2.8	2.9
Risk-free interest rate	4.6%	2.5%	0.3%
Dividend yield	—	—	—
Average volatility of peer companies	66.0%	72.3%	72.0%
Average correlation coefficient of peer companies	0.5295	0.515	0.4694

Stock Appreciation Rights

The following table summarizes stock appreciation rights activity for Fiscal 2023:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (years)
Outstanding at January 28, 2023	190,589	$29.43
Granted	—	—
Exercised	(141,289)	26.73
Forfeited or expired	(23,700)	45.69
Outstanding at February 3, 2024	25,600	$29.29	$2,053	0.7
Stock appreciation rights exercisable at February 3, 2024	25,600	$29.29	$2,053	0.7
The following table provides additional information pertaining to grant date fair value of awards exercised during Fiscal 2023, Fiscal 2022 and Fiscal 2021:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Total grant date fair value of awards exercised	$1,409	$—	$1,069

No stock appreciation rights were exercised during Fiscal 2022.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Share-Based Compensation,” for discussion regarding significant accounting policies related to share-based compensation.

14. DERIVATIVE INSTRUMENTS

As of February 3, 2024, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory transactions, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount (1)
Euro	$45,315
British pound	37,253
Canadian dollar	14,239
(1)Amounts reported are the U.S. Dollar notional amounts outstanding as of February 3, 2024.

As of February 3, 2024, foreign currency exchange forward contracts that were entered into to hedge foreign-currency-denominated net monetary assets and liabilities were as follows:

(in thousands)	Notional Amount (1)
United Arab Emirates dirham	$5,719
(1)Amounts reported are the U.S. Dollar notional amounts outstanding as of February 3, 2024.

Abercrombie & Fitch Co.	72	2023 Form 10-K

Abercrombie & Fitch Co.

The fair value of derivative instruments is determined using quoted market prices of the same or similar instruments, adjusted for counterparty risk. The location and amounts of derivative fair values of foreign currency exchange forward contracts on the Consolidated Balance Sheets as of February 3, 2024, and January 28, 2023 were as follows:

(in thousands)	Location	February 3, 2024	January 28, 2023	Location	February 3, 2024	January 28, 2023
Derivatives designated as cash flow hedging instruments	Other current assets	$1,090	$32	Accrued expenses	$539	$4,986
Derivatives not designated as hedging instruments	Other current assets	2	—	Accrued expenses	—	—
Total		$1,092	$32		$539	$4,986

Refer to Note 4, “FAIR VALUE,” for further discussion of the determination of the fair value of derivative instruments. Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for Fiscal 2023, Fiscal 2022 and Fiscal 2021 follows:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Gain recognized in AOCL (1)	$3,618	$2,844	$11,987
(Loss) gain reclassified from AOCL into cost of sales, exclusive of depreciation and amortization (2)	(1,846)	13,781	1,263
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

Substantially all of the unrealized gains or losses related to foreign currency exchange forward contracts designated as cash flow hedging instruments as of February 3, 2024 will be recognized within the Consolidated Statements of Operations and Comprehensive Income (Loss) over the next 12 months.

Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for Fiscal 2023, Fiscal 2022 and Fiscal 2021 follows:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
(Loss) gain recognized in other operating income, net	$(1,206)	$1,226	$1,205

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Derivative Instruments,” for discussion regarding significant accounting policies related to the Company’s derivative instruments.

Abercrombie & Fitch Co.	73	2023 Form 10-K

Abercrombie & Fitch Co.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

For Fiscal 2023, the activity in AOCL was as follows:

	Fiscal 2023
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 28, 2023	$(132,653)	$(4,874)	$(137,527)
Other comprehensive (loss) income before reclassifications	(3,879)	3,618	(261)
Reclassified loss from AOCL (1)	—	1,846	1,846
Tax effect	—	(26)	(26)
Other comprehensive (loss) income after reclassifications	(3,879)	5,438	1,559
Ending balance at February 3, 2024	$(136,532)	$564	$(135,968)
(1)Amount represents loss reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Abercrombie & Fitch Co.	74	2023 Form 10-K

Abercrombie & Fitch Co.

16. SAVINGS AND RETIREMENT PLANS

The Company maintains the Abercrombie & Fitch Co. Savings and Retirement Plan, a qualified plan. All U.S. associates are eligible to participate in this plan if they are at least 21 years of age. In addition, the Company maintains the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan, comprised of two sub-plans (Plan I and Plan II). Plan I contains contributions made through December 31, 2004, while Plan II contains contributions made on and after January 1, 2005. Participation in these plans is based on service and compensation. The Company’s contributions to these plans are based on a percentage of associates’ eligible annual compensation. The cost of the Company’s contributions to these plans was $16.9 million, $14.7 million and $15.4 million for Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.

In addition, the Company maintains the Supplemental Executive Retirement Plan which provides retirement income to its former Chief Executive Officer for life, based on averaged compensation before retirement, including base salary and cash incentive compensation. As of February 3, 2024 and January 28, 2023, the Company has recorded $6.7 million and $7.2 million, respectively, in other liabilities on the Consolidated Balance Sheets related to future Supplemental Executive Retirement Plan distributions.

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

The following tables provide the Company’s segment information as of February 3, 2024 and January 28, 2023, and for Fiscal 2023, Fiscal 2022 and Fiscal 2021.

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Net sales
Americas (1)	$3,455,674	$2,920,157	$2,803,791
EMEA	687,095	658,794	747,356
APAC	137,908	118,800	161,621
Total	$4,280,677	$3,697,751	$3,712,768
(1) Includes the U.S., Canada, and Latin America. Net sales in the U.S. were $3.3 billion, $2.8 billion, and $2.7 billion in Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively.

Abercrombie & Fitch Co.	75	2023 Form 10-K

Abercrombie & Fitch Co.

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Depreciation and amortization
Americas	$73,779	$75,231	$79,189
EMEA	26,782	21,497	23,276
APAC	5,921	8,123	10,892
Segment total	$106,482	$104,851	$113,357
Depreciation and amortization not attributed to Segments	34,622	27,392	30,678
Total depreciation and amortization	$141,104	$132,243	$144,035

Capital expenditures
Americas	$78,062	$102,030	$40,774
EMEA	26,019	32,206	20,727
APAC	4,331	1,249	6,210
Segment total	$108,412	$135,485	$67,711
Capital expenditures not attributed to Segments	49,385	29,081	29,268
Total capital expenditures	$157,797	$164,566	$96,979

Operating Income
Americas	$940,292	$483,445	$637,308
EMEA	81,216	45,185	118,235
APAC	(10,558)	(29,107)	(20,240)
Segment total	$1,010,950	$499,523	$735,303
Operating (loss) income not attributed to Segments:
Stores and distribution expense	(12,066)	(9,051)	(5,880)
Marketing, general and administrative expense	(520,082)	(400,508)	(403,622)
Other operating (loss) income, net	5,869	2,684	17,283
Total operating income	$484,671	$92,648	$343,084

(in thousands)	February 03, 2024	January 28, 2023
Assets
Inventories
Americas	$372,371	$404,040
EMEA	77,125	80,447
APAC	19,970	21,134
Total inventories	$469,466	$505,621
Assets not attributed to Segments	2,504,767	2,207,479
Total assets	$2,974,233	$2,713,100

The Company’s long-lived assets and intellectual property, which primarily relates to trademark assets associated with the Company’s global operations, by geographic area as of February 3, 2024 and January 28, 2023 were as follows:

(in thousands)	February 3, 2024	January 28, 2023
Americas (1) (2)	$897,315	$929,381
EMEA (3)	288,967	317,712
APAC	50,324	49,771
Total	$1,236,606	$1,296,864
(1)    Includes the U.S., Canada, and Latin America. Long-lived assets and intellectual property located in the U.S. were $880 million and $911 million as of February 3, 2024 and January 28, 2023, respectively.
(2)Includes intellectual property of $2.9 million and $3.4 million at February 3, 2024 and January 28, 2023, respectively.
(3)Includes intellectual property of $17.4 million and $18.3 million at February 3, 2024 and January 28, 2023, respectively.

Abercrombie & Fitch Co.	76	2023 Form 10-K

Abercrombie & Fitch Co.

Brand Information

The following table provides additional disaggregated revenue information, which is categorized by brand, for Fiscal 2023, Fiscal 2022 and Fiscal 2021 were as follows:

(in thousands)	Fiscal 2023	Fiscal 2022	Fiscal 2021
Abercrombie (1)	$2,201,686	$1,734,866	$1,564,789
Hollister (2)	2,078,991	1,962,885	2,147,979
Total	$4,280,677	$3,697,751	$3,712,768
(1)Abercrombie brands includes Abercrombie & Fitch and abercrombie kids.
(2)Hollister brands includes Hollister and Gilly Hicks

18. CONTINGENCIES

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

Abercrombie & Fitch Co.	77	2023 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Abercrombie & Fitch Co.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Abercrombie & Fitch Co. and its subsidiaries (the “Company”) as of February 3, 2024 and January 28, 2023, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended February 3, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Abercrombie & Fitch Co.	78	2023 Form 10-K

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

Impairment of Long-Lived Assets – Stores

As described in Notes 2, 6 and 8 to the consolidated financial statements, the Company’s consolidated property and equipment, net balance was $538.0 million and consolidated operating lease right-of-use assets balance was $678.3 million as of February 3, 2024. During the year ended February 3, 2024, the Company recognized long-lived asset store impairment charges of $8.3 million. The Company’s long-lived assets, primarily operating lease right-of-use assets, leasehold improvements, furniture, fixtures and equipment, are grouped with other assets and liabilities at the store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. On at least a quarterly basis, management reviews the Company’s asset groups for indicators of impairment, which include, but are not limited to, material declines in operational performance, a history of losses, an expectation of future losses, adverse market conditions, store closure or relocation decisions, and any other events or changes in circumstances that would indicate the carrying amount of an asset group might not be recoverable. If an asset group displays an indicator of impairment, it is tested for recoverability by comparing the sum of the estimated future undiscounted cash flows attributable to the asset group to the carrying amount of the asset group. This recoverability test requires management to make assumptions and judgments related, but not limited, to management’s expectations for future cash flows from operating the store. The key assumption used in developing these projected cash flows used in the recoverability test is estimated sales growth rate. If the sum of the estimated future undiscounted cash flows attributable to an asset group is less than its carrying amount, and it is determined that the carrying amount of the asset group is not recoverable, management determines if there is an impairment loss by comparing the carrying amount of the asset group to its fair value. Fair value of an asset group is based on the highest and best use of the asset group, often using a discounted cash flow model that utilizes Level 3 fair value inputs. The key assumptions used in the Company’s fair value analysis are estimated sales growth rate and comparable market rents. An impairment loss is recognized based on the excess of the carrying amount of the asset group over its fair value.

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

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
April 1, 2024

We have served as the Company’s auditor since 1996.

Abercrombie & Fitch Co.	79	2023 Form 10-K

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

A&F maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in the reports that A&F files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to A&F’s management, including A&F’s Principal Executive Officer and A&F’s Principal Financial Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Executive Vice President, Chief Financial Officer and Chief Operating Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s disclosure controls and procedures as of February 3, 2024. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Executive Vice President, Chief Financial Officer and Chief Operating Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of February 3, 2024, the end of the period covered by this Annual Report on Form 10-K.

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

With the participation of the Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, management evaluated the effectiveness of A&F’s internal control over financial reporting as of February 3, 2024 using criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment of A&F’s internal control over financial reporting, under the criteria described in the preceding sentence, management has concluded that, as of February 3, 2024, A&F’s internal control over financial reporting was effective.

The effectiveness of A&F’s internal control over financial reporting as of February 3, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in A&F’s internal control over financial reporting during the quarter ended February 3, 2024 that have materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

Abercrombie & Fitch Co.	80	2023 Form 10-K

Item 9B.    Other Information

Rule 10b5-1 Trading Plans

During the fourteen weeks ended February 3, 2024, no director or officer of the Company adopted a new “Rule 10b5-1 trading arrangement ” or “non-Rule 10b5-1 trading arrangement,” and no director or officer of the Company modified or terminated an existing “Rule 10b5-1 trading arrangement ” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act, other than as follows:

•On November 22, 2023, Fran Horowitz, our Chief Executive Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Horowitz’s plan is for the sale of up to 400,000 shares of our common stock in amounts and prices determined in accordance with plan terms and terminates on the earlier of the date all the shares under the plan are sold or November 22, 2024.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Abercrombie & Fitch Co.	81	2023 Form 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS, EXECUTIVE OFFICERS AND PERSONS NOMINATED OR CHOSEN TO BECOME DIRECTORS OR EXECUTIVE OFFICERS

Information concerning directors will be included under the caption “Proposal 1 — Election of Directors” in A&F’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) and is incorporated by reference herein. Information concerning executive officers is included under the caption “INFORMATION ABOUT OUR EXECUTIVE OFFICERS” within “ITEM 1. BUSINESS” in this Annual Report on Form 10-K and is incorporated by reference herein.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information concerning beneficial ownership reporting compliance under Section 16(a) of the Exchange Act will be included under the caption “Ownership of our Shares — Delinquent Section 16(a) Reports” in the 2024 Proxy Statement and is incorporated by reference herein.

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

AUDIT AND FINANCE COMMITTEE

Information concerning the Audit and Finance Committee of the Board of Directors (the “Audit and Finance Committee”) will be included under the captions “Corporate Governance — Committees of the Board and Meeting Attendance — Committees of the Board” and “Audit and Finance Committee Matters” in the 2024 Proxy Statement and is incorporated by reference herein.

PROCEDURES BY WHICH STOCKHOLDERS MAY RECOMMEND NOMINEES TO THE BOARD OF DIRECTORS

Information concerning changes in the procedures by which stockholders of A&F may recommend nominees to the Board of Directors will be included under the captions “Corporate Governance — Director Nominations — Stockholder Recommendations and Nominations for Director Candidates,” “Corporate Governance — Director Qualifications and Consideration of Director Candidates,” “Stockholder Proposals and Nominations for 2025 Annual Meeting” and “Additional Information About Our Annual Meeting and Voting — How do I nominate a director using the ‘Proxy Access’ provisions under the Company’s Bylaws?” in the 2024 Proxy Statement and is incorporated by reference herein.

Abercrombie & Fitch Co.	82	2023 Form 10-K

Item 11. Executive Compensation

Information regarding executive compensation will be included under the captions “Corporate Governance — Board Role in Risk Oversight,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Report of the Compensation and Human Capital Committee on Executive Compensation,” and “Executive Compensation Tables” in the 2024 Proxy Statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management will be included under the caption “Ownership of Our Shares” in the 2024 Proxy Statement and is incorporated by reference herein.

Information regarding Common Stock authorized for issuance under A&F’s equity compensation plans will be included under the caption “Equity Compensation Plans” in the 2024 Proxy Statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning relationships and transactions with related persons will be included under the caption “Corporate Governance — Director Independence and Related Person Transactions” in the 2024 Proxy Statement and is incorporated by reference herein.

Information concerning director independence will be included under the captions “Corporate Governance — Board Leadership Structure,” “Corporate Governance — Committees of the Board and Meeting Attendance,” and “Corporate Governance — Director Independence and Related Person Transactions” in the 2024 Proxy Statement and is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Information concerning pre-approval policies and procedures of the Audit and Finance Committee and fees for services rendered by the Company’s principal independent registered public accounting firm will be included under the caption “Audit and Finance Committee Matters — Audit Fees” in the 2024 Proxy Statement and is incorporated by reference herein.

Abercrombie & Fitch Co.	83	2023 Form 10-K

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022.

Consolidated Balance Sheets at February 3, 2024 and January 28, 2023.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022.

Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022.

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

(c) Financial Statement Schedules
    None

Item 16. Form 10-K Summary

None.

Abercrombie & Fitch Co.	84	2023 Form 10-K

Index to Exhibits

Exhibit	Document
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

10.11
Amended and Restated Credit Agreement, dated as of April 29, 2021, among Abercrombie & Fitch Management Co., as Lead Borrower; the other Borrowers and Guarantors party thereto; Wells Fargo Bank, National Association, as administrative agent for the lenders, a L/C Issuer and Swing Line Lender; the other lenders party thereto; Citizens Business Capital, as a L/C Issuer; Citizens Bank, N.A., as Syndication Agent; JPMorgan Chase Bank, N.A., as Documentation Agent and a L/C Issuer; and Wells Fargo Bank, National Association, Citizens Bank, N.A. and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, incorporated herein by reference to Exhibit 10.3 to A&F’s Quarterly Report on Form 10 Q for the quarterly period ended May 1, 2021 (File No. 001 12107).†

10.12
First Amendment to Amended and Restated Credit Agreement and First Amendment to Security Agreement, dated as of March 15, 2023, among Abercrombie & Fitch Management Co., as Lead Borrower; the other Borrowers and Guarantors party thereto, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, incorporated herein by reference to Exhibit 10.12 to A&F's Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (File No. 001-12107).

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

Abercrombie & Fitch Co.	85	2023 Form 10-K

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

10.15
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

10.23*
Separation Agreement entered into by and between A&F Management and Kristin Scott, effective February 13, 2024 (filed herewith), incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K/A dated and filed February 16, 2024 (File No. 001-12107).

10.24*
Employment Offer, dated August 17, 2017, between Scott Lipesky and A&F, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed September 6, 2017 (File No. 001-12107).

10.25*
Form of Agreement entered into between A&F Management and Scott Lipesky as of September 7, 2017, incorporated herein by reference to Exhibit 10.2 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2017 (File No. 001-12107).

10.26*
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

10.28*
Form of Retention Restricted Stock Unit Award Agreement, effective as of August 28, 2020, between A&F and each of Scott Lipesky, Kristin Scott and Gregory J. Henchel, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed on September 2, 2020 (File No. 001-12107).

10.29*
Employment Offer, dated May 20, 2021, between Samir Desai and A&F (including, as Exhibit A, the Agreement entered into between A&F Management and Samir Desai as of May 20, 2021), incorporated herein by reference to Exhibit 10.2 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2021 (File No. 001-12107).

10.30*
Agreement entered into between A&F Management and Jay Rust as of May 9, 2023, the execution date by A&F Management and Mr. Rust, incorporated herein by reference to Exhibit 10.2 to A&F's Quarterly Report on Form 10-Q dated and filed September 1, 2023 for the quarterly period ended July 29, 2023 (File No. 001-12107).

10.31*
Form of Director and Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10.3 to A&F's Quarterly Report on Form 10-Q/A for the quarterly period ended April 29, 2017 (File No. 001-12107).

10.32*	Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2005 (File No. 001-12107).
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

10.35*
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

10.37*
Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates (as amended on June 8, 2022), incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed on June 14, 2023 (File No. 001-12107).

10.38*
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on and after March 26, 2019 and prior to March 7, 2023, (3-year vesting), incorporated herein by reference to Exhibit 10.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2020 (File No. 001-12107).

Abercrombie & Fitch Co.	86	2023 Form 10-K

10.39*
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates after June 16, 2016 (4-year vesting) incorporated herein by reference to Exhibit 10.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 (File No. 001-12107).

10.40*
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on and after March 7, 2023, incorporated herein by reference to Exhibit 10.38 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (File No. 001-12107).

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

10.43*
Form of Performance Share Award Agreement used to evidence the grant of performance share awards to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on or after March 12, 2024.

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

10.46*
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to non-associate chairperson of the board of A&F under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors on and after June 16, 2016.

10.47*
Amended and Restated Abercrombie & Fitch Co. Short-Term Cash Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed March 13, 2024 (File No. 001-12107).

10.48*
Abercrombie & Fitch Co. Long-Term Cash Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.2 to A&F's Current Report on Form 8-K dated and filed June 15, 2017 (File No. 001-12107).

10.49*
First Amendment to the Abercrombie & Fitch Co. Long-Term Cash Incentive Compensation Performance Plan, dated as of August 16, 2023, incorporated herein by reference to Exhibit 10.2 to A&F's Quarterly Report on Form 10-Q dated and filed December 4, 2023 for the quarterly period ended October 28, 2023 (File No. 001-12107).

10.50
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

97.1	Abercrombie & Fitch Co. Compensation Recoupment Policy, effective as of December 1, 2023
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

Abercrombie & Fitch Co.	87	2023 Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABERCROMBIE & FITCH CO.

Date: April 1, 2024	By:	/s/ Scott D. Lipesky
Scott D. Lipesky
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2024.

*
Nigel Travis	Chairperson of the Board and Director

/s/ Fran Horowitz
Fran Horowitz	Chief Executive Officer and Director (Principal Executive Officer)
*
Kerrii B. Anderson	Director
*
Susie Coulter	Director
*
Sarah M. Gallagher	Director
*
James A. Goldman	Director

/s/ Scott D. Lipesky
Scott D. Lipesky	Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)
*
Helen E. McCluskey	Director
*
Arturo Nuñez	Director

Kenneth B. Robinson	Director
*
Helen Vaid	Director
*

*    The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this Annual Report on Form 10-K as Exhibit 24.1.

By:	/s/ Scott D. Lipesky
Scott D. Lipesky
Attorney-in-fact

Abercrombie & Fitch Co.	88	2023 Form 10-K