Form 10-Q
period 2024-05-04
ABERCROMBIE & FITCH CO /DE/
filed 2024-06-07
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2024
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Shares outstanding as of June 5, 2024
$0.01 Par Value	51,105,328

Abercrombie & Fitch Co.	2	2024 1Q Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Net sales	$1,020,730	$835,994
Cost of sales, exclusive of depreciation and amortization	343,273	326,200
Gross profit	677,457	509,794
Stores and distribution expense	371,686	336,049
Marketing, general and administrative expense	177,880	142,631
Other operating income, net	(1,958)	(2,894)
Operating income	129,849	34,008
Interest expense	5,780	7,458
Interest income	(10,803)	(4,015)
Interest (income) expense, net	(5,023)	3,443
Income before income taxes	134,872	30,565
Income tax expense	19,794	12,718
Net income	115,078	17,847
Less: Net income attributable to noncontrolling interests	1,228	1,276
Net income attributable to A&F	$113,850	$16,571

Net income per share attributable to A&F
Basic	$2.24	$0.33
Diluted	$2.14	$0.32

Weighted-average shares outstanding
Basic	50,893	49,574
Diluted	53,276	51,467

Other comprehensive (loss) income
Foreign currency translation adjustments, net of tax	$(1,837)	$311
Derivative financial instruments, net of tax	523	405
Other comprehensive (loss) income	(1,314)	716
Comprehensive income	113,764	18,563
Less: Comprehensive income attributable to noncontrolling interests	1,228	1,276
Comprehensive income attributable to A&F	$112,536	$17,287
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	3	2024 1Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Balance Sheets
(Thousands, except par value amounts)
(Unaudited)

	May 4, 2024	February 3, 2024
Assets
Current assets:
Cash and equivalents	$864,195	$900,884
Receivables	93,605	78,346
Inventories	449,267	469,466
Other current assets	102,516	88,569
Total current assets	1,509,583	1,537,265
Property and equipment, net	540,697	538,033
Operating lease right-of-use assets	699,471	678,256
Other assets	220,334	220,679
Total assets	$2,970,085	$2,974,233
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$266,925	$296,976
Accrued expenses	402,786	436,655
Short-term portion of operating lease liabilities	188,851	179,625
Income taxes payable	61,137	53,564
Total current liabilities	919,699	966,820
Long-term liabilities:
Long-term portion of operating lease liabilities	656,862	646,624
Long-term borrowings, net	213,102	222,119
Other liabilities	89,252	88,683
Total long-term liabilities	959,216	957,426
Stockholders’ equity
Class A Common Stock: $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	400,807	421,609
Retained earnings	2,745,382	2,643,629
Accumulated other comprehensive loss, net of tax (“AOCL”)	(137,282)	(135,968)
Treasury stock, at average cost: 52,198 and 52,800 shares as of May 4, 2024 and February 3, 2024, respectively	(1,931,054)	(1,895,143)
Total Abercrombie & Fitch Co. stockholders’ equity	1,078,886	1,035,160
Noncontrolling interests	12,284	14,827
Total stockholders’ equity	1,091,170	1,049,987
Total liabilities and stockholders’ equity	$2,970,085	$2,974,233

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	4	2024 1Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended May 4, 2024
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 3, 2024	50,500	$1,033	$421,609	$14,827	$2,643,629	$(135,968)	52,800	$(1,895,143)	$1,049,987
Net income	—	—	—	1,228	113,850	—	—	—	115,078
Purchase of Common Stock	(119)	—	—	—	—	—	119	(15,000)	(15,000)
Share-based compensation issuances and exercises	721	—	(32,165)	—	(12,097)	—	(721)	(20,911)	(65,173)
Share-based compensation expense	—	—	11,363	—	—	—	—	—	11,363
Derivative financial instruments, net of tax	—	—	—	—	—	523	—	—	523
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(1,837)	—	—	(1,837)
Distributions to noncontrolling interests, net	—	—	—	(3,771)	—	—	—	—	(3,771)
Ending balance at May 4, 2024	51,102	$1,033	$400,807	$12,284	$2,745,382	$(137,282)	52,198	$(1,931,054)	$1,091,170

	Thirteen Weeks Ended April 29, 2023
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, January 28, 2023	49,002	$1,033	$416,255	$11,728	$2,368,815	$(137,527)	54,298	$(1,953,735)	$706,569
Net income	—	—	—	1,276	16,571	—	—	—	17,847
Share-based compensation issuances and exercises	1,060	—	(23,644)	—	(40,864)	—	(1,060)	46,149	(18,359)
Share-based compensation expense	—	—	8,088	—	—	—	—	—	8,088
Derivative financial instruments, net of tax	—	—	—	—	—	405	—	—	405
Foreign currency translation adjustments, net of tax	—	—	—	—	—	311	—	—	311
Distributions to noncontrolling interests, net	—	—	—	(3,888)	—	—	—	—	(3,888)
Ending balance at April 29, 2023	50,062	$1,033	$400,699	$9,116	$2,344,522	$(136,811)	53,238	$(1,907,586)	$710,973

Abercrombie & Fitch Co.	5	2024 1Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Cash Flows
(Thousands)
(Unaudited)

	Thirteen Weeks Ended

	May 4, 2024	April 29, 2023
Operating activities
Net income	$115,078	$17,847
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	37,689	36,028
Asset impairment	866	4,436
Loss on disposal	811	489
Provision for deferred income taxes	3,064	9,689
Share-based compensation	11,363	8,088
Loss on extinguishment of debt	168	—
Changes in assets and liabilities:
Inventories	19,854	57,662
Accounts payable and accrued expenses	(65,715)	(100,802)
Operating lease right-of-use assets and liabilities	(1,660)	(26,152)
Income taxes	7,573	3,000
Other assets	(34,634)	(10,957)
Other liabilities	553	112
Net cash provided by (used for) operating activities	95,010	(560)
Investing activities
Purchases of property and equipment	(38,886)	(46,391)
Net cash used for investing activities	(38,886)	(46,391)
Financing activities
Purchase of senior secured notes	(9,425)	—
Purchases of Common Stock	(15,000)	—
Acquisition of Common stock for tax withholding obligations	(65,173)	(18,359)
Other financing activities	(3,353)	(3,597)
Net cash used for financing activities	(92,951)	(21,956)
Effect of foreign currency exchange rates on cash	(857)	(1,998)
Net decrease in cash and equivalents, and restricted cash and equivalents	(37,684)	(70,905)
Cash and equivalents, and restricted cash and equivalents, beginning of period	909,685	527,569
Cash and equivalents, and restricted cash and equivalents, end of period	$872,001	$456,664
Supplemental information related to non-cash activities
Purchases of property and equipment not yet paid at end of period	$40,998	$48,006
Operating lease right-of-use assets additions, net of terminations, impairments and other reductions	73,686	17,857
Supplemental information related to cash activities
Cash paid for interest	174	—
Cash paid for income taxes	8,454	3,007
Cash received from income tax refunds	7	411
Cash paid for amounts included in measurement of operating lease liabilities, net of abatements	64,052	85,156
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	6	2024 1Q Form 10-Q

Abercrombie & Fitch Co.
Index for Notes to Condensed Consolidated Financial Statements (Unaudited)

Abercrombie & Fitch Co.	7	2024 1Q Form 10-Q

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

The Company manages its business on a geographic basis, consisting of three reportable segments: Americas; Europe, the Middle East and Africa (EMEA); and Asia-Pacific (APAC). Corporate functions and other income and expenses are evaluated on a consolidated basis and are not allocated to the Company’s segments, and therefore are included as a reconciling item between segment and total operating income.

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

The Company has interests in Emirati and Kuwaiti business ventures with Majid al Futtaim Fashion L.L.C. (“MAF”) and in a United States of America (the “U.S.”) business venture with Dixar L.L.C. (“Dixar”), each of which meets the definition of a variable interest entity (“VIE”). The purpose of the business ventures with MAF is to operate stores in the United Arab Emirates and Kuwait and the purpose of the business venture with Dixar is to hold the intellectual property related to the Social Tourist brand. The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the operating results, assets and liabilities of these VIEs, with the noncontrolling interests’ (“NCI”) portions of net income presented as net income attributable to NCI on the Condensed Consolidated Statements of Operations and Comprehensive Income and the NCI portion of stockholders’ equity presented as NCI on the Condensed Consolidated Balance Sheets.

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

Fiscal year	Year ended/ending	Number of weeks
Fiscal 2023	February 3, 2024	53
Fiscal 2024	February 1, 2025	52
Fiscal 2025	January 31, 2026	52

Interim financial statements

The Condensed Consolidated Financial Statements as of May 4, 2024, and for the thirteen week periods ended May 4, 2024 and April 29, 2023, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements. Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2023 filed with the SEC on April 1, 2024 (the “Fiscal 2023 Form 10-K”). The February 3, 2024 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”).

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2024.

Abercrombie & Fitch Co.	8	2024 1Q Form 10-Q

Use of estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved with estimates, actual results may differ. Additionally, these estimates and assumptions may change as a result of the impact of global economic conditions such as the uncertainty regarding a slowing economy, rising interest rates, continued inflation, fluctuation in foreign exchange rates, the ongoing conflicts between Russia and Ukraine or Israel and Hamas which could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Condensed Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

(in thousands)	Location	May 4, 2024	February 3, 2024	April 29, 2023	January 28, 2023
Cash and equivalents	Cash and equivalents	$864,195	$900,884	$446,952	$517,602
Long-term restricted cash and equivalents	Other assets	7,807	8,801	9,712	9,967
Cash and equivalents and restricted cash and equivalents		$872,001	$909,685	$456,664	$527,569

Abercrombie & Fitch Co.	9	2024 1Q Form 10-Q

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

As of May 4, 2024 and February 3, 2024, $58.0 million and $72.4 million of SCF program liabilities were recorded in accounts payable in the Condensed Consolidated Balance Sheets, respectively, and reflected as a cash flow from operating activities in the Condensed Consolidated Statements of Cash Flows when settled.

The following table provides activity in the SCF program for the thirteen weeks ended May 4, 2024

Thirteen Weeks Ended
(in thousands)	May 4, 2024
Confirmed obligations outstanding at the beginning of the period	$72,376
Invoices confirmed during the period	75,468
Confirmed invoices paid during the period	(89,816)
Confirmed obligations outstanding at the end of the period	$58,028

3. REVENUE RECOGNITION

Disaggregation of revenue

All revenues are recognized in net sales in the Condensed Consolidated Statements of Operations and Comprehensive Income. For information regarding the disaggregation of revenue, refer to Note 14, “SEGMENT REPORTING.”

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of May 4, 2024, February 3, 2024, April 29, 2023 and January 28, 2023:

(in thousands)	May 4, 2024	February 3, 2024	April 29, 2023	January 28, 2023
Gift card liability (1)	$40,291	$41,144	$37,630	$39,235
Loyalty programs liability	27,546	27,937	23,552	25,640
(1)Includes $9.9 million and $13.4 million of revenue recognized during the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively, that was included in the gift card liability at the beginning of February 3, 2024 and January 28, 2023, respectively.

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for the thirteen weeks ended May 4, 2024 and April 29, 2023:

	Thirteen Weeks Ended
(in thousands)	May 4, 2024	April 29, 2023
Revenue associated with gift card redemptions and gift card breakage	$30,661	$24,224
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	13,958	12,282

Abercrombie & Fitch Co.	10	2024 1Q Form 10-Q

4. NET INCOME PER SHARE

Net income per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of A&F’s Class A Common Stock, $0.01 par value (“Common Stock”). The following table provides additional information pertaining to net income per share attributable to A&F for the thirteen weeks ended May 4, 2024 and April 29, 2023:

	Thirteen Weeks Ended
(in thousands)	May 4, 2024	April 29, 2023
Shares of Common Stock issued	103,300	103,300
Weighted-average treasury shares	(52,407)	(53,726)
Weighted-average — basic shares	50,893	49,574
Dilutive effect of share-based compensation awards	2,383	1,893
Weighted-average — diluted shares	53,276	51,467
Anti-dilutive shares (1)	436	2,834
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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The following table provides the three levels of the hierarchy and the distribution of the Company’s assets measured at fair value on a recurring basis, as of May 4, 2024 and February 3, 2024:

	Assets and Liabilities at Fair Value as of May 4, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$302,285	$17,912	$—	$320,197
Derivative instruments (2)	—	1,613	—	1,613
Rabbi Trust assets (3)	1,164	52,863	—	54,027
Restricted cash equivalents (1)	3,285	1,441	—	4,726
Total assets	$306,734	$73,829	$—	$380,563

Liabilities:
Derivative instruments (2)	$—	$117	$—	$117
Total liabilities	$—	$117	$—	$117

	Assets and Liabilities at Fair Value as of February 3, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$349,174	$26,975	$—	$376,149
Derivative instruments (2)	—	1,092	—	1,092
Rabbi Trust assets (3)	1,164	52,521	—	53,685
Restricted cash equivalents (1)	4,282	1,420	—	5,702
Total assets	$354,620	$82,008	$—	$436,628

Liabilities:
Derivative instruments (2)	$—	$539	$—	$539
Total liabilities	$—	$539	$—	$539

(1)    Level 1 assets consisted of investments in money market funds and U.S. treasury bills. Level 2 assets consisted of time deposits.
(2)    Level 2 assets and liabilities consisted primarily of foreign currency exchange forward contracts.
(3)    Level 1 assets consisted of investments in money market funds. Level 2 assets consisted of trust-owned life insurance policies.

Abercrombie & Fitch Co.	11	2024 1Q Form 10-Q

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

Fair value of long-term borrowings

The Company’s borrowings under its senior secured notes, which have a fixed 8.75% interest rate and mature on July 15, 2025 (the “Senior Secured Notes”), are carried at historical cost in the accompanying Condensed Consolidated Balance Sheets. The following table provides the carrying amount and fair value of the Company’s long-term gross borrowings as of May 4, 2024 and February 3, 2024:

(in thousands)	May 4, 2024	February 3, 2024
Gross borrowings outstanding, carrying amount	$213,906	$223,214
Gross borrowings outstanding, fair value (1)	215,510	226,004
(1)    Classified as Level 2 measurements within the fair value hierarchy.

6. PROPERTY AND EQUIPMENT, NET
The following table provides property and equipment, net as of May 4, 2024 and February 3, 2024:

(in thousands)	May 4, 2024	February 3, 2024
Property and equipment, at cost	$2,529,429	$2,509,184
Less: Accumulated depreciation and amortization	(1,988,732)	(1,971,151)
Property and equipment, net	$540,697	$538,033
Refer to Note 8, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during the thirteen weeks ended May 4, 2024 and thirteen weeks ended April 29, 2023.

7. LEASES

The Company is a party to leases related to its Company-operated retail stores as well as for certain of its distribution centers, office space, information technology and equipment.

The following table provides a summary of the Company’s operating lease costs for the thirteen weeks ended May 4, 2024 and April 29, 2023:

	Thirteen Weeks Ended
(in thousands)	May 4, 2024	April 29, 2023
Single lease cost (1)	$59,980	$58,340
Variable lease cost (2)	46,169	35,695
Operating lease right-of-use asset impairment (3)	339	1,414
Sublease income	(984)	(984)
Total operating lease cost	$105,504	$94,465
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

The Company had minimum commitments related to operating lease contracts that have not yet commenced, primarily for certain Company-operated retail stores, of approximately $72.1 million as of May 4, 2024.

Abercrombie & Fitch Co.	12	2024 1Q Form 10-Q

8. ASSET IMPAIRMENT

The following table provides asset impairment charges for the thirteen weeks ended May 4, 2024 and April 29, 2023:

	Thirteen Weeks Ended
(in thousands)	May 4, 2024	April 29, 2023
Operating lease right-of-use asset impairment	$339	$1,414
Property and equipment asset impairment	527	3,022
Total asset impairment	$866	$4,436

Asset impairment charges for the thirteen weeks ended May 4, 2024 and April 29, 2023 related to certain of the Company’s store assets. The store impairment charges for the thirteen weeks ended May 4, 2024 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $8.3 million, including $6.7 million related to operating lease right-of-use assets.

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

Impact of valuation allowances

During the thirteen weeks ended May 4, 2024, the Company did not recognize income tax benefits on $7.6 million of pretax losses, primarily in Switzerland, resulting in adverse tax impacts of $1.1 million.

As of May 4, 2024, the Company had foreign net deferred tax assets of approximately $38.3 million, including $8.1 million, $7.4 million, and $12.7 million in China, Japan and the United Kingdom, respectively. While the Company believes that these net deferred tax assets are more-likely-than-not to be realized, it is not a certainty, as the Company continues to evaluate and respond to emerging situations. Should circumstances change, the net deferred tax assets may become subject to additional valuation allowances in the future. Additional valuation allowances would result in additional tax expense.

During the thirteen weeks ended April 29, 2023, the Company did not recognize income tax benefits on $20.3 million of pretax losses, primarily in Switzerland, resulting in adverse tax impacts of $3.1 million.

As of February 3, 2024, there were approximately $7.6 million, $7.5 million, and $12.6 million of net deferred tax assets in China, Japan, and the United Kingdom, respectively.

Share-based compensation

Refer to Note 11, “SHARE-BASED COMPENSATION,” for details on income tax benefits and charges related to share-based compensation awards during the thirteen weeks ended May 4, 2024 and April 29, 2023.

Abercrombie & Fitch Co.	13	2024 1Q Form 10-Q

10. BORROWINGS

The following table provides details on the Company’s long-term borrowings, net, as of May 4, 2024 and February 3, 2024 :

(in thousands)	May 4, 2024	February 3, 2024
Long-term portion of borrowings, gross at carrying amount	$213,906	$223,214
Unamortized fees	(804)	(1,095)
Long-term borrowings, net	$213,102	$222,119

Senior Secured Notes

During the thirteen weeks ended May 4, 2024, A&F Management purchased $9.3 million of outstanding Senior Secured Notes in the open market and incurred a $0.2 million loss on extinguishment of debt, recognized in interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Income. The terms of the Senior Secured Notes have remained unchanged from those disclosed in Note 12, “BORROWINGS,” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of the Fiscal 2023 Form 10-K.

ABL Facility

The terms of the Company’s senior secured revolving credit facility of up to $400.0 million (the “ABL Facility”) have remained unchanged from those disclosed in Note 12, “BORROWINGS,” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of the Fiscal 2023 Form 10-K.

The Company did not have any borrowings outstanding under the ABL Facility as of May 4, 2024 or as of February 3, 2024.

As of May 4, 2024, availability under the ABL Facility was $325.2 million, net of $0.4 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility, borrowing capacity available to the Company under the ABL Facility was $292.7 million as of May 4, 2024.

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

The Company was in compliance with all debt covenants under these agreements as of May 4, 2024.

Abercrombie & Fitch Co.	14	2024 1Q Form 10-Q

11. SHARE-BASED COMPENSATION

Financial statement impact

The following table provides share-based compensation expense and the related income tax impacts for the thirteen weeks ended May 4, 2024 and April 29, 2023:

	Thirteen Weeks Ended
(in thousands)	May 4, 2024	April 29, 2023
Share-based compensation expense	$11,363	$8,088
Income tax benefits associated with share-based compensation expense recognized	1,278	1,005

The following table provides discrete income tax benefits and charges related to share-based compensation awards during the thirteen weeks ended May 4, 2024 and April 29, 2023:

	Thirteen Weeks Ended
(in thousands)	May 4, 2024	April 29, 2023
Income tax discrete benefits realized for tax deductions related to the issuance of shares	$14,554	$1,117
Income tax discrete charges realized upon cancellation of stock appreciation rights	—	(101)
Total income tax discrete benefits related to share-based compensation awards	$14,554	$1,016

The following table provides the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights for the thirteen weeks ended May 4, 2024 and April 29, 2023:

	Thirteen Weeks Ended
(in thousands)	May 4, 2024	April 29, 2023
Employee tax withheld upon issuance of shares (1)	$65,173	$18,359
(1)    Classified within financing activities on the Condensed Consolidated Statements of Cash Flows.

Restricted stock units

The following table provides the summarized activity for restricted stock units for the thirteen weeks ended May 4, 2024:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at February 3, 2024	1,886,085	$27.12	521,212	$30.03	260,619	$43.90
Granted	226,209	120.49	53,775	120.56	26,895	180.71
Adjustments for performance achievement	—	—	150,446	32.10	75,227	50.34
Vested	(757,301)	24.37	(300,892)	32.10	(150,454)	50.34
Forfeited	(40,864)	30.95	—	—	—	—
Unvested at May 4, 2024 (1)	1,314,129	$44.71	424,541	$40.76	212,287	$58.95
(1)    Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can be achieved from zero up to 200% of their target vesting amount.

The following table provides the unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units as of May 4, 2024:

	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost (in thousands)	$53,083	$20,866	$8,037
Remaining weighted-average period cost is expected to be recognized (years)	1.5	1.6	1.6

Abercrombie & Fitch Co.	15	2024 1Q Form 10-Q

The following table provides additional information pertaining to restricted stock units for the thirteen weeks ended May 4, 2024 and April 29, 2023:

	Thirteen Weeks Ended
(in thousands)	May 4, 2024	April 29, 2023
Service-based restricted stock units:
Total grant date fair value of awards granted	$27,256	$23,842
Total grant date fair value of awards vested	18,455	15,560

Performance-based restricted stock units:
Total grant date fair value of awards granted	6,483	6,300
Total grant date fair value of awards vested	9,659	—

Market-based restricted stock units:
Total grant date fair value of awards granted	4,860	4,576
Total grant date fair value of awards vested	7,574	16,040

The following table provides the weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the thirteen weeks ended May 4, 2024 and April 29, 2023:

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Grant date market price	$120.56	$28.36
Fair value	180.71	41.20

Price volatility	59%	63%
Expected term (years)	2.9	2.9
Risk-free interest rate	4.3%	4.6%
Dividend yield	—	—
Average volatility of peer companies	51.8	66.0
Average correlation coefficient of peer companies	0.4866	0.5295

Stock appreciation rights

The following table provides the summarized stock appreciation rights activity for the thirteen weeks ended May 4, 2024:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Life (years)
Outstanding at February 3, 2024	25,600	$29.29
Exercised	(25,600)	29.29
Forfeited or expired	—	—
Outstanding at May 4, 2024	—	$—	$—	0.0
Stock appreciation rights exercisable at May 4, 2024	—	$—	$—	0.0

The following table provides additional information pertaining to stock appreciation rights exercised during the thirteen weeks ended May 4, 2024 and April 29, 2023:

(in thousands)	May 4, 2024	April 29, 2023
Total grant date fair value of awards exercised	$267	$64

Abercrombie & Fitch Co.	16	2024 1Q Form 10-Q

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

As of May 4, 2024, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany transactions:

(in thousands)	Notional Amount (1)
Euro	$46,741
British pound	43,758
Canadian dollar	16,150
(1)    Amounts reported are the U.S. Dollar notional amounts outstanding as of May 4, 2024.

As of May 4, 2024, foreign currency exchange forward contracts that were entered into to hedge foreign-currency-denominated net monetary assets and liabilities were as follows:

(in thousands)	Notional Amount (1)
British pound	$12,325
Euro	21,307
(1)    Amounts reported are the U.S. Dollar notional amounts outstanding as of May 4, 2024.

The fair value of derivative instruments is determined using quoted market prices of the same or similar instruments, adjusted for counterparty risk. The following table provides the location and amounts of derivative fair values of foreign currency exchange forward contracts on the Condensed Consolidated Balance Sheets as of May 4, 2024 and February 3, 2024:

(in thousands)	Location	May 4, 2024	February 3, 2024	Location	May 4, 2024	February 3, 2024
Derivatives designated as cash flow hedging instruments	Other current assets	$1,163	$1,090	Accrued expenses	$117	$539
Derivatives not designated as hedging instruments	Other current assets	450	2	Accrued expenses	—	—
Total		$1,613	$1,092		$117	$539

The following table provides information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for the thirteen weeks ended May 4, 2024 and April 29, 2023:

	Thirteen Weeks Ended
(in thousands)	May 4, 2024	April 29, 2023
Gain (loss) recognized in AOCL (1)	$1,029	$(507)
Gain (loss) reclassified from AOCL to cost of sales, exclusive of depreciation and amortization (2)	483	(906)
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

Substantially all of the unrealized gain will be recognized in costs of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income over the next twelve months.

Abercrombie & Fitch Co.	17	2024 1Q Form 10-Q

The following table provides additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for the thirteen weeks ended May 4, 2024 and April 29, 2023:

	Thirteen Weeks Ended
(in thousands)	May 4, 2024	April 29, 2023
Gain (loss) recognized in other operating income, net	$1,868	$(547)

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables provide activity in AOCL for the thirteen weeks ended May 4, 2024:

	Thirteen Weeks Ended May 4, 2024
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 3, 2024	$(136,532)	$564	$(135,968)
Other comprehensive (loss) income before reclassifications	(1,837)	1,029	(808)
Reclassified gain from AOCL (1)	—	(483)	(483)
Tax effect	—	(23)	(23)
Other comprehensive (loss) income after reclassifications	(1,837)	523	(1,314)
Ending balance at May 4, 2024	$(138,369)	$1,087	$(137,282)

(1)    Amount represents gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income.

The following tables provide activity in AOCL for the thirteen weeks ended April 29, 2023:

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

(1)    Amount represents loss reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income.

14. SEGMENT REPORTING

The Company’s reportable segments are based on the financial information the chief operating decision maker (“CODM”) uses to allocate resources and assess performance of its business.

The Company manages its business on a geographic basis, consisting of three reportable segments: Americas; Europe, the Middle East and Africa (EMEA); and Asia-Pacific (APAC). Corporate functions and other income and expenses are evaluated on a consolidated basis and are not allocated to the Company’s segments, and therefore are included as a reconciling item between segment and total operating income. The Americas reportable segment includes the results of operations in North America and South America. The EMEA reportable segment includes the results of operations in Europe, the Middle East and Africa. The APAC reportable segment includes the results of operations in the Asia-Pacific region, including Asia and Oceania. Intersegment sales and transfers are recorded at cost and are treated as a transfer of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. All prior periods presented are recast to conform to the new segment presentation.

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

Abercrombie & Fitch Co.	18	2024 1Q Form 10-Q

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

The following tables provide the Company’s segment information as of May 4, 2024 and February 3, 2024, and for the thirteen weeks ended May 4, 2024 and April 29, 2023:

	Net Sales
	Thirteen Weeks Ended
(in thousands)	May 4, 2024	April 29, 2023
Americas	$820,121	$665,423
EMEA	164,778	138,106
APAC	35,831	32,465
Segment total	$1,020,730	$835,994

	Operating Income (Loss)
	Thirteen Weeks Ended
(in thousands)	May 4, 2024	April 29, 2023
Americas	$252,347	$156,445
EMEA	24,501	(1,485)
APAC	(322)	(2,547)
Segment total	$276,526	$152,413
Operating (loss) income not attributed to segments:
Stores and distribution expense	(3,371)	(1,889)
Marketing, general and administrative expense	(145,264)	(119,405)
Other operating income,net	1,958	2,889
Total operating income	$129,849	$34,008

	Assets
(in thousands)	May 4, 2024	February 3, 2024
Inventories
Americas	$361,061	$372,371
EMEA	70,829	77,125
APAC	17,377	19,970
Total inventories	$449,267	$469,466
Assets not attributed to segments	2,520,818	2,504,767
Total assets	$2,970,085	$2,974,233

Brand Information

The following table provides additional disaggregated revenue information, which is categorized by brand, for the thirteen weeks ended May 4, 2024 and April 29, 2023:

	Thirteen Weeks Ended
(in thousands)	May 4, 2024	April 29, 2023
Abercrombie (1)	$571,513	$436,044
Hollister (2)	449,217	399,950
Total	$1,020,730	$835,994
(1)Abercrombie brands includes Abercrombie & Fitch and abercrombie kids.
(2)Hollister brands includes Hollister and Gilly Hicks

Abercrombie & Fitch Co.	19	2024 1Q Form 10-Q

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by the Company or, its management and spokespeople involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “should,” “are confident,” “will,” “could,” “outlook,” or the negative versions of these words or other comparable words, and similar expressions may identify forward-looking statements. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. Factors that could cause results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to, the risks described or referenced in Part I, Item 1A. “Risk Factors,” in the Company’s Fiscal 2023 Form 10-K and otherwise in our reports and filings with the SEC, as well as the following:
•risks related to changes in global economic and financial conditions, including inflation, and the resulting impact on consumer spending generally and on our operating results, financial condition, and expense management, and our ability to adequately mitigate the impact;
•risks related to geopolitical conflict, armed conflict, such as the conflicts between Russia and Ukraine or Israel and Hamas and the possible expansion of conflict in the surrounding areas, including the impact of such conflicts on international trade, supplier delivery or increased freight costs, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience;
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
•risks related to our ability to execute on, and maintain the success of, our strategic and growth initiatives, including those outlined in our 2025 Always Forward Plan;
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

Abercrombie & Fitch Co.	20	2024 1Q Form 10-Q

INTRODUCTION

MD&A is provided as a supplement to the accompanying Condensed Consolidated Financial Statements and notes thereto to help provide an understanding of the Company’s results of operations, financial condition, and liquidity. MD&A is organized as follows:

•Overview. A general description of the Company’s business and certain segment information.
•Current Trends and Outlook. A discussion related to certain of the Company’s focus areas for the current fiscal year and discussion of certain risks and challenges, as well as a summary of the Company’s performance for the thirteen weeks ended May 4, 2024 and April 29, 2023.
•Results of Operations. An analysis of certain components of the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended May 4, 2024 and April 29, 2023.
•Liquidity and Capital Resources. A discussion of the Company’s financial condition, changes in financial condition and liquidity as of May 4, 2024, which includes (i) an analysis of financial condition as compared to February 3, 2024; (ii) an analysis of changes in cash flows for the thirteen weeks ended May 4, 2024, as compared to the thirteen weeks ended April 29, 2023; and (iii) an analysis of liquidity, including availability under the Company’s ABL Facility, the Company’s share repurchase program, and outstanding debt and covenant compliance.
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

Abercrombie & Fitch Co.	21	2024 1Q Form 10-Q

OVERVIEW

Business summary

The Company is a global, digitally-led omnichannel retailer. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids, which are sold primarily through its Company-owned stores and digital channels, as well as through various third-party arrangements.

The Company manages its business on a geographic basis, consisting of three reportable segments: Americas; Europe, the Middle East and Africa (EMEA); and Asia-Pacific (APAC). Corporate functions and other income and expenses are evaluated on a consolidated basis and are not allocated to the Company’s segments, and therefore are included as a reconciling item between segment and total operating income.

The Company’s brands include Abercrombie brands, which includes Abercrombie & Fitch and abercrombie kids, and Hollister brands, which includes Hollister and Gilly Hicks. These brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style.

The Company’s fiscal year ends on the Saturday closest to January 31. All references herein to the Company’s fiscal years are as follows:

Fiscal year	Year ended/ending	Number of weeks
Fiscal 2023	February 3, 2024	53
Fiscal 2024	February 1, 2025	52
Fiscal 2025	January 31, 2026	52

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

Abercrombie & Fitch Co.	22	2024 1Q Form 10-Q

Current macroeconomic conditions and impact of inflation

Macroeconomic conditions, including inflation, higher interest rates, the geopolitical landscape, political uncertainty including elections in several countries, foreign exchange rate fluctuations, and declines in consumer discretionary spending continue to negatively impact the global economy. In periods of perceived or actual unfavorable economic conditions, consumers may reallocate available discretionary spending, which may adversely impact demand for our products. The Company continues to experience pricing volatility with respect to cotton, raw materials and freight costs. While cotton and raw material costs have decreased from prior year-end levels, freight costs have recently been increasing. Continued inflationary pressures and pricing volatility could further impact expenses and have a long-term impact on the Company because increasing costs may impact its ability to maintain satisfactory margins.

Global events and supply chain disruptions

As a global multi-brand omnichannel specialty retailer, with operations in North America, Europe, the Middle East, and Asia, among other regions, management is mindful of macroeconomic risks, global challenges and the changing global geopolitical environment, including the ongoing armed conflicts between Russia and Ukraine or Israel and Hamas, and conflict in the surrounding areas, which could adversely impact certain areas of the business. Starting in late Fiscal 2023, disruptions to ocean vessels in the Red Sea resulted in delayed deliveries to the EMEA region. Such disruptions have also increased freight costs, which may impact the Company through the remainder of Fiscal 2024. The Company has taken certain mitigating actions in response to these events, including increasing air freight usage where appropriate and prioritizing critical orders earlier to allow for longer lead times. Further mitigating actions may be needed, particularly if there is prolonged or escalating conflict in the Red Sea.

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

Global store network optimization

The Company has a goal of finding the right size, right location and right economics for omni-enabled stores that cater to local customers. The Company continues to use data to inform its focus on aligning store square footage with digital penetration, and during the year-to-date period of Fiscal 2024, the Company opened 1 new store, while closing 13 stores. As part of this focus, the Company has updated and increased its store investment plan to include approximately 60 new stores, while closing approximately 40 stores, during Fiscal 2024, pending negotiations with our landlord partners.

Future closures could be completed through natural lease expirations, while certain other leases include early termination options that can be exercised under specific conditions. The Company may also elect to exit or modify other leases, and could incur charges related to these actions.

Pillar Two Model Rules

In 2021, the Organization for Economic Cooperation and Development (“OECD”) released Pillar Two Global Anti-Base Erosion model rules (“Pillar Two Rules”), designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. Although the U.S. has not yet enacted legislation implementing Pillar Two Rules, other countries where the Company does business, including the U.K. and Germany, have enacted legislation implementing Pillar Two Rules which are effective from January 1, 2024. The implementation of the Pillar Two Rules in each jurisdiction in which it operates did not have a material impact on the Company’s effective tax rate. The Company will continue to evaluate the impact as additional jurisdictions implement legislation and provide further guidance.

For a discussion of material risks that have the potential to cause our actual results to differ materially from our expectations, refer to Part I, “Item 1A. Risk Factors” on the Fiscal 2023 Form 10-K.

Abercrombie & Fitch Co.	23	2024 1Q Form 10-Q

Summary of results
A summary of results for the thirteen weeks ended May 4, 2024 and April 29, 2023 was as follows:

	GAAP		Non-GAAP (1)
Thirteen Weeks Ended	May 4, 2024	April 29, 2023	May 4, 2024	April 29, 2023
Net sales (in thousands)	$1,020,730	$835,994
Change in net sales	22.1%	2.9%
Comparable sales (2)			21%	3%
Gross profit rate	66.4%	61.0%
Operating income (in thousands)	$129,849	$34,008	$129,849	$38,444
Operating income margin	12.7%	4.1%	12.7%	4.6%
Net income attributable to A&F (in thousands)	$113,850	$16,571	$113,850	$19,820
Net income per share attributable to A&F	2.14	0.32	2.14	0.39

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

Certain components of the Company’s Condensed Consolidated Balance Sheets as of May 4, 2024 and February 3, 2024 were as follows:

(in thousands)	May 4, 2024	February 3, 2024
Cash and equivalents	$864,195	$900,884
Inventories	449,267	469,466
Gross long-term borrowings outstanding, carrying amount	213,906	223,214

Certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirteen week periods ended May 4, 2024 and April 29, 2023 were as follows:

(in thousands)	May 4, 2024	April 29, 2023
Net cash provided by (used for) operating activities	$95,010	$(560)
Net cash used for investing activities	(38,886)	(46,391)
Net cash used for financing activities	(92,951)	(21,956)

RESULTS OF OPERATIONS

The estimated basis point (“BPS”) change disclosed throughout this Results of Operations section has been rounded based on the change in the percentage of net sales.

Net sales

Net sales by segment are presented by attributing revenues on the basis of the segment that fulfills the order. The Company’s net sales by reportable segment for the thirteen weeks ended May 4, 2024 and April 29, 2023 were as follows:

	Thirteen Weeks Ended
(in thousands, except ratios)	May 4, 2024	April 29, 2023	$ Change	% Change	Comparable Sales (1)
By segment:
Americas	$820,121	$665,423	$154,698	23%	21%
EMEA	164,778	138,106	26,672	19	23
APAC	35,831	32,465	3,366	10	22
Total	$1,020,730	$835,994	$184,736	22	21
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

Abercrombie & Fitch Co.	24	2024 1Q Form 10-Q

For the first quarter of Fiscal 2024, net sales increased 22%, as compared to the first quarter of Fiscal 2023, primarily due to broad-based net sales growth across segments, mainly driven by a higher AUR as a result of lower promotional activity. The year-over-year increase in net sales reflects a positive comparable sales of 21%, as compared to the first quarter of Fiscal 2023, with double-digit comparable sales growth in the Americas, EMEA and APAC segments.

The Company’s net sales by brand for the thirteen weeks ended May 4, 2024 and April 29, 2023 were as follows:

	Thirteen Weeks Ended
(in thousands, except ratios)	May 4, 2024	April 29, 2023	$ Change	% Change	Comparable Sales (1)
Abercrombie (2)	$571,513	$436,044	$135,469	31%	29%
Hollister (3)	449,217	399,950	49,267	12	13
Total	$1,020,730	$835,994	$184,736	22	21
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.
(2)Includes Abercrombie & Fitch and abercrombie kids.
(3)Includes Hollister and Gilly Hicks.

Cost of sales, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	May 4, 2024		April 29, 2023
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$343,273	33.6%	$326,200	39.0%	(540)

For the first quarter of Fiscal 2024, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 540 basis points, as compared to the first quarter of Fiscal 2023. The year-over-year percentage decline was primarily attributable to lower cotton and raw material costs as well as increased average unit retail. Year-over-year decreases in the Americas and EMEA region were primarily driven by lower discounts and clearance selling. The APAC region also benefited from lower raw material costs, partially offset by the impact of changes in foreign currency.

Abercrombie & Fitch Co.	25	2024 1Q Form 10-Q

Gross profit, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	May 4, 2024		April 29, 2023
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Gross profit, exclusive of depreciation and amortization	$677,457	66.4%	$509,794	61.0%	540

Stores and distribution expense

	Thirteen Weeks Ended
	May 4, 2024		April 29, 2023
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Stores and distribution expense	$371,686	36.4%	$336,049	40.2%	(380)

For the first quarter of Fiscal 2024, stores and distribution expense, as a percentage of net sales decreased, as compared to the first quarter of Fiscal 2023. The decrease was primarily driven by expense leverage as a result of net sales growth, slightly offset with increases in distribution center and order fulfillment costs as compared to the first quarter of 2023.

Marketing, general and administrative expense

	Thirteen Weeks Ended
	May 4, 2024		April 29, 2023
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Marketing, general and administrative expense	$177,880	17.4%	$142,631	17.1%	30

For the first quarter of Fiscal 2024, marketing, general and administrative expense, as a percentage of net sales, increased 30 basis points, as compared to the first quarter of Fiscal 2023, primarily driven by an increase in marketing expense and investments in technology and people.

Other operating income, net

	Thirteen Weeks Ended
	May 4, 2024		April 29, 2023
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Other operating income, net	$1,958	0.2%	$2,894	0.3%	(10)

Operating income

	Thirteen Weeks Ended
	May 4, 2024		April 29, 2023
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Operating income	$129,849	12.7%	$34,008	4.1%	860
Excluded items:
Asset impairment charges (1)	—	—	4,436	0.5	(50)
Adjusted non-GAAP operating income ⁽¹⁾	$129,849	12.7	$38,444	4.6	810
(1)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Abercrombie & Fitch Co.	26	2024 1Q Form 10-Q

Interest (income) expense, net

	Thirteen Weeks Ended
	May 4, 2024		April 29, 2023
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Interest expense	$5,780	0.6%	$7,458	0.9%	(30)
Interest income	(10,803)	(1.1)	(4,015)	(0.5)	(60)
Interest (income) expense, net	$(5,023)	(0.5)	$3,443	0.4	(90)

For the first quarter of Fiscal 2024, interest (income) expense, net decreased $8.5 million, as compared to the first quarter of Fiscal 2023, as a result of lower borrowings due to the purchase of Senior Secured Notes as well as an increase in interest income due to the increase in balance and rates received on deposits and money market accounts.

Income tax expense

	Thirteen Weeks Ended
	May 4, 2024		April 29, 2023
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$19,794	14.7%	$12,718	41.6%
Excluded items:
Tax effect of pre-tax excluded items (1)	—		1,187
Adjusted non-GAAP income tax expense ⁽¹⁾	$19,794	14.7	$13,905	39.7
(1)    The tax effect of pre-tax excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis. Refer to “Operating income” and “NON-GAAP FINANCIAL MEASURES” for details of pre-tax excluded items.

Compared with the first quarter of Fiscal 2023, the change in the effective tax rates during the first quarter of Fiscal 2024 is due to higher levels of pre-tax income offset by a larger tax benefit on share based compensation.

Refer to Note 9, “INCOME TAXES.”

Net income attributable to A&F

	Thirteen Weeks Ended
	May 4, 2024		April 29, 2023
(in thousands)		% of Net sales		% of Net sales	BPS Change
Net income attributable to A&F	$113,850	11.2%	$16,571	2.0%	920
Excluded items, net of tax (1)	—	—	3,249	0.4	(40)
Adjusted non-GAAP net income attributable to A&F (2)	$113,850	11.2	$19,820	2.4	880
(1)    Excluded items presented above under “Operating income,” and “Income tax expense”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Abercrombie & Fitch Co.	27	2024 1Q Form 10-Q

Net income per share attributable to A&F

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023	$ Change
Net income per diluted share attributable to A&F	$2.14	$0.32	$1.82
Excluded items, net of tax (1)	—	0.06	(0.06)
Adjusted non-GAAP net income per diluted share attributable to A&F	2.14	0.39	1.75
Impact from changes in foreign currency exchange rates	—	—	—
Adjusted non-GAAP net income per diluted share attributable to A&F on a constant currency basis (2)	2.14	0.39	1.75
(1)    Excluded items presented above under “Operating income,” and “Income tax expense.”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

EBITDA and adjusted EBITDA

	Thirteen Weeks Ended
	May 4, 2024		April 29, 2023
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Net income	$115,078	11.3%	$17,847	2.1%	920
Income tax expense	19,794	1.9	12,718	1.5	40
Interest (income) expense, net	(5,023)	(0.5)	3,443	0.4	(90)
Depreciation and amortization	37,689	3.7	36,028	4.4	(70)
EBITDA (1)	$167,538	16.4%	$70,036	8.4%	800
Excluded items:
Asset impairment charges (1)	—	—	4,436	0.5	(50)
Adjusted EBITDA (1)	$167,538	16.4%	$74,472	8.9%	750
(1)EBITDA and Adjusted EBITDA are supplemental financial measures that are not defined or prepared in accordance with GAAP. EBITDA is defined as net income before interest, income taxes and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for asset impairment.

Abercrombie & Fitch Co.	28	2024 1Q Form 10-Q

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

Over the next twelve months, the Company expects its primary cash requirements to be directed towards prioritizing investments in the business and continuing to fund operating activities, including the acquisition of inventory, and obligations related to compensation, marketing, data and technology leases and any lease buyouts or modifications it may exercise, taxes and other operating activities. In addition, the Company continuously evaluates potential opportunities to strategically deploy excess cash and/or deleverage the balance sheet, depending on various factors, such as market and business conditions, including the Company’s ability to accelerate investments in the business. Such opportunities may include, but are not limited to, purchasing outstanding Senior Secured Notes or share repurchases.

The Company evaluates opportunities for investments in the business that are in line with initiatives that position the business for sustainable long-term growth that align with its strategic pillars as described within Part I, “Item 1. Business - STRATEGY AND KEY BUSINESS PRIORITIES” included on the Fiscal 2023 Form 10-K, including being opportunistic regarding growth opportunities. Examples of potential investment opportunities include, but are not limited to, new store experiences, and investments in the Company’s digital and omnichannel initiatives. Historically, the Company has utilized free cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as digital and omnichannel investments, information technology, and other projects. For the year-to-date period ended May 4, 2024, the Company used $38.9 million towards capital expenditures. Total capital expenditures for Fiscal 2024 are expected to be approximately $170 million.

The Company measures liquidity using total cash and cash equivalents and incremental borrowing available under the ABL Facility. As of May 4, 2024, the Company had cash and cash equivalents of $864.2 million and total liquidity of approximately $1.2 billion, compared with cash and cash equivalents of $900.9 million and total liquidity of approximately $1.2 billion at the beginning of Fiscal 2024.

Share repurchases and dividends

In November 2021, A&F’s Board of Directors approved a $500 million share repurchase authorization, replacing the prior 2021 share repurchase authorization of 10.0 million shares, which had approximately 3.9 million shares remaining available. During the year-to-date period ended May 4, 2024, the Company repurchased approximately 0.1 million shares of its common stock pursuant to this share repurchase authorization for approximately $15.0 million. The Company has $217 million in share repurchase authorization remaining under the authorization approved in November 2021.

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

Abercrombie & Fitch Co.	29	2024 1Q Form 10-Q

The Company’s dividend program is currently suspended in order to preserve liquidity and maintain financial flexibility. The Company may in the future review its dividend program to determine, in light of facts and circumstances at that time, whether and when to reinstate. Any dividends are declared at the discretion of A&F’s Board of Directors. A&F’s Board of Directors reviews and establishes a dividend amount, if at all, based on A&F’s financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors, including any restrictions under the Company’s agreements related to the Senior Secured Notes and the ABL Facility. There can be no assurance that the Company will declare and pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

Credit facility and Senior Secured Notes

As of May 4, 2024, the Company had $213.9 million of gross borrowings outstanding under the Senior Secured Notes. During the thirteen weeks ended May 4, 2024, A&F Management purchased $9.3 million of outstanding Senior Secured Notes in the open market and incurred a $0.2 million loss on extinguishment of debt, recognized in interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.

In addition, the Amended and Restated Credit Agreement, as amended by the First Amendment (as defined below), provides for the ABL Facility, which is a senior secured asset-based revolving credit facility of up to $400 million. As of May 4, 2024, the Company did not have any borrowings outstanding under the ABL Facility. The ABL Facility matures on April 29, 2026.

Details regarding the remaining borrowing capacity under the ABL Facility as of May 4, 2024 are as follows:

(in thousands)	May 4, 2024
Loan cap	$325,648
Less: Outstanding stand-by letters of credit	(430)
Borrowing capacity	325,218
Less: Minimum excess availability (1)	(32,565)
Borrowing capacity available	$292,653
(1)    The Company must maintain excess availability equal to the greater of 10% of the loan cap or $30 million under the ABL Facility.

Refer to Note 10, “BORROWINGS.”

Income taxes

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S. without incurring additional federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019 are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds could be repatriated without incurring additional tax expense. As of May 4, 2024, $249.9 million of the Company’s $864.2 million of cash and equivalents were held by foreign affiliates.

Refer to Note 9, “INCOME TAXES.”

Analysis of cash flows

The table below provides certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 4, 2024 and April 29, 2023:

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
(in thousands)
Cash and equivalents, and restricted cash and equivalents, beginning of period	$909,685	$527,569
Net cash provided by (used for) operating activities	95,010	(560)
Net cash used for investing activities	(38,886)	(46,391)
Net cash used for financing activities	(92,951)	(21,956)
Effect of foreign currency exchange rates on cash	(857)	(1,998)
Net decrease in cash and equivalents, and restricted cash and equivalents	(37,684)	(70,905)
Cash and equivalents, and restricted cash and equivalents, end of period	$872,001	$456,664

Abercrombie & Fitch Co.	30	2024 1Q Form 10-Q

Operating activities - During the year-to-date period ended May 4, 2024, net cash provided by operating activities included increased cash receipts as a result of the 22% year-over-year increase in net sales. During the year-to-date period ended April 29, 2023, net cash used for operating activities included increased cash receipts as a result of the 3% year-over-year increase in net sales as well as increased payments to vendors in the fourth quarter of Fiscal 2022 which resulted in lower cash payments in the first quarter of Fiscal 2023.

Investing activities - During the year-to-date period ended May 4, 2024, net cash used for investing activities was primarily used for capital expenditures of $38.9 million. Net cash used for investing activities for the year-to-date period ended April 29, 2023 was primarily used for capital expenditures of $46.4 million.

Financing activities - During the year-to-date period ended May 4, 2024, net cash used for financing activities included $65 million related to shares of Common Stock withheld (repurchased) to cover tax withholdings upon vesting of share-based compensation awards, the purchase of approximately 0.1 million shares of Common Stock with a market value of approximately $15.0 million and the purchase of $9.3 million of outstanding Senior Secured Notes at a premium of $0.1 million. During the year-to-date period ended April 29, 2023, net cash used for financing activities included amounts related to shares of Common Stock withheld (repurchased) to cover tax withholdings upon vesting of share-based compensation awards.

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

There have been no material changes in the Company’s contractual obligations since February 3, 2024, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

RECENT ACCOUNTING PRONOUNCEMENTS

The Company describes its significant accounting policies in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” included on the Fiscal 2023 Form 10-K. The Company reviews recent accounting pronouncements on a quarterly basis and has excluded discussion of those not applicable to the Company and those that did not have, or are not expected to have, a material impact on the Company’s consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

The Company describes its critical accounting estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included on the Fiscal 2023 Form 10-K. There have been no significant changes in critical accounting policies and estimates since the end of Fiscal 2023.

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

Abercrombie & Fitch Co.	31	2024 1Q Form 10-Q

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

Reconciliations of non-GAAP financial metrics on a constant currency basis to financial measures calculated and presented in accordance with GAAP for the thirteen weeks ended May 4, 2024 and April 29, 2023 were as follows:

(in thousands, except change in net sales, gross profit rate, operating margin and per share data)	Thirteen Weeks Ended
Net sales	May 4, 2024	April 29, 2023	% Change
GAAP	$1,020,730	$835,994	22%
Impact from changes in foreign currency exchange rates	—	(551)	—
Non-GAAP on a constant currency basis	$1,020,730	$835,443	22
Gross profit, exclusive of depreciation and amortization expense	May 4, 2024	April 29, 2023	BPS Change (1)
GAAP	$677,457	$509,794	540
Impact from changes in foreign currency exchange rates	—	930	(10)
Non-GAAP on a constant currency basis	$677,457	$510,724	530
Operating income	May 4, 2024	April 29, 2023	BPS Change (1)
GAAP	$129,849	$34,008	860
Excluded items (2)	—	(4,436)	50
Adjusted non-GAAP	$129,849	$38,444	810
Impact from changes in foreign currency exchange rates	—	463	(10)
Adjusted non-GAAP on a constant currency basis	$129,849	$38,907	800
Net income per share attributable to A&F	May 4, 2024	April 29, 2023	$ Change
GAAP	$2.14	$0.32	$1.82
Excluded items, net of tax (2)	—	(0.06)	0.06
Adjusted non-GAAP	$2.14	$0.39	$1.75
Impact from changes in foreign currency exchange rates	—	—	—
Adjusted non-GAAP on a constant currency basis	$2.14	$0.39	$1.75

(1)    The estimated basis point change has been rounded based on the change in the percentage of net sales.
(2)    Excluded items for the thirteen weeks ended April 29, 2023 consisted of pre-tax store asset impairment charges and the tax effect of pre-tax excluded items.

Abercrombie & Fitch Co.	32	2024 1Q Form 10-Q

EBITDA and adjusted EBITDA

The company provides EBITDA and Adjusted EBITDA as supplemental measures used by the Company's executive management to assess the Company's performance. We also believe these supplemental performance measures are meaningful information for investors and other interested parties to use in computing the Company's core financial performance over multiple periods and with other companies by excluding the impact of differences in tax jurisdictions, debt service levels and capital investment.

Reconciliations of non-GAAP EBITDA and adjusted EBITDA to financial measures calculated and presented in accordance with GAAP for the thirteen weeks ended May 4, 2024 and April 29, 2023 were as follows:

	Thirteen Weeks Ended
	May 4, 2024	% of Net Sales	April 29, 2023	% of Net Sales
Net income	$115,078	11.3%	$17,847	2.1%
Income tax expense	19,794	1.9	12,718	1.5
Interest (income) expense, net	(5,023)	(0.5)	3,443	0.4
Depreciation and amortization	37,689	3.7	36,028	4.4
EBITDA (1)	$167,538	16.4%	$70,036	8.4%

Adjustments to EBITDA
Asset impairment (1)	—	—	4,436	0.5
Adjusted EBITDA (1)	$167,538	16.4%	$74,472	8.9%

(1)EBITDA and Adjusted EBITDA are supplemental financial measures that are not defined or prepared in accordance with GAAP. EBITDA is defined as net income before interest, income taxes and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for asset impairment.

Abercrombie & Fitch Co.	33	2024 1Q Form 10-Q

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
The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II, and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies, which are recorded at cash surrender value. The change in cash surrender value resulted in realized gains of $0.3 million and $0.3 million for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively. The realized gains were recorded in interest (income) expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income.

The Rabbi Trust assets were included in other assets on the Condensed Consolidated Balance Sheets as of May 4, 2024 and February 3, 2024 and are restricted in their use as noted above.

INTEREST RATE RISK

Prior to July 2, 2020, the Company’s exposure to market risk due to changes in interest rates related primarily to the increase or decrease in the amount of interest expense from fluctuations in the LIBO rate, or an alternate base rate associated with the Company’s former term loan facility (the “Term Loan Facility”) and the ABL Facility. On July 2, 2020, the Company issued the Senior Secured Notes and repaid all outstanding borrowings under the Term Loan Facility and the ABL Facility, thereby eliminating any then-existing cash flow market risk due to changes in interest rates. The Senior Secured Notes are exposed to interest rate risk that is limited to changes in fair value. This analysis for Fiscal 2024 may differ from the actual results due to potential changes in gross borrowings outstanding under the ABL Facility and potential changes in interest rate terms and limitations described within the Amended and Restated Credit Agreement.

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

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. As of May 4, 2024, the Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. dollar against the exchange rates for foreign currencies under contract. Such a hypothetical devaluation would decrease derivative contract fair values by approximately $7.1 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair values would be expected to be largely offset by the net change in fair values of the underlying hedged items. Refer to Note 12, “DERIVATIVE INSTRUMENTS,” for the fair value of any outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of May 4, 2024 and February 3, 2024.

Abercrombie & Fitch Co.	34	2024 1Q Form 10-Q

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Executive Vice President, Chief Financial Officer and Chief Operating Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended May 4, 2024. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Executive Vice President, Chief Financial Officer and Chief Operating Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of May 4, 2024.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 4, 2024 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

Abercrombie & Fitch Co.	35	2024 1Q Form 10-Q

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

Item 1A. Risk Factors

The Company’s risk factors as of May 4, 2024 have not changed materially from those disclosed in Part I, “Item 1A. Risk Factors” of the Fiscal 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the first quarter of Fiscal 2024 that were not registered under the Securities Act of 1933, as amended.

The following table provides information regarding the purchase of shares of Common Stock made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during each fiscal month of the thirteen weeks ended May 4, 2024:

Period (fiscal month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
February 4, 2024 through March 2, 2024	1,339	$121.37	—	$232,184,768
March 3, 2024 through April 6, 2024	582,642	127.36	79,731	221,844,410
April 7, 2024 through May 4, 2024	42,217	116.83	39,733	217,184,802
Total	626,198	126.64	119,464	217,184,802
(1)An aggregate of 506,734 shares of Common Stock purchased during the thirteen weeks ended May 4, 2024 were withheld for tax payments due upon the vesting of employee restricted stock units and the exercise of employee stock appreciation rights.
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

Item 5. Other Information

During the thirteen weeks ended May 4, 2024, no director or officer of the Company adopted a new “Rule 10b5-1 trading arrangement ” or “non-Rule 10b5-1 trading arrangement,” and no director or officer of the Company modified or terminated an

Abercrombie & Fitch Co.	36	2024 1Q Form 10-Q

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

10.2
Form of Performance Share Award Agreement used to evidence the grant of performance share awards to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on or after March 12, 2024, incorporated herein by reference to Exhibit 10.43 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (File No. 001-12107)

10.3
Amended and Restated Abercrombie & Fitch Co. Short-Term Cash Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed March 13, 2024 (File No. 001-12107).

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).*

*     Filed herewith.
**    Furnished herewith.

Abercrombie & Fitch Co.	37	2024 1Q Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abercrombie & Fitch Co.

Date: June 7, 2024	By:	/s/ Scott D. Lipesky
Scott D. Lipesky
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)

Abercrombie & Fitch Co.	38	2024 1Q Form 10-Q