Form 10-Q
period 2024-08-03
ABERCROMBIE & FITCH CO /DE/
filed 2024-09-06
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2024
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Shares outstanding as of September 5, 2024
$0.01 Par Value	51,078,656

Abercrombie & Fitch Co.	2	2024 2Q Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales	$1,133,974	$935,345	$2,154,704	$1,771,339
Cost of sales, exclusive of depreciation and amortization	397,712	350,965	740,985	677,165
Gross profit	736,262	584,380	1,413,719	1,094,174
Stores and distribution expense	390,233	352,730	761,919	688,779
Marketing, general and administrative expense	170,471	144,502	348,351	287,133
Other operating income, net	(67)	(2,694)	(2,025)	(5,588)
Operating income	175,625	89,842	305,474	123,850
Interest expense	5,189	7,635	10,969	15,093
Interest income	(10,392)	(6,538)	(21,195)	(10,553)
Interest (income) expense, net	(5,203)	1,097	(10,226)	4,540
Income before income taxes	180,828	88,745	315,700	119,310
Income tax expense	45,449	30,014	65,243	42,732
Net income	135,379	58,731	250,457	76,578
Less: Net income attributable to noncontrolling interests	2,211	1,837	3,439	3,113
Net income attributable to A&F	$133,168	$56,894	$247,018	$73,465

Net income per share attributable to A&F
Basic	$2.60	$1.13	$4.84	$1.47
Diluted	$2.50	$1.10	$4.64	$1.43

Weighted-average shares outstanding
Basic	51,246	50,322	51,069	49,952
Diluted	53,279	51,548	53,277	51,535

Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	$3,441	$(3,836)	$1,604	$(3,525)
Derivative financial instruments, net of tax	(1,150)	2,242	(627)	2,647
Other comprehensive income (loss)	2,291	(1,594)	977	(878)
Comprehensive income	137,670	57,137	251,434	75,700
Less: Comprehensive income attributable to noncontrolling interests	2,211	1,837	3,439	3,113
Comprehensive income attributable to A&F	$135,459	$55,300	$247,995	$72,587

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	3	2024 2Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Balance Sheets
(Thousands, except par value amounts)
(Unaudited)

	August 3, 2024	February 3, 2024
Assets
Current assets:
Cash and equivalents	$738,402	$900,884
Receivables	115,077	78,346
Inventories	539,759	469,466
Other current assets	123,415	88,569
Total current assets	1,516,653	1,537,265
Property and equipment, net	552,453	538,033
Operating lease right-of-use assets	746,788	678,256
Other assets	233,664	220,679
Total assets	$3,049,558	$2,974,233
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$406,756	$296,976
Accrued expenses	422,484	436,655
Short-term portion of operating lease liabilities	202,840	179,625
Income taxes payable	19,576	53,564
Total current liabilities	1,051,656	966,820
Long-term liabilities:
Long-term portion of operating lease liabilities	688,006	646,624
Long-term borrowings, net	—	222,119
Other liabilities	88,746	88,683
Total long-term liabilities	776,752	957,426
Stockholders’ equity
Class A Common Stock: $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	408,293	421,609
Retained earnings	2,877,969	2,643,629
Accumulated other comprehensive loss, net of tax (“AOCL”)	(134,991)	(135,968)
Treasury stock, at average cost: 52,231 and 52,800 shares as of August 3, 2024 and February 3, 2024, respectively	(1,945,778)	(1,895,143)
Total Abercrombie & Fitch Co. stockholders’ equity	1,206,526	1,035,160
Noncontrolling interests	14,624	14,827
Total stockholders’ equity	1,221,150	1,049,987
Total liabilities and stockholders’ equity	$3,049,558	$2,974,233

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	4	2024 2Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended August 3, 2024
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, May 4, 2024	51,102	$1,033	$400,807	$12,284	$2,745,382	$(137,282)	52,198	$(1,931,054)	$1,091,170
Net income	—	—	—	2,211	133,168	—	—	—	135,379
Purchase of Common Stock	(84)	—	—	—	—	—	84	(15,000)	(15,000)
Share-based compensation issuances and exercises	51	—	(1,747)	—	(581)	—	(51)	276	(2,052)
Share-based compensation expense	—	—	9,233	—	—	—	—	—	9,233
Derivative financial instruments, net of tax	—	—	—	—	—	(1,150)	—	—	(1,150)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	3,441	—	—	3,441
Contribution from noncontrolling interests, net	—	—	—	129	—	—	—	—	129
Ending balance at August 3, 2024	51,069	$1,033	$408,293	$14,624	$2,877,969	$(134,991)	52,231	$(1,945,778)	$1,221,150

	Thirteen Weeks Ended July 29, 2023
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, April 29, 2023	50,062	$1,033	$400,699	$9,116	$2,344,522	$(136,811)	53,238	$(1,907,586)	$710,973
Net income	—	—	—	1,837	56,894	—	—	—	58,731
Share-based compensation issuances and exercises	79	—	(1,860)	—	(1,384)	—	(79)	2,834	(410)
Share-based compensation expense	—	—	11,559	—	—	—	—	—	11,559
Derivative financial instruments, net of tax	—	—	—	—	—	2,242	—	—	2,242
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(3,836)	—	—	(3,836)
Distribution to noncontrolling interests, net	—	—	—	(475)	—	—	—	—	(475)
Ending balance at July 29, 2023	50,141	$1,033	$410,398	$10,478	$2,400,032	$(138,405)	53,159	$(1,904,752)	$778,784

Abercrombie & Fitch Co.	5	2024 2Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Twenty-Six Weeks Ended August 3, 2024
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 3, 2024	50,500	$1,033	$421,609	$14,827	$2,643,629	$(135,968)	52,800	$(1,895,143)	$1,049,987
Net income	—	—	—	3,439	247,018	—	—	—	250,457
Purchase of Common Stock	(203)	—	—	—	—	—	203	(30,000)	(30,000)
Share-based compensation issuances and exercises	772	—	(33,912)	—	(12,678)	—	(772)	(20,635)	(67,225)
Share-based compensation expense	—	—	20,596	—	—	—	—	—	20,596
Derivative financial instruments, net of tax	—	—	—	—	—	(627)	—	—	(627)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	1,604	—	—	1,604
Distribution to noncontrolling interests, net	—	—	—	(3,642)	—	—	—	—	(3,642)
Ending balance at August 3, 2024	51,069	$1,033	$408,293	$14,624	$2,877,969	$(134,991)	52,231	$(1,945,778)	$1,221,150

	Twenty-Six Weeks Ended July 29, 2023
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, January 28, 2023	49,002	$1,033	$416,255	$11,728	$2,368,815	$(137,527)	54,298	$(1,953,735)	$706,569
Net income	—	—	—	3,113	73,465	—	—	—	76,578
Share-based compensation issuances and exercises	1,139	—	(25,504)	—	(42,248)	—	(1,139)	48,983	(18,769)
Share-based compensation expense	—	—	19,647	—	—	—	—	—	19,647
Derivative financial instruments, net of tax	—	—	—	—	—	2,647	—	—	2,647
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(3,525)	—	—	(3,525)
Distribution to noncontrolling interests, net	—	—	—	(4,363)	—	—	—	—	(4,363)
Ending balance at July 29, 2023	50,141	$1,033	$410,398	$10,478	$2,400,032	$(138,405)	53,159	$(1,904,752)	$778,784

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	6	2024 2Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Cash Flows
(Thousands)
(Unaudited)

	Twenty-Six Weeks Ended

	August 3, 2024	July 29, 2023
Operating activities
Net income	$250,457	$76,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,044	72,411
Asset impairment	1,567	4,436
Loss on disposal	2,170	1,622
Benefit from deferred income taxes	(4,882)	(822)
Share-based compensation	20,596	19,647
Loss on extinguishment of debt	1,114	—
Changes in assets and liabilities:
Inventories	(70,053)	11,909
Accounts payable and accrued expenses	86,000	40,954
Operating lease right-of-use assets and liabilities	(5,147)	(36,289)
Income taxes	(36,157)	28,281
Other assets	(63,060)	1,115
Other liabilities	470	(3,514)
Net cash provided by operating activities	260,119	216,328
Investing activities
Purchases of marketable securities	(15,000)	—
Purchases of property and equipment	(81,649)	(89,780)
Net cash used for investing activities	(96,649)	(89,780)
Financing activities
Repayment/redemption of senior secured notes	(223,331)	—
Payment of debt modification costs and fees	(2,716)	(17)
Purchases of Common Stock	(30,000)	—
Acquisition of Common stock for tax withholding obligations	(67,225)	(18,769)
Other financing activities	(3,689)	(4,556)
Net cash used for financing activities	(326,961)	(23,342)
Effect of foreign currency exchange rates on cash	101	(3,672)
Net (decrease) increase in cash and equivalents, and restricted cash and equivalents	(163,390)	99,534
Cash and equivalents, and restricted cash and equivalents, beginning of period	909,685	527,569
Cash and equivalents, and restricted cash and equivalents, end of period	$746,295	$627,103
Supplemental information related to non-cash activities
Purchases of property and equipment not yet paid at end of period	$46,909	$45,506
Operating lease right-of-use assets additions, net of terminations, impairments and other reductions	174,597	91,007
Supplemental information related to cash activities
Cash paid for interest	9,527	13,108
Cash paid for income taxes	108,086	16,565
Cash received from income tax refunds	10	442
Cash paid for amounts included in measurement of operating lease liabilities, net of abatements	133,673	156,486

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	7	2024 2Q Form 10-Q

Abercrombie & Fitch Co.
Index for Notes to Condensed Consolidated Financial Statements (Unaudited)

Abercrombie & Fitch Co.	8	2024 2Q Form 10-Q

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

The Company manages its business on a geographic basis, consisting of three reportable segments: Americas; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). Corporate functions and other income and expenses are evaluated on a consolidated basis and are not allocated to the Company’s segments, and therefore are included as a reconciling item between segment and total operating income.

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

The Company has interests in Emirati and Kuwaiti business ventures with Majid al Futtaim Lifestyle L.L.C. (“MAF”) and in a United States of America (the “U.S.”) business venture with Dixar L.L.C. (“Dixar”), each of which meets the definition of a variable interest entity (“VIE”). The purpose of the business ventures with MAF is to operate stores in the United Arab Emirates and Kuwait and the purpose of the business venture with Dixar is to hold the intellectual property related to the Social Tourist brand. The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the operating results, assets and liabilities of these VIEs, with the noncontrolling interests’ (“NCI”) portions of net income presented as net income attributable to NCI on the Condensed Consolidated Statements of Operations and Comprehensive Income and the NCI portion of stockholders’ equity presented as NCI on the Condensed Consolidated Balance Sheets.

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

Interim financial statements

The Condensed Consolidated Financial Statements as of August 3, 2024, and for the thirteen and twenty-six week periods ended August 3, 2024 and July 29, 2023, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements. Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2023 filed with the SEC on April 1, 2024 (the “Fiscal 2023 Form 10-K”). The February 3, 2024 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”).

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2024.

Abercrombie & Fitch Co.	9	2024 2Q Form 10-Q

Use of estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved with estimates, actual results may differ. Additionally, these estimates and assumptions may change as a result of the impact of global economic conditions such as the uncertainty regarding a slowing economy, rising interest rates, continued inflation, fluctuation in foreign exchange rates, and geopolitical concerns, all of which could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Recent accounting pronouncements

The Company reviews recent accounting pronouncements on a quarterly basis and has excluded discussion of those not applicable to the Company and those that did not have, or are not expected to have, a material impact on the Company’s consolidated financial statements. The following table provides a brief description of certain accounting pronouncements the Company has not yet adopted and that could affect the Company’s financial statements.

Accounting Standards Update (ASU)	Description	Effect on the financial statements or other significant matters
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
The update modifies the disclosure/presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit and loss, The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.
Other than the new disclosure requirements, the adoption of this guidance will not have a significant impact on the Company's consolidated financial statements.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. For public business entities (“PBEs”), the requirement will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted.
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

Condensed Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

(in thousands)	Location	August 3, 2024	February 3, 2024	July 29, 2023	January 28, 2023
Cash and equivalents	Cash and equivalents	$738,402	$900,884	$617,339	$517,602
Long-term restricted cash and equivalents	Other assets	7,893	8,801	9,764	9,967
Cash and equivalents and restricted cash and equivalents		$746,295	$909,685	$627,103	$527,569

Abercrombie & Fitch Co.	10	2024 2Q Form 10-Q

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

As of August 3, 2024 and February 3, 2024, $97.2 million and $72.4 million of SCF program liabilities were recorded in accounts payable in the Condensed Consolidated Balance Sheets, respectively, and reflected as a cash flow from operating activities in the Condensed Consolidated Statements of Cash Flows when settled.

The following table provides activity in the SCF program for the twenty-six weeks ended August 3, 2024:

Twenty-Six Weeks Ended
(in thousands)	August 3, 2024
Confirmed obligations outstanding at the beginning of the period	$72,376
Invoices confirmed during the period	186,761
Confirmed invoices paid during the period	(161,890)
Confirmed obligations outstanding at the end of the period	$97,247

3. REVENUE RECOGNITION

Disaggregation of revenue

All revenues are recognized in net sales in the Condensed Consolidated Statements of Operations and Comprehensive Income. For information regarding the disaggregation of revenue, refer to Note 14, “SEGMENT REPORTING.”

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of August 3, 2024, February 3, 2024, July 29, 2023 and January 28, 2023:

(in thousands)	August 3, 2024	February 3, 2024	July 29, 2023	January 28, 2023
Gift card liability (1)	$39,914	$41,144	$36,967	$39,235
Loyalty programs liability	29,535	27,937	23,969	25,640
(1)Includes $14.8 million and $26.4 million of revenue recognized during the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively, that was included in the gift card liability at the beginning of February 3, 2024 and January 28, 2023, respectively.

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Revenue associated with gift card redemptions and gift card breakage	$32,831	$24,426	$63,492	$48,650
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	14,712	11,636	28,670	23,918

Abercrombie & Fitch Co.	11	2024 2Q Form 10-Q

4. NET INCOME PER SHARE

Net income per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of A&F’s Class A Common Stock, $0.01 par value (“Common Stock”). The following table provides additional information pertaining to net income per share attributable to A&F for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Weighted-average treasury shares	(52,054)	(52,978)	(52,231)	(53,348)
Weighted-average — basic shares	51,246	50,322	51,069	49,952
Dilutive effect of share-based compensation awards	2,033	1,226	2,208	1,583
Weighted-average — diluted shares	53,279	51,548	53,277	51,535
Anti-dilutive shares (1)	204	1,453	237	1,779
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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The following table provides the three levels of the hierarchy and the distribution of the Company’s assets measured at fair value on a recurring basis, as of August 3, 2024 and February 3, 2024:

	Assets and Liabilities at Fair Value as of August 3, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$135,547	$27,609	$—	$163,156
Marketable securities (2)	—	15,014	—	15,014
Derivative instruments (3)	—	390	—	390
Rabbi Trust assets (4)	1,164	53,207	—	54,371
Restricted cash equivalents (1)	3,300	1,458	—	4,758
Total assets	$140,011	$97,678	$—	$237,689

Liabilities:
Derivative instruments (3)	$—	$360	$—	$360
Total liabilities	$—	$360	$—	$360

	Assets and Liabilities at Fair Value as of February 3, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$349,174	$26,975	$—	$376,149
Derivative instruments (3)	—	1,092	—	1,092
Rabbi Trust assets (4)	1,164	52,521	—	53,685
Restricted cash equivalents (1)	4,282	1,420	—	5,702
Total assets	$354,620	$82,008	$—	$436,628

Liabilities:
Derivative instruments (3)	$—	$539	$—	$539
Total liabilities	$—	$539	$—	$539

Abercrombie & Fitch Co.	12	2024 2Q Form 10-Q

(1)    Level 1 assets consisted of investments in money market funds and U.S. treasury bills. Level 2 assets consisted of time deposits with original maturities of less than three months.
(2)    Level 2 assets consisted of time deposits with original maturities greater than three months, but less than one year.
(3)    Level 2 assets and liabilities consisted primarily of foreign currency exchange forward contracts.
(4)    Level 1 assets consisted of investments in money market funds. Level 2 assets consisted of trust-owned life insurance policies.

The Company’s Level 2 assets and liabilities consisted of:
•Trust-owned life insurance policies, which were valued using the cash surrender value of the life insurance policies;
•Time deposits with original maturities of three months or less were recorded at cost, approximating fair value, due to the short-term nature of these investments;
•Time deposits with original maturities greater than three months were recorded at fair value, which approximates their carrying value, and are primarily based upon quoted vendor or broker priced securities in active markets; and
•Derivative instruments, primarily foreign currency exchange forward contracts, which were valued using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

Fair value of long-term borrowings

The Company’s borrowings were carried at historical cost in the accompanying Condensed Consolidated Balance Sheet as of February 3, 2024. On July 15, 2024 (the “Redemption Date”), Abercrombie & Fitch Management Co. (“A&F Management”) redeemed all of its outstanding senior secured notes at par value, which had a fixed 8.75% interest rate and were scheduled to mature on July 15, 2025 (the “Senior Secured Notes”). As of the Redemption Date, the Senior Secured Notes were no longer deemed outstanding.

6. PROPERTY AND EQUIPMENT, NET
The following table provides property and equipment, net as of August 3, 2024 and February 3, 2024:

(in thousands)	August 3, 2024	February 3, 2024
Property and equipment, at cost	$2,554,699	$2,509,184
Less: Accumulated depreciation and amortization	(2,002,246)	(1,971,151)
Property and equipment, net	$552,453	$538,033
Refer to Note 8, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during the thirteen and twenty-six ended August 3, 2024 and July 29, 2023.

7. LEASES

The Company is a party to leases related to its Company-operated retail stores as well as for certain of its distribution centers, office space, information technology and equipment.

The following table provides a summary of the Company’s operating lease costs for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Single lease cost (1)	$64,163	$62,655	$124,143	$120,995
Variable lease cost (2)	45,197	51,782	91,366	87,477
Operating lease right-of-use asset impairment (3)	472	—	811	1,414
Sublease income	(986)	(996)	(1,970)	(1,980)
Total operating lease cost	$108,846	$113,441	$214,350	$207,906
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

The Company had minimum commitments related to operating lease contracts that have not yet commenced, primarily for certain Company-operated retail stores, of approximately $107.1 million as of August 3, 2024.

Abercrombie & Fitch Co.	13	2024 2Q Form 10-Q

8. ASSET IMPAIRMENT

The following table provides asset impairment charges for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Operating lease right-of-use asset impairment	$471	$—	$810	$1,414
Property and equipment asset impairment	230	—	757	3,022
Total asset impairment	$701	$—	$1,567	$4,436

Asset impairment charges for the twenty-six weeks ended August 3, 2024 and July 29, 2023 related to certain of the Company’s store assets. The store impairment charges for the twenty-six weeks ended August 3, 2024 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $6.0 million, including $5.3 million related to operating lease right-of-use assets.

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

Impact of valuation allowances

During the thirteen and twenty-six weeks ended August 3, 2024, the Company did not recognize income tax benefits on $7.0 million and $14.6 million respectively, of pretax losses, primarily in Switzerland, resulting in adverse tax impacts of $1.1 million and $2.2 million, respectively.

As of August 3, 2024, the Company had foreign net deferred tax assets of approximately $40.3 million, including $9.7 million, $7.7 million, and $13.0 million in China, Japan and the United Kingdom, respectively. While the Company believes that these net deferred tax assets are more-likely-than-not to be realized, it is not a certainty, as the Company continues to evaluate and respond to emerging situations. Should circumstances change, the net deferred tax assets may become subject to additional valuation allowances in the future. Additional valuation allowances would result in additional tax expense.

During the thirteen and twenty-six weeks ended July 29, 2023, the Company did not recognize income tax benefits on $22.7 million and $43.0 million of pretax losses, primarily in Switzerland, resulting in adverse tax impacts of $3.4 million and $6.5 million, respectively.

As of February 3, 2024, there were approximately $7.6 million, $7.5 million, and $12.6 million of net deferred tax assets in China, Japan, and the United Kingdom, respectively.

Share-based compensation

Refer to Note 11, “SHARE-BASED COMPENSATION,” for details on income tax benefits and charges related to share-based compensation awards during the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023.

Abercrombie & Fitch Co.	14	2024 2Q Form 10-Q

10. BORROWINGS

Senior Secured Notes

On the Redemption Date, A&F redeemed all of its outstanding 8.75% Senior Secured Notes due July 15, 2025, which had an aggregate principal amount of $214 million, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date, and incurred a $0.9 million loss on extinguishment of debt, recognized in interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Income. During the twenty-six weeks ended August 3, 2024, A&F Management repurchased $9.3 million in the open market and redeemed $214 million of its Senior Secured Notes and incurred a loss on extinguishment of debt of $1.1 million. As of the Redemption Date, the Senior Secured Notes were no longer deemed outstanding and interest on the Senior Secured Notes ceased to accrue.

ABL Facility

On August 2, 2024, A&F, as parent and a guarantor, A&F Management, as lead borrower, and certain of A&F’s direct and indirect wholly-owned subsidiaries, as additional borrowers and guarantors, entered into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”), together with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders. The Second Amendment amends the existing Amended and Restated Credit Agreement, dated as of April 29, 2021 (the “ABL Credit Agreement”), which provided for a $400 million senior secured asset-based revolving credit facility. The Company incurred customary fees and expenses in connection with the entry into the Second Amendment.

The Second Amendment amended the ABL Credit Agreement to, among other things:
•increase the aggregate commitments thereunder to $500 million;
•establish a $100 million sub-facility for the benefit of Abfico Netherlands Distribution B.V. (“Abfico”) and AFH Stores UK Limited (“AFH UK”) that is (i) secured by a first priority security interest in all assets (subject to specified exclusions) of each of Abfico and AFH UK, (ii) guaranteed by A&F and certain of its domestic direct and indirect wholly-owned subsidiaries and (iii) subject to a borrowing base as described therein;
•extend the maturity date from April 29, 2026 to August 2, 2029;
•increase the letter of credit sub-limit from $50 million to $62.5 million;
•decrease the swing line availability from $50 million to $30 million;
•decrease the unused line fee from a variable rate of 25 basis points to 37.5 basis points to a flat rate of 25 basis points; and
•increase pricing of the interest rate margin applicable to borrowings as follows:
◦from 1.25% to 1.50% when average availability is greater than or equal to 50% of the Loan Cap (as defined in the Second Amendment); and
◦from 1.50% to 1.75% when average availability is less than 50% of the Loan Cap.

The ABL Facility is subject to a borrowing base, consisting primarily of inventory located in the U.S., the United Kingdom and the Netherlands, with a letter of credit sub-limit of $62.5 million, a swing line loan sub-limit of $30 million, and an accordion feature allowing A&F to increase the revolving commitment by up to $150 million subject to specified conditions. The ABL Facility is available for working capital, capital expenditures, and other general corporate purposes.

As of August 3, 2024, availability under the ABL Facility was $478.4 million, net of $0.4 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $36 million under the ABL Facility, borrowing capacity available to the Company under the ABL Facility was $430.5 million as of August 3, 2024.

Representations, warranties and covenants

The agreements related to the ABL Facility contain various representations, warranties and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of the Company and its subsidiaries to: grant or incur liens; incur, assume or guarantee additional indebtedness; sell or otherwise dispose of assets, including capital stock of subsidiaries; make investments in certain subsidiaries; pay dividends, make distributions or redeem or repurchase capital stock; change the nature of their business; and consolidate or merge with or into, or sell substantially all of the assets of the Company or A&F Management to another entity.

Certain of the agreements related to the ABL Facility also contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance and providing additional guarantees and collateral in certain circumstances.

The Company was in compliance with all debt covenants under these agreements as of August 3, 2024.

Abercrombie & Fitch Co.	15	2024 2Q Form 10-Q

11. SHARE-BASED COMPENSATION

Financial statement impact

The following table provides share-based compensation expense and the related income tax impacts for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Share-based compensation expense	$9,233	$11,559	$20,596	$19,647
Income tax benefits associated with share-based compensation expense recognized	1,240	1,079	2,518	2,083

The following table provides discrete income tax benefits and charges related to share-based compensation awards during the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Income tax discrete benefits realized for tax deductions related to the issuance of shares	$2,778	$325	$17,332	$1,442
Income tax discrete charges realized upon cancellation of stock appreciation rights	—	—	—	(101)
Total income tax discrete benefits related to share-based compensation awards	$2,778	$325	$17,332	$1,341

The following table provides the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Employee tax withheld upon issuance of shares (1)	$2,052	$410	$67,225	$18,769
(1)    Classified within financing activities on the Condensed Consolidated Statements of Cash Flows.

Restricted stock units

The following table provides the summarized activity for restricted stock units for the twenty-six weeks ended August 3, 2024:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at February 3, 2024	1,886,085	$27.12	521,212	$30.03	260,619	$43.90
Granted	234,497	122.67	53,775	120.56	26,895	180.71
Adjustments for performance achievement	—	—	150,446	32.10	75,227	50.34
Vested	(828,274)	24.75	(300,892)	32.10	(150,454)	50.34
Forfeited	(56,716)	33.84	—	—	—	—
Unvested at August 3, 2024 (1)	1,235,592	$46.61	424,541	$40.76	212,287	$58.95
(1)    Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can be achieved from zero up to 200% of their target vesting amount.

The following table provides the unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units as of August 3, 2024:

Abercrombie & Fitch Co.	16	2024 2Q Form 10-Q

	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost (in thousands)	$48,233	$19,172	$7,105
Remaining weighted-average period cost is expected to be recognized (years)	1.3	1.4	1.4

The following table provides additional information pertaining to restricted stock units for the twenty-six weeks ended August 3, 2024 and July 29, 2023:

	Twenty-Six Weeks Ended
(in thousands)	August 3, 2024	July 29, 2023
Service-based restricted stock units:
Total grant date fair value of awards granted	$28,766	$25,315
Total grant date fair value of awards vested	20,500	17,663

Performance-based restricted stock units:
Total grant date fair value of awards granted	6,483	6,300
Total grant date fair value of awards vested	9,659	—

Market-based restricted stock units:
Total grant date fair value of awards granted	4,860	4,576
Total grant date fair value of awards vested	7,574	16,040

The following table provides the weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the twenty-six weeks ended August 3, 2024 and July 29, 2023:

	Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023
Grant date market price	$120.56	$28.36
Fair value	180.71	41.20

Price volatility	59%	63%
Expected term (years)	2.9	2.9
Risk-free interest rate	4.3%	4.6%
Dividend yield	—	—
Average volatility of peer companies	51.8	66.0
Average correlation coefficient of peer companies	0.4866	0.5295

Stock appreciation rights

The following table provides the summarized stock appreciation rights activity for the twenty-six weeks ended August 3, 2024:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Life (years)
Outstanding at February 3, 2024	25,600	$29.29
Exercised	(25,600)	29.29
Forfeited or expired	—	—
Outstanding at August 3, 2024	—	$—	$—	0.0
Stock appreciation rights exercisable at August 3, 2024	—	$—	$—	0.0

As of August 3, 2024, no stock appreciation rights remain outstanding.

The following table provides additional information pertaining to stock appreciation rights exercised during the twenty-six weeks ended August 3, 2024 and July 29, 2023:

(in thousands)	August 3, 2024	July 29, 2023
Total grant date fair value of awards exercised	$267	$115

Abercrombie & Fitch Co.	17	2024 2Q Form 10-Q

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

As of August 3, 2024, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany transactions:

(in thousands)	Notional Amount (1)
Euro	$51,655
British pound	60,046
Canadian dollar	22,045
(1)    Amounts reported are the U.S. Dollar notional amounts outstanding as of August 3, 2024.

As of August 3, 2024, foreign currency exchange forward contracts that were entered into to hedge foreign-currency-denominated net monetary assets and liabilities were as follows:

(in thousands)	Notional Amount (1)
British pound	$11,557
(1)    Amounts reported are the U.S. Dollar notional amounts outstanding as of August 3, 2024.

The fair value of derivative instruments is determined using quoted market prices of the same or similar instruments, adjusted for counterparty risk. The following table provides the location and amounts of derivative fair values of foreign currency exchange forward contracts on the Condensed Consolidated Balance Sheets as of August 3, 2024 and February 3, 2024:

(in thousands)	Location	August 3, 2024	February 3, 2024	Location	August 3, 2024	February 3, 2024
Derivatives designated as cash flow hedging instruments	Other current assets	$357	$1,090	Accrued expenses	$360	$539
Derivatives not designated as hedging instruments	Other current assets	33	2	Accrued expenses	—	—
Total		$390	$1,092		$360	$539

The following table provides information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
(Loss) gain recognized in AOCL (1)	$(587)	$558	$442	$51
Gain (loss) reclassified from AOCL to cost of sales, exclusive of depreciation and amortization (2)	527	(1,708)	$1,010	$(2,614)
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

Abercrombie & Fitch Co.	18	2024 2Q Form 10-Q

The following table provides additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
(Loss) gain, net recognized in other operating income, net	$(219)	$(540)	$443	$(1,087)

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables provide activity in AOCL for the thirteen and twenty-six weeks ended August 3, 2024:

	Thirteen Weeks Ended August 3, 2024
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at May 4, 2024	$(138,369)	$1,087	$(137,282)
Other comprehensive income (loss) before reclassifications	3,441	(587)	2,854
Reclassified gain from AOCL (1)	—	(527)	(527)
Tax effect	—	(36)	(36)
Other comprehensive income (loss) after reclassifications	3,441	(1,150)	2,291
Ending balance at August 3, 2024	$(134,928)	$(63)	$(134,991)

	Twenty-Six Weeks Ended August 3, 2024
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 3, 2024	$(136,532)	$564	$(135,968)
Other comprehensive income before reclassifications	1,604	442	2,046
Reclassified gain from AOCL (1)	—	(1,010)	(1,010)
Tax effect	—	(59)	(59)
Other comprehensive income (loss) after reclassifications	1,604	(627)	977
Ending balance at August 3, 2024	$(134,928)	$(63)	$(134,991)

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

Abercrombie & Fitch Co.	19	2024 2Q Form 10-Q

14. SEGMENT REPORTING

The Company’s reportable segments are based on the financial information the chief operating decision maker (“CODM”) uses to allocate resources and assess performance of its business.

The Company manages its business on a geographic basis, consisting of three reportable segments: Americas; EMEA; and APAC. Corporate functions and other income and expenses are evaluated on a consolidated basis and are not allocated to the Company’s segments, and therefore are included as a reconciling item between segment and total operating income. The Americas reportable segment includes the results of operations in North America and South America. The EMEA reportable segment includes the results of operations in Europe, the Middle East and Africa. The APAC reportable segment includes the results of operations in the Asia-Pacific region, including Asia and Oceania. Intersegment sales and transfers are recorded at cost and are treated as a transfer of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

The group comprised of the Company’s (i) Chief Executive Officer and (ii) Chief Financial Officer and Chief Operating Officer functions as the Company’s CODM. The Company’s CODM manages business operations and evaluates the performance of each segment based on the net sales and operating income (loss) of the segment.

Net sales by segment are presented by attributing revenues on the basis of the segment that fulfills the order. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributed to the segment. Corporate/other expenses include expenses incurred that are not directly attributed to a reportable segment and primarily relate to corporate or global functions such as design, sourcing, brand management, corporate strategy, information technology, finance, treasury, legal, human resources, and other corporate support services, as well as certain globally managed components of the planning, merchandising, and marketing functions.

The Company reports inventories by segment as that information is used by the CODM in determining allocation of resources to the segments. The Company does not report its other assets by segment as that information is not used by the CODM in assessing segment performance or allocating resources.

The following tables provide the Company’s segment information as of August 3, 2024 and February 3, 2024, and for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023:

	Net Sales
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Americas	$901,224	$731,427	$1,721,345	$1,396,850
EMEA	199,682	171,962	364,460	310,068
APAC	33,068	31,956	68,899	64,421
Segment total	$1,133,974	$935,345	$2,154,704	$1,771,339

	Operating Income (Loss)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Americas	$275,120	$177,063	$527,467	$333,508
EMEA	38,040	29,860	62,541	28,375
APAC	(3,245)	(464)	(3,567)	(3,011)
Segment total	$309,915	$206,459	$586,441	$358,872
Operating (loss) income not attributed to segments:
Stores and distribution expense	(5,002)	(3,114)	(8,373)	(5,003)
Marketing, general and administrative expense	(129,355)	(116,198)	(274,619)	(235,603)
Other operating income, net	67	2,695	2,025	5,584
Total operating income	$175,625	$89,842	$305,474	$123,850

Abercrombie & Fitch Co.	20	2024 2Q Form 10-Q

	Assets
(in thousands)	August 3, 2024	February 3, 2024
Inventories
Americas	$438,076	$372,371
EMEA	80,418	77,125
APAC	21,265	19,970
Total inventories	$539,759	$469,466
Assets not attributed to segments	2,509,799	2,504,767
Total assets	$3,049,558	$2,974,233

Brand Information

The following table provides additional disaggregated revenue information, which is categorized by brand, for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Abercrombie (1)	$582,416	$462,711	$1,153,929	$898,755
Hollister (2)	551,558	472,634	1,000,775	872,584
Total	$1,133,974	$935,345	$2,154,704	$1,771,339
(1)Abercrombie brands includes Abercrombie & Fitch and abercrombie kids.
(2)Hollister brands includes Hollister and Gilly Hicks

Abercrombie & Fitch Co.	21	2024 2Q Form 10-Q

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by the Company or its management and spokespeople involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “should,” “are confident,” “will,” “could,” “outlook,” or the negative versions of these words or other comparable words, and similar expressions may identify forward-looking statements. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. Factors that could cause results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to, the risks described or referenced in Part I, Item 1A. “Risk Factors,” in the Company’s Fiscal 2023 Form 10-K and in our subsequent reports and filings with the SEC, as well as the following:
•risks related to changes in global economic and financial conditions, including inflation, and the resulting impact on consumer spending generally and on our operating results, financial condition, and expense management, and our ability to adequately mitigate the impact;
•risks related to the geopolitical landscape and conflicts, such as the recent attacks on marine vessels in the Red Sea, and the potential escalation of such conflicts and the impact of such conflicts on international trade, supplier delivery or increased freight costs, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience;
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

In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements included herein are based on information presently available to the management of the Company. Except as may be required by applicable law, the Company assumes no obligation to publicly update or revise its forward-looking statements, including any financial targets and estimates, whether as a result of new information, future events, or otherwise. As used herein, “Abercrombie & Fitch Co.,” “the Company,” “we,” “us,” “our,” and similar terms include Abercrombie & Fitch Co. (“A&F”) and its subsidiaries, unless the context indicates otherwise.

Abercrombie & Fitch Co.	22	2024 2Q Form 10-Q

INTRODUCTION

MD&A is provided as a supplement to the accompanying Condensed Consolidated Financial Statements and notes thereto to help provide an understanding of the Company’s results of operations, financial condition, and liquidity. MD&A is organized as follows:

•Overview. A general description of the Company’s business and certain segment information.
•Current Trends and Outlook. A discussion related to certain of the Company’s focus areas for the current fiscal year and a discussion of certain risks and challenges, as well as a summary of the Company’s performance for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023.
•Results of Operations. An analysis of certain components of the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023.
•Liquidity and Capital Resources. A discussion of the Company’s financial condition, changes in financial condition and liquidity as of August 3, 2024, which includes (i) an analysis of financial condition as compared to February 3, 2024; (ii) an analysis of changes in cash flows for the twenty-six weeks ended August 3, 2024, as compared to the twenty-six weeks ended July 29, 2023; and (iii) an analysis of liquidity, including availability under the Company’s ABL Facility (as defined below), the Company’s share repurchase program, and outstanding debt and covenant compliance.
•Recent Accounting Pronouncements. A discussion, as applicable, of the recent accounting pronouncements that the Company has adopted or is currently evaluating, including the dates of adoption and/or expected dates of adoption, and anticipated effects on the Company’s Condensed Consolidated Financial Statements.
•Critical Accounting Estimates. A discussion of the accounting estimates considered to be important to the Company’s results of operations and financial condition, which typically require significant judgment and estimation on the part of management in their application.
•Non-GAAP Financial Measures. MD&A provides a discussion of certain financial measures that have been determined to not be presented in accordance with GAAP. This section includes certain reconciliations between GAAP and non-GAAP financial measures and additional details on non-GAAP financial measures, including information as to why the Company believes that the non-GAAP financial measures provided within MD&A are useful to investors.

Abercrombie & Fitch Co.	23	2024 2Q Form 10-Q

OVERVIEW

Business summary

The Company is a global, digitally-led omnichannel retailer. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids, which are sold primarily through its Company-owned stores and digital channels, as well as through various third-party arrangements.

The Company manages its business on a geographic basis, consisting of three reportable segments: Americas; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). Corporate functions and other income and expenses are evaluated on a consolidated basis and are not allocated to the Company’s segments, and therefore are included as a reconciling item between segment and total operating income.

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

Execute focused growth plans by:
•driving sales growth across regions and brands primarily through marketing and store investment;
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

Abercrombie & Fitch Co.	24	2024 2Q Form 10-Q

Current macroeconomic conditions and impact of inflation

Macroeconomic conditions, including inflation, higher interest rates, the geopolitical landscape, political uncertainty including elections in several countries, foreign exchange rate fluctuations, and declines in consumer discretionary spending continue to negatively impact the global economy. In periods of perceived or actual unfavorable economic conditions, consumers may reallocate available discretionary spending, which may adversely impact demand for our products. In addition, while cotton and raw material costs stabilized during the second quarter of Fiscal 2024, freight costs have been increasing since the start of the second quarter of Fiscal 2024. Continued inflationary pressures and pricing volatility could further impact expenses and have a long-term impact on the Company because increasing costs may impact its ability to maintain satisfactory margins.

Global events and supply chain disruptions

As a global multi-brand omnichannel specialty retailer, with operations in North America, Europe, the Middle East, and Asia, among other regions, management is mindful of macroeconomic risks, global challenges and the changing global geopolitical environment. Starting in late Fiscal 2023, disruptions to ocean vessels in the Red Sea resulted in delayed deliveries to the EMEA region. Such disruptions have also increased freight costs, which may continue to impact the Company through the remainder of Fiscal 2024. The Company has taken certain mitigating actions in response to these disruptions, including increasing air freight usage where appropriate and prioritizing critical orders earlier to allow for longer lead times. Further mitigating actions may be needed, particularly if there is prolonged or escalating conflict in the Red Sea.

Management continues to monitor global events and assess the potential impacts that these and similar events may have on the business in future periods. Although management also develops and updates contingency plans to assist in mitigating potential impacts, it is possible that the Company’s preparations for such events are not adequate to mitigate their impact, and that these events could further adversely affect its business and results of operations.

Global store network optimization

The Company has a goal of finding the right size, right location and right economics for omni-enabled stores that cater to local customers. The Company continues to use data to inform its focus on aligning store square footage with digital penetration, and has delivered new store experiences across brands during Fiscal 2024. Through the end of the second fiscal quarter, the Company opened 18 new stores, remodeled 23 stores and right-sized seven stores while closing 26 stores. As part of this focus, the Company’ store investment plan includes delivering approximately 60 new stores, along with approximately 60 remodels and rightsizes, while closing approximately 40 stores, during Fiscal 2024, pending negotiations with our landlord partners.

Future closures could be completed through natural lease expirations, while certain other leases include early termination options that can be exercised under specific conditions. The Company may also elect to exit or modify other leases, and could incur charges related to these actions.

Pillar Two Model Rules

In 2021, the Organization for Economic Cooperation and Development (“OECD”) released Pillar Two Global Anti-Base Erosion model rules (“Pillar Two Rules”), designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. Although the U.S. has not yet enacted legislation implementing Pillar Two Rules, other countries where the Company does business, including the U.K. and Germany, have enacted legislation implementing Pillar Two Rules, which are effective from January 1, 2024. The implementation of the Pillar Two Rules in each jurisdiction in which it operates did not have a material impact on the Company’s effective tax rate. The Company will continue to evaluate the impact as additional jurisdictions implement legislation and provide further guidance.

For a discussion of material risks that have the potential to cause our actual results to differ materially from our expectations, refer to Part I, “Item 1A. Risk Factors” on the Fiscal 2023 Form 10-K.

Abercrombie & Fitch Co.	25	2024 2Q Form 10-Q

Summary of results
The following provides a summary of results for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023:

	GAAP		Non-GAAP (1)
Thirteen Weeks Ended	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales (in thousands)	$1,133,974	$935,345
Change in net sales	21.2%	16.2%
Comparable sales (2)			18%	13%
Gross profit rate	64.9%	62.5%
Operating income (in thousands)	$175,625	$89,842
Operating income margin	15.5%	9.6%
Net income attributable to A&F (in thousands)	$133,168	$56,894
Net income per share attributable to A&F	2.50	1.10

Twenty-Six Weeks Ended
Net sales	$2,154,704	$1,771,339
Change in net sales	21.6%	9.5%
Comparable sales (2)			19%	8%
Gross profit rate	65.6%	61.8%
Operating income	$305,474	$123,850		$128,286
Operating income margin	14.2%	7.0%		7.2%
Net income attributable to A&F	$247,018	$73,465		$76,694
Net income per share attributable to A&F	4.64	1.43		1.49

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

Certain components of the Company’s Condensed Consolidated Balance Sheets as of August 3, 2024 and February 3, 2024 were as follows:

(in thousands)	August 3, 2024	February 3, 2024
Cash and equivalents	$738,402	$900,884
Inventories	539,759	469,466
Gross long-term borrowings outstanding, carrying amount	—	223,214

Certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the twenty-six week periods ended August 3, 2024 and July 29, 2023 were as follows:

(in thousands)	August 3, 2024	July 29, 2023
Net cash provided by operating activities	$260,119	$216,328
Net cash used for investing activities	(96,649)	(89,780)
Net cash used for financing activities	(326,961)	(23,342)

Abercrombie & Fitch Co.	26	2024 2Q Form 10-Q

RESULTS OF OPERATIONS

The estimated basis point (“BPS”) change disclosed throughout this Results of Operations section has been rounded based on the change in the percentage of net sales.

Net sales

Net sales by segment are presented by attributing revenues on the basis of the segment that fulfills the order. The Company’s net sales by reportable segment for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023 were as follows:

	Thirteen Weeks Ended
(in thousands, except ratios)	August 3, 2024	July 29, 2023	$ Change	% Change	Comparable Sales (1)
By segment:
Americas	$901,224	$731,427	$169,797	23%	18%
EMEA	199,682	171,962	27,720	16	17
APAC	33,068	31,956	1,112	3	21
Total	$1,133,974	$935,345	$198,629	21	18

	Twenty-Six Weeks Ended
(in thousands, except ratios)	August 3, 2024	July 29, 2023	$ Change	% Change	Comparable Sales (1)
Americas	$1,721,345	$1,396,850	$324,495	23%	19%
EMEA	364,460	310,068	54,392	18	19
APAC	68,899	64,421	4,478	7	22
Total	$2,154,704	$1,771,339	$383,365	22	19
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

Abercrombie & Fitch Co.	27	2024 2Q Form 10-Q

For the second quarter of Fiscal 2024, net sales increased 21% as compared to the second quarter of Fiscal 2023. The increase was primarily attributable to a double-digit increase in average unit retail (“AUR”) from lower promotional activity and category mix into higher ticket items. Mid-single digit growth in unit volume also contributed to the increase in net sales, following increases in traffic and transactions in company owned and operated channels. Additionally, there was a benefit of approximately $30 million due to the timing of sales volume based on the impact of the calendar shift in Fiscal 2024 due to the 53rd selling week in Fiscal 2023. The year-over-year increase in net sales reflects positive comparable sales of 18%, as compared to the second quarter of Fiscal 2023.
•Net sales growth in the Americas region of 23%. The increase was attributable to a higher AUR from lower promotional activity and category mix into higher ticket items. Growth in unit volume as a result of increased traffic and transactions in company owned and operated stores and digital channels also contributed to the increase in net sales.
•Net sales growth in the EMEA region of 16%. The increase was attributable to a higher AUR from lower promotional activity and category mix into higher ticket items. Growth in unit volume as a result of increased traffic and transactions in company owned and operated stores and digital channels also contributed to the increase in net sales.
•In the APAC region net sales grew 3% and 21% on a comparable sales basis. Comparable sales growth percentage is higher than net sales growth percentage, as comparable sales excludes the impact of store closures during the period and the effects of foreign currency, both of which had a negative impact on net sales growth.

For the year-to-date period of Fiscal 2024, net sales increased 22%, as compared to the year-to-date period of Fiscal 2023. The increase was primarily attributable to a double-digit increase in AUR from lower promotional activity and category mix into higher ticket items. Mid-single digit growth in unit volume also contributed to the increase in net sales, following increases in traffic and transactions in company owned and operated channels. Additionally, there was a benefit of approximately $40 million due to the timing of sales volume based on the impact of the calendar shift in Fiscal 2024 due to the 53rd selling week in Fiscal 2023. The year-over-year increase in net sales reflects positive comparable sales of 19%, as compared to the year-to-date period of Fiscal 2023.
•Net sales growth in the Americas region of 23%. The increase was attributable to a higher AUR from lower promotional activity and category mix into higher ticket items. Growth in unit volume as a result of increased traffic and transactions in company owned and operated stores and digital channels also contributed to the increase in net sales.
•Net sales growth in the EMEA region of 18%. The increase was attributable to a higher AUR from lower promotional activity and category mix into higher ticket items. Growth in unit volume as a result of increased traffic and transactions in company owned and operated stores and digital channels also contributed to the increase in net sales.
•In the APAC region net sales grew 7% and 21% on a comparable sales basis. Comparable sales growth percentage is higher than net sales growth percentage, as comparable sales excludes the impact of store closures during the period and the effects of foreign currency, both of which had a negative impacts on net sales growth.

The Company’s net sales by brand for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023 were as follows:

	Thirteen Weeks Ended
(in thousands, except ratios)	August 3, 2024	July 29, 2023	$ Change	% Change	Comparable Sales (1)
Abercrombie (2)	$582,416	$462,711	$119,705	26%	21%
Hollister (3)	551,558	472,634	78,924	17	15
Total	$1,133,974	$935,345	$198,629	21	18

	Twenty-Six Weeks Ended
(in thousands, except ratios)	August 3, 2024	July 29, 2023	$ Change	% Change	Comparable Sales (1)
Abercrombie (2)	$1,153,929	$898,755	$255,174	28%	25%
Hollister (3)	1,000,775	872,584	128,191	15	14
Total	$2,154,704	$1,771,339	$383,365	22	19
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.
(2)Includes Abercrombie & Fitch and abercrombie kids.
(3)Includes Hollister and Gilly Hicks.

Abercrombie & Fitch Co.	28	2024 2Q Form 10-Q

Cost of sales, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	August 3, 2024		July 29, 2023
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$397,712	35.1%	$350,965	37.5%	(240)

	Twenty-Six Weeks Ended
	August 3, 2024		July 29, 2023
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$740,985	34.4%	$677,165	38.2%	(380)

For the second quarter of Fiscal 2024, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 240 basis points, as compared to the second quarter of Fiscal 2023. The percentage decline was primarily attributable to cost of sales leverage from a higher AUR on reduced promotions, as well as a benefit in product costs, as certain raw material prices have declined. These benefits were partially offset by higher freight costs compared to the second quarter of Fiscal 2023.

For the year-to-date period of Fiscal 2024, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 380 basis points as compared to the year-to-date period of Fiscal 2023. The percentage decline was primarily attributable to cost of sales leverage from a higher AUR on reduced promotions, as well as a benefit in product costs, as certain raw material prices have declined. These benefits were partially offset by higher freight costs compared to the year-to-date period of Fiscal 2023.

Gross profit, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	August 3, 2024		July 29, 2023
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Gross profit, exclusive of depreciation and amortization	$736,262	64.9%	$584,380	62.5%	240

	Twenty-Six Weeks Ended
	August 3, 2024		July 29, 2023
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Gross profit, exclusive of depreciation and amortization	$1,413,719	65.6%	$1,094,174	61.8%	380

Abercrombie & Fitch Co.	29	2024 2Q Form 10-Q

Stores and distribution expense

	Thirteen Weeks Ended
	August 3, 2024		July 29, 2023
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Stores and distribution expense	$390,233	34.4%	$352,730	37.7%	(330)

	Twenty-Six Weeks Ended
	August 3, 2024		July 29, 2023
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Stores and distribution expense	$761,919	35.4%	$688,779	38.9%	(350)

For the second quarter of Fiscal 2024, stores and distribution expense increased by $38 million compared to the second quarter of 2023. Stores and distribution expense as a percentage of net sales decreased 330 basis points, as compared to the second quarter of Fiscal 2023. The decrease in rate was primarily driven by expense leverage as a result of net sales growth, including approximately 300 basis points in stores expense, primarily relating to store occupancy and store payroll, and 30 basis points in distribution center and order fulfillment costs as compared to the second quarter of Fiscal 2023.

For the year-to-date period of Fiscal 2024, stores and distribution expense increased by $73 million and decreased 350 basis points, as a percentage of net sales, as compared to the year-to-date period of Fiscal 2023. The decrease as a percent of net sales was primarily driven by expense leverage as a result of net sales growth, including approximately 340 basis points in stores expense, primarily relating to store occupancy and store payroll, and 20 basis points in distribution center costs compared to the year-to-date period of Fiscal 2023.

Marketing, general and administrative expense

	Thirteen Weeks Ended
	August 3, 2024		July 29, 2023
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Marketing, general and administrative expense	$170,471	15.0%	$144,502	15.4%	(40)

	Twenty-Six Weeks Ended
	August 3, 2024		July 29, 2023
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Marketing, general and administrative expense	$348,351	16.2%	$287,133	16.2%	—

For the second quarter of Fiscal 2024, marketing, general and administrative expense increased by $26 million compared to the second quarter of Fiscal 2023. Marketing, general and administrative expense as a percentage of net sales decreased 40 basis points, as compared to the second quarter of Fiscal 2023. The decrease in rate was primarily driven by expense leverage as a result of net sales growth, including approximately 40 basis points in compensation expense slightly offset by a 30 basis point increase in marketing expense.

For the year-to-date period of Fiscal 2024, marketing, general and administration expense increased by $61 million and remained approximately flat, as a percentage of net sales, as compared to the year-to-date period of Fiscal 2023, with a 20 basis point decrease in compensation and other expense, offset by a 30 basis point increase in marketing expense.

Other operating income, net

	Thirteen Weeks Ended
	August 3, 2024		July 29, 2023
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Other operating income, net	$67	—%	$2,694	0.3%	(30)

	Twenty-Six Weeks Ended
	August 3, 2024		July 29, 2023
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Other operating income, net	$2,025	0.1%	$5,588	0.3%	(20)

Abercrombie & Fitch Co.	30	2024 2Q Form 10-Q

Operating income

	Thirteen Weeks Ended
	August 3, 2024		July 29, 2023
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Operating income	$175,625	15.5%	$89,842	9.6%	590

	Twenty-Six Weeks Ended
	August 3, 2024		July 29, 2023
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Operating income	$305,474	14.2%	$123,850	7.0%	720
Excluded items:
Asset impairment charges (1)	—	—	4,436	0.3	(30)
Adjusted non-GAAP operating income	$305,474	14.2	$128,286	7.2	700
(1)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.
For the second quarter of Fiscal 2024, operating income increased by $86 million, or 590 basis points, as a percentage of net sales, as compared to the second quarter of Fiscal 2023.
•Operating income for the Americas region increased $98 million or 630 basis points as a percentage of net sales, as compared to the second quarter of Fiscal 2023. The increase as a percent of sales primarily relates to positive comparable sales of 18%, relating to higher unit volume, increased AUR on reduced promotions, and expense leverage relating to payroll and occupancy expenses.
•Operating income for the EMEA region increased $8 million or 170 basis points as a percentage of net sales, as compared to the second quarter of Fiscal 2023. The increase as a percent of sales primarily relates to positive comparable sales of 17%, relating to higher unit volume, increased AUR on reduced promotions, and expense leverage relating to payroll and occupancy expenses.
•Operating (loss) for the APAC region increased by $(3) million or (840) basis points as a percentage of net sales, as compared to the second quarter of Fiscal 2023. The decrease as a percent of sales primarily relates to increased marketing investments.

For the year-to-date period of Fiscal 2024, operating income increased by $182 million, or 720 basis points, as a percentage of net sales as compared to the year-to-date period of Fiscal 2023.
•Operating income for the Americas increased $194 million or 680 basis points as a percentage of net sales as compared to the year-to-date period of Fiscal 2023. The increase as a percent of sales primarily relates to positive comparable sales of 19%, relating to higher unit volume, increased AUR on reduced promotions, and expense leverage relating to payroll and occupancy expenses.
•Operating income for EMEA increased $34 million or 800 basis points as a percentage of net sales as compared to the year-to-date period of Fiscal 2023. The increase as a percent of sales primarily relates to positive comparable sales of 19%, relating to higher unit volume, increased AUR on reduced promotions, and expense leverage relating to payroll and occupancy expenses.
•Operating (loss) for APAC increased $(1) million or (50) basis points as a percentage of net sales as compared to the year-to-date period of Fiscal 2023 as a result of increased marketing investments.

Abercrombie & Fitch Co.	31	2024 2Q Form 10-Q

Interest (income) expense, net

	Thirteen Weeks Ended
	August 3, 2024		July 29, 2023
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Interest expense	$5,189	0.5%	$7,635	0.8%	(30)
Interest income	(10,392)	(1.0)	(6,538)	(0.7)	(30)
Interest (income) expense, net	$(5,203)	(0.5)	$1,097	0.1	(60)

	Twenty-Six Weeks Ended
	August 3, 2024		July 29, 2023
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Interest expense	$10,969	0.5%	$15,093	0.9%	(40)
Interest income	(21,195)	(1.0)	(10,553)	(0.6)	(40)
Interest (income) expense, net	$(10,226)	(0.5)	$4,540	0.3	(80)

For the second quarter of Fiscal 2024, interest (income) expense, net increased $6.3 million, as compared to the second quarter of Fiscal 2023. The increase was a result of an increase in interest income due to the increase in balance and rates received on deposits and money market accounts as well as lower borrowings due to repurchases of Senior Secured Notes in the open market.

For the year-to-date period of Fiscal 2024, interest expense, net increased $14.8 million, as compared to the year-to-date period of Fiscal 2023. The increase was a result of higher interest income due to the increase in balance and rates received on deposits and money market accounts as well as lower borrowings due to repurchases of Senior Secured Notes in the open market.

Income tax expense

	Thirteen Weeks Ended
	August 3, 2024		July 29, 2023
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$45,449	25.1%	$30,014	33.8%

	Twenty-Six Weeks Ended
	August 3, 2024		July 29, 2023
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$65,243	20.7%	$42,732	35.8%
Excluded items:
Tax effect of pre-tax excluded items (1)	—		1,207
Adjusted non-GAAP income tax expense	$65,243	20.7	$43,939	35.5
(1)    The tax effect of pre-tax excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis. Refer to “Operating income” and “NON-GAAP FINANCIAL MEASURES” for details of pre-tax excluded items.

Compared with the second quarter of Fiscal 2023, the change in the effective tax rates during the second quarter of Fiscal 2024 is due to jurisdictional mix and higher levels of pre-tax income. Compared with the year-to-date period of 2023, the change in the effective tax rates during Fiscal 2024 is due to jurisdictional mix and higher levels of pre-tax income offset by a larger tax benefit on share based compensation.

Refer to Note 9, “INCOME TAXES.”

Abercrombie & Fitch Co.	32	2024 2Q Form 10-Q

Net income attributable to A&F

	Thirteen Weeks Ended
	August 3, 2024		July 29, 2023
(in thousands)		% of Net sales		% of Net sales	BPS Change
Net income attributable to A&F	$133,168	11.7%	$56,894	6.1%	560

	Twenty-Six Weeks Ended
	August 3, 2024		July 29, 2023
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Net income attributable to A&F	$247,018	11.5%	$73,465	4.1%	740
Excluded items, net of tax (1)	—	—	3,229	0.2	(20)
Adjusted non-GAAP net income attributable to A&F (2)	$247,018	11.5	$76,694	4.3	720
(1)    Excluded items presented above under “Operating income,” and “Income tax expense”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Net income per share attributable to A&F

	Thirteen Weeks Ended
	August 3, 2024	July 29, 2023	$ Change
Net income per diluted share attributable to A&F	$2.50	$1.10	$1.40
Impact from changes in foreign currency exchange rates	—	(0.02)	0.02
Adjusted non-GAAP net income per diluted share attributable to A&F on a constant currency basis (2)	$2.50	$1.08	$1.42

	Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	$ Change
Net income per diluted share attributable to A&F	$4.64	$1.43	$3.21
Excluded items, net of tax (1)	—	0.06	(0.06)
Adjusted non-GAAP net income per diluted share attributable to A&F (2)	$4.64	$1.49	$3.15
Impact from changes in foreign currency exchange rates	—	(0.02)	0.02
Adjusted non-GAAP net income per diluted share attributable to A&F on a constant currency basis (2)	$4.64	$1.47	$3.17
(1)    Excluded items presented above under “Operating income,” and “Income tax expense.”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Abercrombie & Fitch Co.	33	2024 2Q Form 10-Q

EBITDA and adjusted EBITDA

	Thirteen Weeks Ended
	August 3, 2024		July 29, 2023
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Net income	$135,379	11.9%	$58,731	6.3%	560
Income tax expense	45,449	4.0	30,014	3.2	80
Interest (income) expense, net	(5,203)	(0.5)	1,097	0.1	(60)
Depreciation and amortization	39,355	3.6	36,383	3.9	(30)
EBITDA (1)	$214,980	19.0%	$126,225	13.5%	550

	Twenty-Six Weeks Ended
	August 3, 2024		July 29, 2023
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Net income	$250,457	11.6%	$76,578	4.3%	730
Income tax expense	65,243	3.0	42,732	2.4	60
Interest (income) expense, net	(10,226)	(0.5)	4,540	0.3	(80)
Depreciation and amortization	77,044	3.7	72,411	4.1	(40)
EBITDA (1)	$382,518	17.8%	$196,261	11.1%	670
Excluded items:
Asset impairment charges (1)	—	—	4,436	0.3	(30)
Adjusted EBITDA (1)	$382,518	17.8%	$200,697	11.4%	640

(1)EBITDA and Adjusted EBITDA are supplemental financial measures that are not defined or prepared in accordance with GAAP. EBITDA is defined as net income before interest, income taxes and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for asset impairment. Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Abercrombie & Fitch Co.	34	2024 2Q Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company’s capital allocation strategy and priorities are reviewed by A&F’s Board of Directors quarterly, considering both liquidity and valuation factors. The Company believes that it will have adequate liquidity to fund operating activities for the next twelve months. The Company monitors market conditions and may in the future determine whether and when to repurchase shares of its Common Stock. For a discussion of the Company’s share repurchase activity and suspended dividend program, please see below under “Share repurchases and dividends.”

Primary sources and uses of cash

The Company’s business has two principal selling seasons: Spring and Fall, The Company generally experiences its greatest sales activity during the Fall season, due to the back-to-school and holiday sales periods. The Company relies on excess operating cash flows, which are largely generated in Fall, to fund operations throughout the year and to reinvest in the business to support future growth. The Company also has the ABL Facility available as a source of additional funding, which is described further below under “Credit facility”.

Over the next twelve months, the Company expects its primary cash requirements to be directed towards prioritizing investments in the business and continuing to fund operating activities, including the acquisition of inventory, obligations related to compensation, marketing, data and technology, leases and any lease buyouts or modifications it may exercise, taxes and other operating activities. In addition, management continuously evaluates potential opportunities to strategically deploy excess cash and/or deleverage the balance sheet, in consideration of on various factors, such as market and business conditions, and the Company’s ability to accelerate investments in the business. Such opportunities may include, but are not limited to, share repurchases.

When evaluating opportunities for investments in the business, management considers alignment with initiatives that position the business for sustainable long-term growth and with the Company’s strategic pillars as described within Part I, “Item 1. Business - STRATEGY AND KEY BUSINESS PRIORITIES” included on the Fiscal 2023 Form 10-K, including being opportunistic regarding growth opportunities. Examples of potential investment opportunities include, but are not limited to, new store experiences, and investments in the Company’s digital and omnichannel initiatives. Historically, the Company has utilized free cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as digital and omnichannel investments, and information technology. For the year-to-date period ended August 3, 2024, the Company invested $81.6 million towards capital expenditures. Total capital expenditures for Fiscal 2024 are expected to be approximately $170 million.

The Company measures liquidity using total cash and cash equivalents and incremental borrowing available under the ABL Facility. As of August 3, 2024, the Company had cash and cash equivalents of $738.4 million and total liquidity of approximately $1.2 billion, compared with cash and cash equivalents of $900.9 million and total liquidity of approximately $1.2 billion at the beginning of Fiscal 2024.

Share repurchases and dividends

In November 2021, A&F’s Board of Directors approved a $500 million share repurchase authorization, replacing the prior 2021 share repurchase authorization of 10.0 million shares, which had approximately 3.9 million shares remaining available. During the year-to-date period ended August 3, 2024, the Company repurchased approximately 0.2 million shares of its Common Stock pursuant to this share repurchase authorization for approximately $30.0 million. As of August 3, 2024 the Company had $202 million in share repurchases remaining under the authorization approved in November 2021.

Historically, the Company has repurchased shares of its Common Stock from time to time, which repurchases are dependent on excess liquidity, market conditions, and business conditions, with the objectives of returning excess cash to shareholders and offsetting dilution from issuances of Common Stock associated with the exercise of employee stock appreciation rights and the vesting of restricted stock units. Shares may be repurchased in the open market, including pursuant to trading plans established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through privately negotiated transactions or other transactions or by a combination of such methods.

In May 2020, the Company suspended its dividend program. The Company may in the future review its dividend program to determine, in light of facts and circumstances at that time, whether and when to reinstate. Any dividends are declared at the discretion of A&F’s Board of Directors. A&F’s Board of Directors reviews and establishes a dividend amount, if at all, based on A&F’s financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors, including any restrictions under the Company’s agreements related to the ABL Facility. There can be no assurance that the Company will declare and pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

Abercrombie & Fitch Co.	35	2024 2Q Form 10-Q

Senior Secured Notes

On July 15, 2024 (the “Redemption Date”), Abercrombie & Fitch Management Co (“A&F Management”) redeemed all of its outstanding 8.75% Senior Secured Notes due 2025, which had an aggregate principal amount of $214 million, pursuant to the terms of the indenture governing the Senior Secured Notes, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date. As of the Redemption Date, the Senior Secured Notes were no longer deemed outstanding and interest on the Senior Secured Notes ceased to accrue.

Credit facility

On August 2, 2024, A&F, as parent and a guarantor, A&F Management, as lead borrower, and certain of A&F’s direct and indirect wholly-owned subsidiaries, as additional borrowers and guarantors, entered into the Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”), together with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders. The Second Amendment amends the existing Amended and Restated Credit Agreement, dated as of April 29, 2021 (the “ABL Credit Agreement”), which provided for a $400 million senior secured asset-based revolving credit facility. The Company incurred customary fees and expenses in connection with the entry into the Second Amendment.

The Second Amendment amended the ABL Credit Agreement to, among other things:
•increase the aggregate commitments thereunder to $500 million;
•establish a $100 million sub-facility for the benefit of Abfico Netherlands Distribution B.V. (“Abfico”) and AFH Stores UK Limited (“AFH UK”) that is (i) secured by a first priority security interest in all assets (subject to specified exclusions) of each of Abfico and AFH UK, (ii) guaranteed by A&F and certain of its domestic direct and indirect wholly-owned subsidiaries and (iii) subject to a borrowing base as described therein;
•extend the maturity date from April 29, 2026 to August 2, 2029;
•increase the letter of credit sub-limit from $50 million to $62.5 million;
•decrease the swing line availability from $50 million to $30 million;
•decrease the unused line fee from a variable rate of 25 basis points to 37.5 basis points to a flat rate of 25 basis points; and
•increase pricing of the interest rate margin applicable to borrowings as follows:
◦from 1.25% to 1.50% when average availability is greater than or equal to 50% of the Loan Cap (as defined in the Second Amendment); and
◦from 1.50% to 1.75% when average availability is less than 50% of the Loan Cap.

As of August 3, 2024, the Company did not have any borrowings outstanding under the ABL Facility.

Details regarding the remaining borrowing capacity under the ABL Facility as of August 3, 2024 are as follows:

(in thousands)	August 3, 2024
Loan cap	$478,787
Less: Outstanding stand-by letters of credit	(427)
Borrowing capacity	478,360
Less: Minimum excess availability (1)	(47,878)
Borrowing capacity available	$430,482
(1)    Under the ABL Facility, the Company must maintain excess availability equal to the greater of 10% of the loan cap or $36 million.

Refer to Note 10, “BORROWINGS.”

Income taxes

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S. without incurring additional federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019 are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds could be repatriated without incurring additional tax expense. As of August 3, 2024, $286.2 million of the Company’s $738.4 million of cash and equivalents were held by foreign affiliates.

Refer to Note 9, “INCOME TAXES.”

Abercrombie & Fitch Co.	36	2024 2Q Form 10-Q

Analysis of cash flows

The table below provides certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 3, 2024 and July 29, 2023:

	Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023
(in thousands)
Cash and equivalents, and restricted cash and equivalents, beginning of period	$909,685	$527,569
Net cash provided by operating activities	260,119	216,328
Net cash used for investing activities	(96,649)	(89,780)
Net cash used for financing activities	(326,961)	(23,342)
Effect of foreign currency exchange rates on cash	101	(3,672)
Net (decrease) increase in cash and equivalents, and restricted cash and equivalents	(163,390)	99,534
Cash and equivalents, and restricted cash and equivalents, end of period	$746,295	$627,103

Operating activities - During the year-to-date period ended August 3, 2024, net cash provided by operating activities included increased cash receipts as a result of the 22% year-over-year increase in net sales. During the year-to-date period ended July 29, 2023, net cash used for operating activities included increased cash receipts as a result of the 9% year-over-year increase in net sales, as well as increased payments to vendors in the fourth quarter of Fiscal 2022, which resulted in lower cash payments in the first quarter of Fiscal 2023.

Investing activities - During the year-to-date period ended August 3, 2024, net cash used for investing activities was primarily used for capital expenditures of $81.6 million, as well as the purchase of $15 million of marketable securities. Net cash used for investing activities for the year-to-date period ended July 29, 2023 was primarily used for capital expenditures of $89.8 million.

Financing activities - During the year-to-date period ended August 3, 2024, net cash used for financing activities included the repurchase of $9.3 million in the open market and redemption of $214.0 million of outstanding Senior Secured Notes, $67 million related to shares of Common Stock withheld (repurchased) to cover tax withholdings upon vesting of share-based compensation awards, and the purchase of approximately 0.2 million shares of Common Stock with a market value of approximately $30.0 million. During the year-to-date period ended July 29, 2023, net cash used for financing activities included amounts related to shares of Common Stock withheld (repurchased) to cover tax withholdings upon vesting of share-based compensation awards.

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

CRITICAL ACCOUNTING ESTIMATES

The Company describes its critical accounting estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included on the Fiscal 2023 Form 10-K. There have been no significant changes in critical accounting policies and estimates since the end of Fiscal 2023.

Abercrombie & Fitch Co.	37	2024 2Q Form 10-Q

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

Comparable sales

The Company provides comparable sales, defined as the year-over-year percentage change in the aggregate of (1) net sales for stores that have been open as the same brand at least one year and square footage has not been expanded or reduced by more than 20% within the past year, with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations, and (2) digital net sales with the prior year’s net sales converted at the current year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations. Comparable sales excludes revenue other than store and digital sales. Management uses comparable sales to understand the drivers of year-over-year changes in net sales and believes that comparable sales can be a useful metric as it can assist investors in distinguishing the portion of the Company’s revenue attributable to existing locations from the portion attributable to the opening or closing of stores. The most directly comparable GAAP financial measure is change in net sales.

Excluded items

The following financial measures are disclosed on a GAAP and on an adjusted non-GAAP basis excluding the following items, as applicable:

Financial measures (1)	Excluded items
Operating income	Asset impairment charges
Income tax expense (2)	Tax effect of pre-tax excluded items
Net income and net income per share attributable to A&F (2)	Pre-tax excluded items and the tax effect of pre-tax excluded items
(1)     Certain of these financial measures are also expressed as a percentage of net sales.
(2)    The tax effect of excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis.

Abercrombie & Fitch Co.	38	2024 2Q Form 10-Q

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

Reconciliations of non-GAAP financial metrics on a constant currency basis to financial measures calculated and presented in accordance with GAAP for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023 were as follows:

(in thousands, except change in net sales, gross profit rate, operating margin and per share data)	Thirteen Weeks Ended			Twenty-Six Weeks Ended
Net sales	August 3, 2024	July 29, 2023	% Change	August 3, 2024	July 29, 2023	% Change
GAAP	$1,133,974	$935,345	21%	$2,154,704	$1,771,339	22%
Impact from changes in foreign currency exchange rates	—	(2,370)	—	—	(2,912)	—
Non-GAAP on a constant currency basis	$1,133,974	$932,975	22%	$2,154,704	$1,768,427	22%
Gross profit, exclusive of depreciation and amortization expense	August 3, 2024	July 29, 2023	BPS Change (1)	August 3, 2024	July 29, 2023	BPS Change (1)
GAAP	$736,262	$584,380	240	$1,413,719	$1,094,174	380
Impact from changes in foreign currency exchange rates	—	(120)	(10)	—	810	(10)
Non-GAAP on a constant currency basis	$736,262	$584,260	230	$1,413,719	$1,094,984	370
Operating income	August 3, 2024	July 29, 2023	BPS Change (1)	August 3, 2024	July 29, 2023	BPS Change (1)
GAAP	$175,625	$89,842	590	$305,474	$123,850	720
Excluded items (2)	—	—	—	—	(4,436)	20
Adjusted non-GAAP	$175,625	$89,842	590	$305,474	$128,286	700
Impact from changes in foreign currency exchange rates	—	(1,467)	10	—	(1,003)	—
Adjusted non-GAAP on a constant currency basis	$175,625	$88,375	600	$305,474	$127,283	700
Net income per share attributable to A&F	August 3, 2024	July 29, 2023	$ Change	August 3, 2024	July 29, 2023	$ Change
GAAP	$2.50	$1.10	$1.40	$4.64	$1.43	$3.21
Excluded items, net of tax (2)	—	—	—	—	(0.06)	0.06
Adjusted non-GAAP	$2.50	$1.10	$1.40	$4.64	$1.49	$3.15
Impact from changes in foreign currency exchange rates	—	(0.02)	0.02	—	(0.02)	0.02
Adjusted non-GAAP on a constant currency basis	$2.50	$1.08	$1.42	$4.64	$1.47	$3.17

(1)    The estimated basis point change has been rounded based on the change in the percentage of net sales.
(2)    Excluded items for the twenty-six weeks ended July 29, 2023 consisted of pre-tax store asset impairment charges and the tax effect of pre-tax excluded items.

Abercrombie & Fitch Co.	39	2024 2Q Form 10-Q

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

Reconciliations of non-GAAP EBITDA and adjusted EBITDA to financial measures calculated and presented in accordance with GAAP for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023 were as follows:

	Thirteen Weeks Ended
	August 3, 2024	% of Net Sales	July 29, 2023	% of Net Sales
Net income	$135,379	11.9%	$58,731	6.3%
Income tax expense	45,449	4.0	30,014	3.2
Interest (income) expense, net	(5,203)	(0.5)	1,097	0.1
Depreciation and amortization	39,355	3.6	36,383	3.9
EBITDA (1)	$214,980	19.0%	$126,225	13.5%

	Twenty-Six Weeks Ended
	August 3, 2024	% of Net Sales	July 29, 2023	% of Net Sales
Net income	$250,457	11.6%	$76,578	4.3%
Income tax expense	65,243	3.0	42,732	2.4
Interest (income) expense, net	(10,226)	(0.5)	4,540	0.3
Depreciation and amortization	77,044	3.7	72,411	4.1
EBITDA (1)	$382,518	17.8%	$196,261	11.1%

Adjustments to EBITDA
Asset impairment (1)	—	—	4,436	0.3
Adjusted EBITDA (1)	$382,518	17.8%	$200,697	11.4%
(1)EBITDA and Adjusted EBITDA are supplemental financial measures that are not defined or prepared in accordance with GAAP. EBITDA is defined as net income before interest, income taxes and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for asset impairment.

Abercrombie & Fitch Co.	40	2024 2Q Form 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

INVESTMENT SECURITIES

The Company maintains its cash equivalents in financial instruments, primarily time deposits and money market funds, with original maturities of three months or less. Recently the Company invested in short-term marketable securities with maturities less than twelve months. Due to the short-term nature of these instruments, changes in interest rates are not expected to materially affect the fair value of these financial instruments.
The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II, and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies, which are recorded at cash surrender value. The change in cash surrender value resulted in realized gains of $0.3 million and $0.9 million for the thirteen weeks ended August 3, 2024 and July 29, 2023, respectively and $0.7 million and $1.3 million for the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively. The realized gains were recorded in interest (income) expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income.

The Rabbi Trust assets were included in other assets on the Condensed Consolidated Balance Sheets as of August 3, 2024 and February 3, 2024 and are restricted in their use as noted above.

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

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. As of August 3, 2024, the Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. dollar against the exchange rates for foreign currencies under contract. Such a hypothetical devaluation would decrease derivative contract fair values by approximately $14.5 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair values would be expected to be largely offset by the net change in fair values of the underlying hedged items. Refer to Note 12, “DERIVATIVE INSTRUMENTS,” for the fair value of any outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of August 3, 2024 and February 3, 2024.

Abercrombie & Fitch Co.	41	2024 2Q Form 10-Q

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Executive Vice President, Chief Financial Officer and Chief Operating Officer of A&F (who serves as Principal Financial Officer and Principal Accounting Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended August 3, 2024. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Executive Vice President, Chief Financial Officer and Chief Operating Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of August 3, 2024.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 3, 2024 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

Abercrombie & Fitch Co.	42	2024 2Q Form 10-Q

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

Item 1A. Risk Factors

The Company’s risk factors as of August 3, 2024 have not changed materially from those disclosed in Part I, “Item 1A. Risk Factors” of the Fiscal 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the second quarter of Fiscal 2024 that were not registered under the Securities Act of 1933, as amended.

The following table provides information regarding the purchase of shares of Common Stock made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during each fiscal month of the thirteen weeks ended August 3, 2024:

Period (fiscal month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
May 5, 2024 through June 1, 2024	1,527	$137.66	—	$217,184,802
June 2, 2024 through July 6, 2024	69,957	180.45	61,664	206,101,637
July 7, 2024 through August 3, 2024	24,179	173.94	22,390	202,184,894
Total	95,663	178.12	84,054	202,184,894
(1)An aggregate of 11,609 shares of Common Stock purchased during the thirteen weeks ended August 3, 2024 were withheld for tax payments due upon the vesting of employee restricted stock units and the exercise of employee stock appreciation rights.
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

Item 5. Other Information

During the thirteen weeks ended August 3, 2024, no director or officer of the Company adopted a new “Rule 10b5-1 trading arrangement ” or “non-Rule 10b5-1 trading arrangement,” and no director or officer of the Company modified or terminated an

Abercrombie & Fitch Co.	43	2024 2Q Form 10-Q

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

10.1
Second Amendment to Amended and Restated Credit Agreement, dated as of August 2, 2024, among Abercrombie & Fitch Management Co., as Lead Borrower; the other Borrowers and Guarantors party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report 8-K dated and filed August 7, 2024 (File No. 001-12107).

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).*

*     Filed herewith.
**    Furnished herewith.

Abercrombie & Fitch Co.	44	2024 2Q Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abercrombie & Fitch Co.

Date: September 6, 2024	By:	/s/ Scott D. Lipesky
Scott D. Lipesky
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)

Abercrombie & Fitch Co.	45	2024 2Q Form 10-Q