Form 10-Q
period 2024-11-02
ABERCROMBIE & FITCH CO /DE/
filed 2024-12-06
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2024
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Shares outstanding as of December 4, 2024
$0.01 Par Value	50,372,689

Abercrombie & Fitch Co.	2	2024 3Q Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales	$1,208,966	$1,056,431	$3,363,670	$2,827,770
Cost of sales, exclusive of depreciation and amortization	422,034	370,762	1,163,019	1,047,927
Gross profit	786,932	685,669	2,200,651	1,779,843
Stores and distribution expense	419,235	383,883	1,181,154	1,072,662
Marketing, general and administrative expense	190,001	162,510	538,352	449,643
Other operating (income) loss, net	(1,586)	1,256	(3,611)	(4,332)
Operating income	179,282	138,020	484,756	261,870
Interest expense	569	8,568	11,538	23,661
Interest income	(9,302)	(7,897)	(30,497)	(18,450)
Interest (income) expense, net	(8,733)	671	(18,959)	5,211
Income before income taxes	188,015	137,349	503,715	256,659
Income tax expense	54,151	39,617	119,394	82,349
Net income	133,864	97,732	384,321	174,310
Less: Net income attributable to noncontrolling interests	1,885	1,521	5,324	4,634
Net income attributable to A&F	$131,979	$96,211	$378,997	$169,676

Net income per share attributable to A&F
Basic	$2.59	$1.91	$7.43	$3.38
Diluted	$2.50	$1.83	$7.13	$3.25

Weighted-average shares outstanding
Basic	50,951	50,504	51,030	50,138
Diluted	52,869	52,624	53,141	52,154

Other comprehensive income
Foreign currency translation adjustments, net of tax	$84	$(5,042)	$1,688	$(8,567)
Derivative financial instruments, net of tax	1,461	7,259	834	9,906
Other comprehensive income	1,545	2,217	2,522	1,339
Comprehensive income	135,409	99,949	386,843	175,649
Less: Comprehensive income attributable to noncontrolling interests	1,885	1,521	5,324	4,634
Comprehensive income attributable to A&F	$133,524	$98,428	$381,519	$171,015

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	3	2024 3Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Balance Sheets
(Thousands, except par value amounts)
(Unaudited)

	November 2, 2024	February 3, 2024
Assets
Current assets:
Cash and equivalents	$683,089	$900,884
Marketable securities	55,790	—
Receivables	111,583	78,346
Inventories	692,596	469,466
Other current assets	112,709	88,569
Total current assets	1,655,767	1,537,265
Property and equipment, net	570,440	538,033
Operating lease right-of-use assets	798,290	678,256
Other assets	245,375	220,679
Total assets	$3,269,872	$2,974,233
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$466,303	$296,976
Accrued expenses	469,148	436,655
Short-term portion of operating lease liabilities	210,335	179,625
Income taxes payable	36,303	53,564
Total current liabilities	1,182,089	966,820
Long-term liabilities:
Long-term portion of operating lease liabilities	734,918	646,624
Long-term borrowings, net	—	222,119
Other liabilities	92,405	88,683
Total long-term liabilities	827,323	957,426
Stockholders’ equity
Class A Common Stock: $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	416,640	421,609
Retained earnings	3,009,664	2,643,629
Accumulated other comprehensive loss, net of tax (“AOCL”)	(133,446)	(135,968)
Treasury stock, at average cost: 52,929 and 52,800 shares as of November 2, 2024 and February 3, 2024, respectively	(2,046,758)	(1,895,143)
Total Abercrombie & Fitch Co. stockholders’ equity	1,247,133	1,035,160
Noncontrolling interests	13,327	14,827
Total stockholders’ equity	1,260,460	1,049,987
Total liabilities and stockholders’ equity	$3,269,872	$2,974,233

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	4	2024 3Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended November 2, 2024
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, August 3, 2024	51,069	$1,033	$408,293	$14,624	$2,877,969	$(134,991)	52,231	$(1,945,778)	$1,221,150
Net income	—	—	—	1,885	131,979	—	—	—	133,864
Purchase of Common Stock(1)	(720)	—	—	—	—	—	720	(100,056)	(100,056)
Share-based compensation issuances and exercises	22	—	(1,180)	—	(284)	—	(22)	(924)	(2,388)
Share-based compensation expense	—	—	9,527	—	—	—	—	—	9,527
Derivative financial instruments, net of tax	—	—	—	—	—	1,461	—	—	1,461
Foreign currency translation adjustments, net of tax	—	—	—	—	—	84	—	—	84
Distribution to noncontrolling interests, net	—	—	—	(3,182)	—	—	—	—	(3,182)
Ending balance at November 2, 2024	50,371	$1,033	$416,640	$13,327	$3,009,664	$(133,446)	52,929	$(2,046,758)	$1,260,460

	Thirteen Weeks Ended October 28, 2023
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, July 29, 2023	50,141	$1,033	$410,398	$10,478	$2,400,032	$(138,405)	53,159	$(1,904,752)	$778,784
Net income	—	—	—	1,521	96,211	—	—	—	97,732
Share-based compensation issuances and exercises	260	—	(6,567)	—	(10,022)	—	(260)	6,279	(10,310)
Share-based compensation expense	—	—	9,684	—	—	—	—	—	9,684
Derivative financial instruments, net of tax	—	—	—	—	—	7,259	—	—	7,259
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(5,042)	—	—	(5,042)
Distribution to noncontrolling interests, net	—	—	—	(1,994)	—	—	—	—	(1,994)
Ending balance at October 28, 2023	50,401	$1,033	$413,515	$10,005	$2,486,221	$(136,188)	52,899	$(1,898,473)	$876,113
(1)Includes excise tax on share repurchases

Abercrombie & Fitch Co.	5	2024 3Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Thirty-Nine Weeks Ended November 2, 2024
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 3, 2024	50,500	$1,033	$421,609	$14,827	$2,643,629	$(135,968)	52,800	$(1,895,143)	$1,049,987
Net income	—	—	—	5,324	378,997	—	—	—	384,321
Purchase of Common Stock(1)	(923)	—	—	—	—	—	923	(130,056)	(130,056)
Share-based compensation issuances and exercises	794	—	(35,092)	—	(12,962)	—	(794)	(21,559)	(69,613)
Share-based compensation expense	—	—	30,123	—	—	—	—	—	30,123
Derivative financial instruments, net of tax	—	—	—	—	—	834	—	—	834
Foreign currency translation adjustments, net of tax	—	—	—	—	—	1,688	—	—	1,688
Distribution to noncontrolling interests, net	—	—	—	(6,824)	—	—	—	—	(6,824)
Ending balance at November 2, 2024	50,371	$1,033	$416,640	$13,327	$3,009,664	$(133,446)	52,929	$(2,046,758)	$1,260,460

	Thirty-Nine Weeks Ended October 28, 2023
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, January 28, 2023	49,002	$1,033	$416,255	$11,728	$2,368,815	$(137,527)	54,298	$(1,953,735)	$706,569
Net income	—	—	—	4,634	169,676	—	—	—	174,310
Share-based compensation issuances and exercises	1,399	—	(32,071)	—	(52,270)	—	(1,399)	55,262	(29,079)
Share-based compensation expense	—	—	29,331	—	—	—	—	—	29,331
Derivative financial instruments, net of tax	—	—	—	—	—	9,906	—	—	9,906
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(8,567)	—	—	(8,567)
Distribution to noncontrolling interests, net	—	—	—	(6,357)	—	—	—	—	(6,357)
Ending balance at October 28, 2023	50,401	$1,033	$413,515	$10,005	$2,486,221	$(136,188)	52,899	$(1,898,473)	$876,113
(1)Includes excise tax on share repurchases

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	6	2024 3Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Cash Flows
(Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended

	November 2, 2024	October 28, 2023
Operating activities
Net income	$384,321	$174,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,610	105,547
Asset impairment	7,066	4,436
Loss on disposal	2,585	5,164
Benefit from deferred income taxes	(9,881)	(13,620)
Share-based compensation	30,123	29,331
Loss on extinguishment of debt	1,114	1,276
Changes in assets and liabilities:
Inventories	(222,929)	(91,817)
Accounts payable and accrued expenses	184,604	126,842
Operating lease right-of-use assets and liabilities	(2,194)	(30,956)
Income taxes	(19,429)	37,857
Other assets	(70,423)	8,519
Other liabilities	1,189	(6,747)
Net cash provided by operating activities	402,756	350,142
Investing activities
Purchases of marketable securities	(55,000)	—
Purchases of property and equipment	(132,040)	(128,601)
Proceeds from the sale of property and equipment	—	615
Net cash used for investing activities	(187,040)	(127,986)
Financing activities
Repayment/redemption of senior secured notes	(223,331)	(50,933)
Payment of debt modification costs and fees	(3,273)	(180)
Purchases of Common Stock	(129,807)	—
Acquisition of Common Stock for tax withholding obligations	(69,613)	(29,079)
Other financing activities	(6,546)	(6,914)
Net cash used for financing activities	(432,570)	(87,106)
Effect of foreign currency exchange rates on cash	(1,834)	(4,491)
Net (decrease) increase in cash and equivalents, and restricted cash and equivalents	(218,688)	130,559
Cash and equivalents, and restricted cash and equivalents, beginning of period	909,685	527,569
Cash and equivalents, and restricted cash and equivalents, end of period	$690,997	$658,128
Supplemental information related to non-cash activities
Purchases of property and equipment accrued in accounts payable	$57,005	$38,787
Excise tax liability accrued on share repurchases	250	—
Operating lease right-of-use assets additions, net of terminations, impairments and other reductions	291,289	117,959
Supplemental information related to cash activities
Cash paid for interest	9,527	14,165
Cash paid for income taxes	147,733	60,215
Cash received from income tax refunds	448	916
Cash paid for amounts included in measurement of operating lease liabilities, net of abatements	206,413	210,971

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	7	2024 3Q Form 10-Q

Abercrombie & Fitch Co.
Index for Notes to Condensed Consolidated Financial Statements (Unaudited)

Abercrombie & Fitch Co.	8	2024 3Q Form 10-Q

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

The Company has interests in Emirati and Kuwaiti business ventures with Majid al Futtaim Lifestyle L.L.C. (“MAF”) and in a United States of America (the “U.S.”) business venture with Dixar L.L.C. (“Dixar”), each of which meets the definition of a variable interest entity (“VIE”). The purpose of the business ventures with MAF is to operate stores in the United Arab Emirates and Kuwait, and the purpose of the business venture with Dixar is to hold the intellectual property related to the Social Tourist brand. The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the operating results, assets and liabilities of these VIEs, with the noncontrolling interests’ (“NCI”) portions of net income presented as net income attributable to NCI on the Condensed Consolidated Statements of Operations and Comprehensive Income and the NCI portion of stockholders’ equity presented as NCI on the Condensed Consolidated Balance Sheets.

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

Interim financial statements

The Condensed Consolidated Financial Statements as of November 2, 2024, and for the thirteen and thirty-nine week periods ended November 2, 2024 and October 28, 2023, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements. Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2023 filed with the SEC on April 1, 2024 (the “Fiscal 2023 Form 10-K”). The February 3, 2024 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”).

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2024.

Abercrombie & Fitch Co.	9	2024 3Q Form 10-Q

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
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
The update modifies the disclosure/presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.
Other than the new disclosure requirements, the adoption of this guidance will not have a significant impact on the Company's consolidated financial statements.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The update requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The update will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted.
Other than the new disclosure requirements, the adoption of this guidance will not have a significant impact on the Company's consolidated financial statements.
ASU 2024-03 - Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
The update requires a disaggregated disclosure of income statement expenses. The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The update is effective for fiscal years beginning after December 15, 2026 and interim period periods for fiscal years beginning after December 15, 2027. Early adoption is permitted.
Other than the new disclosure requirements, the adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.

Condensed Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

(in thousands)	Location	November 2, 2024	February 3, 2024	October 28, 2023	January 28, 2023
Cash and equivalents	Cash and equivalents	$683,089	$900,884	$649,489	$517,602
Restricted cash and equivalents	Other assets	7,908	8,801	8,639	9,967
Cash and equivalents and restricted cash and equivalents		$690,997	$909,685	$658,128	$527,569

Abercrombie & Fitch Co.	10	2024 3Q Form 10-Q

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

As of November 2, 2024 and February 3, 2024, $109.3 million and $72.4 million of SCF program liabilities were recorded in accounts payable in the Condensed Consolidated Balance Sheets, respectively, and reflected as a cash flow from operating activities in the Condensed Consolidated Statements of Cash Flows when settled.

The following table provides activity in the SCF program for the thirty-nine weeks ended November 2, 2024:

Thirty-Nine Weeks Ended
(in thousands)	November 2, 2024
Confirmed obligations outstanding at the beginning of the period	$72,376
Invoices confirmed during the period	326,109
Confirmed invoices paid during the period	(289,164)
Confirmed obligations outstanding at the end of the period	$109,321

3. REVENUE RECOGNITION

Disaggregation of revenue

All revenues are recognized in net sales in the Condensed Consolidated Statements of Operations and Comprehensive Income. For information regarding the disaggregation of revenue, refer to Note 14, “SEGMENT REPORTING.”

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of November 2, 2024, February 3, 2024, October 28, 2023 and January 28, 2023:

(in thousands)	November 2, 2024	February 3, 2024	October 28, 2023	January 28, 2023
Gift card liability (1)	$39,096	$41,144	$36,506	$39,235
Loyalty programs liability	30,648	27,937	24,521	25,640
(1)Includes $17.7 million and $15.5 million of revenue recognized during the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively, that was included in the gift card liability at the beginning of February 3, 2024 and January 28, 2023, respectively.

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Revenue associated with gift card redemptions and gift card breakage	$32,680	$24,741	$96,172	$73,391
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	16,697	13,710	45,367	37,628

Abercrombie & Fitch Co.	11	2024 3Q Form 10-Q

4. NET INCOME PER SHARE

Net income per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of A&F’s Class A Common Stock, $0.01 par value (“Common Stock”). The following table provides additional information pertaining to net income per share attributable to A&F for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Weighted-average treasury shares	(52,349)	(52,796)	(52,270)	(53,162)
Weighted-average — basic shares	50,951	50,504	51,030	50,138
Dilutive effect of share-based compensation awards	1,918	2,120	2,111	2,016
Weighted-average — diluted shares	52,869	52,624	53,141	52,154
Anti-dilutive shares (1)	250	445	329	609
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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The following table provides the three levels of the hierarchy and the distribution of the Company’s assets measured at fair value on a recurring basis, as of November 2, 2024 and February 3, 2024:

	Assets and Liabilities at Fair Value as of November 2, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$149,605	$42,209	$—	$191,814
Marketable securities (2)	—	55,790	—	55,790
Derivative instruments (3)	—	2,143	—	2,143
Rabbi Trust assets (4)	1,164	53,553	—	54,717
Restricted cash equivalents (1)	3,317	1,480	—	4,797
Total assets	$154,086	$155,175	$—	$309,261

Liabilities:
Derivative instruments (3)	$—	$419	$—	$419
Total liabilities	$—	$419	$—	$419

	Assets and Liabilities at Fair Value as of February 3, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$349,174	$26,975	$—	$376,149
Derivative instruments (3)	—	1,092	—	1,092
Rabbi Trust assets (4)	1,164	52,521	—	53,685
Restricted cash equivalents (1)	4,282	1,420	—	5,702
Total assets	$354,620	$82,008	$—	$436,628

Liabilities:
Derivative instruments (3)	$—	$539	$—	$539
Total liabilities	$—	$539	$—	$539

Abercrombie & Fitch Co.	12	2024 3Q Form 10-Q

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
•Time deposits with original maturities of three months or less, which were recorded at cost, approximating fair value, due to the short-term nature of these investments;
•Time deposits with original maturities greater than three months, which were recorded at fair value, which approximates their carrying value, and are primarily based upon quoted vendor or broker priced securities in active markets; and
•Derivative instruments, primarily foreign currency exchange forward contracts, which were valued using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

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

6. PROPERTY AND EQUIPMENT, NET
The following table provides property and equipment, net as of November 2, 2024 and February 3, 2024:

(in thousands)	November 2, 2024	February 3, 2024
Property and equipment, at cost	$2,602,101	$2,509,184
Less: Accumulated depreciation and amortization	(2,031,661)	(1,971,151)
Property and equipment, net	$570,440	$538,033
Refer to Note 8, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during the thirteen and thirty-nine ended November 2, 2024 and October 28, 2023.

7. LEASES

The Company is a party to leases related to its Company-operated retail stores as well as for certain of its distribution centers, office space, information technology and equipment.

The following table provides a summary of the Company’s operating lease costs for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Single lease cost (1)	$69,167	$63,177	$193,310	$184,172
Variable lease cost (2)	45,715	32,332	137,081	119,809
Operating lease right-of-use asset impairment (3)	233	—	1,043	1,414
Sublease income	(1,003)	(979)	(2,973)	(2,959)
Total operating lease cost	$114,112	$94,530	$328,461	$302,436
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

The Company had minimum commitments related to operating lease contracts that have not yet commenced, primarily for certain Company-operated retail stores, of approximately $66.5 million as of November 2, 2024.

Abercrombie & Fitch Co.	13	2024 3Q Form 10-Q

8. ASSET IMPAIRMENT

The following table provides asset impairment charges for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Operating lease right-of-use asset impairment	$233	$—	$1,043	$1,414
Property and equipment asset impairment	5,266	—	6,023	3,022
Total asset impairment	$5,499	$—	$7,066	$4,436

Asset impairment charges for the thirty-nine weeks ended November 2, 2024 and October 28, 2023 related to certain of the Company’s store assets, primarily in the APAC segment. The store impairment charges for the thirty-nine weeks ended November 2, 2024 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $6.4 million, including $5.1 million related to operating lease right-of-use assets.

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

Impact of valuation allowances

During the thirteen and thirty-nine weeks ended November 2, 2024, the Company did not recognize income tax benefits on $7.7 million and $22.3 million respectively, of pretax losses, primarily in Switzerland, resulting in adverse tax impacts of $1.2 million and $3.4 million, respectively.

As of November 2, 2024, the Company had foreign net deferred tax assets of approximately $39.5 million, including $10.0 million, $6.1 million, and $13.1 million in China, Japan and the United Kingdom, respectively. While the Company believes that these net deferred tax assets are more-likely-than-not to be realized, it is not a certainty, as the Company continues to evaluate and respond to emerging situations. Should circumstances change, the net deferred tax assets may become subject to additional valuation allowances in the future. Additional valuation allowances would result in additional tax expense.

During the thirteen and thirty-nine weeks ended October 28, 2023, the Company did not recognize income tax benefits on $20.0 million and $63.0 million of pretax losses, primarily in Switzerland, resulting in adverse tax impacts of $3.0 million and $9.6 million, respectively.

As of February 3, 2024, there were approximately $7.6 million, $7.5 million, and $12.6 million of net deferred tax assets in China, Japan, and the United Kingdom, respectively.

Share-based compensation

Refer to Note 11, “SHARE-BASED COMPENSATION,” for details on income tax benefits and charges related to share-based compensation awards during the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023.

Abercrombie & Fitch Co.	14	2024 3Q Form 10-Q

10. BORROWINGS

Senior Secured Notes

On July 15, 2024 (the “Redemption Date”), A&F redeemed all of its outstanding 8.75% Senior Secured Notes due July 15, 2025, which had an aggregate principal amount of $214 million, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date, and incurred a $0.9 million loss on extinguishment of debt, recognized in interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Income. For the year-to-date period through the Redemption date, A&F Management repurchased $9.3 million in the open market and redeemed $214 million of its Senior Secured Notes and incurred a loss on extinguishment of debt of $1.1 million. As of the Redemption Date, the Senior Secured Notes were no longer deemed outstanding and interest on the Senior Secured Notes ceased to accrue.

ABL Facility

On August 2, 2024, A&F, as parent and a guarantor, A&F Management, as lead borrower, and certain of A&F’s direct and indirect wholly-owned subsidiaries, as additional borrowers and guarantors, entered into the Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”), together with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders. The Second Amendment amends the existing Amended and Restated Credit Agreement, dated as of April 29, 2021 (the “ABL Credit Agreement”), which provided for a $400 million senior secured asset-based revolving credit facility. The Company incurred customary fees and expenses in connection with the entry into the Second Amendment.

The Second Amendment amended the ABL Credit Agreement to, among other things:
•increase the aggregate commitments thereunder to $500 million;
•establish a $100 million sub-facility for the benefit of Abfico Netherlands Distribution B.V. (“Abfico”) and AFH Stores UK Limited (“AFH UK”) that is (i) secured by a first priority security interest in all assets (subject to specified exclusions) of each of Abfico and AFH UK, (ii) guaranteed by A&F and certain of its domestic direct and indirect wholly-owned subsidiaries, and (iii) subject to a borrowing base as described therein;
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

As of November 2, 2024, availability under the ABL Facility was $499.6 million, net of $0.4 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $36 million under the ABL Facility, borrowing capacity available to the Company under the ABL Facility was $449.6 million as of November 2, 2024.

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

The Company was in compliance with all debt covenants under these agreements as of November 2, 2024.

Abercrombie & Fitch Co.	15	2024 3Q Form 10-Q

11. SHARE-BASED COMPENSATION

Financial statement impact

The following table provides share-based compensation expense and the related income tax impacts for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Share-based compensation expense	$9,527	$9,684	$30,123	$29,331
Income tax benefits associated with share-based compensation expense recognized	1,287	1,080	3,805	3,163

The following table provides discrete income tax benefits and charges related to share-based compensation awards during the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Income tax discrete benefits realized for tax deductions related to the issuance of shares	$581	$861	$17,913	$2,303
Income tax discrete charges realized upon cancellation of stock appreciation rights	—	—	—	(101)
Total income tax discrete benefits related to share-based compensation awards	$581	$861	$17,913	$2,202

The following table provides the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Employee tax withheld upon issuance of shares (1)	$2,388	$10,310	$69,613	$29,079
(1)    Classified within financing activities on the Condensed Consolidated Statements of Cash Flows.

Restricted stock units

The following table provides the summarized activity for restricted stock units for the thirty-nine weeks ended November 2, 2024:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at February 3, 2024	1,886,085	$27.12	521,212	$30.03	260,619	$43.90
Granted	236,530	123.01	53,775	120.56	26,895	180.71
Adjustments for performance achievement	—	—	150,446	32.10	75,227	50.34
Vested	(866,119)	25.03	(300,892)	32.10	(150,454)	50.34
Forfeited	(75,993)	35.65	—	—	—	—
Unvested at November 2, 2024 (1)	1,180,503	$47.41	424,541	$40.76	212,287	$58.95
(1)    Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can be achieved from zero up to 200% of their target vesting amount.

The following table provides the unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units as of November 2, 2024:

	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost (in thousands)	$41,966	$16,647	$6,163
Remaining weighted-average period cost is expected to be recognized (years)	1.1	1.1	1.1

Abercrombie & Fitch Co.	16	2024 3Q Form 10-Q

The following table provides additional information pertaining to restricted stock units for the thirty-nine weeks ended November 2, 2024 and October 28, 2023:

	Thirty-Nine Weeks Ended
(in thousands)	November 2, 2024	October 28, 2023
Service-based restricted stock units:
Total grant date fair value of awards granted	$29,096	$26,237
Total grant date fair value of awards vested	21,679	23,051

Performance-based restricted stock units:
Total grant date fair value of awards granted	6,483	6,300
Total grant date fair value of awards vested	9,659	—

Market-based restricted stock units:
Total grant date fair value of awards granted	4,860	4,576
Total grant date fair value of awards vested	7,574	16,040

The following table provides the weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the thirty-nine weeks ended November 2, 2024 and October 28, 2023:

	Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023
Grant date market price	$120.56	$28.36
Fair value	180.71	41.20

Price volatility	59%	63%
Expected term (years)	2.9	2.9
Risk-free interest rate	4.3%	4.6%
Dividend yield	—	—
Average volatility of peer companies	51.8	66.0
Average correlation coefficient of peer companies	0.4866	0.5295

Stock appreciation rights

The following table provides the summarized stock appreciation rights activity for the thirty-nine weeks ended November 2, 2024:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Life (years)
Outstanding at February 3, 2024	25,600	$29.29
Exercised	(25,600)	29.29
Forfeited or expired	—	—
Outstanding at November 2, 2024	—	$—	$—	0.0
Stock appreciation rights exercisable at November 2, 2024	—	$—	$—	0.0

As of November 2, 2024, no stock appreciation rights remain outstanding.

The following table provides additional information pertaining to stock appreciation rights exercised during the thirty-nine weeks ended November 2, 2024 and October 28, 2023:

(in thousands)	November 2, 2024	October 28, 2023
Total grant date fair value of awards exercised	$267	$1,292

Abercrombie & Fitch Co.	17	2024 3Q Form 10-Q

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

As of November 2, 2024, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany transactions:

(in thousands)	Notional Amount (1)
Euro	$69,300
British pound	84,134
Canadian dollar	28,480
(1)    Amounts reported are the U.S. dollar notional amounts outstanding as of November 2, 2024.

The fair value of derivative instruments is determined using quoted market prices of the same or similar instruments, adjusted for counterparty risk. The following table provides the location and amounts of derivative fair values of foreign currency exchange forward contracts on the Condensed Consolidated Balance Sheets as of November 2, 2024 and February 3, 2024:

(in thousands)	Location	November 2, 2024	February 3, 2024	Location	November 2, 2024	February 3, 2024
Derivatives designated as cash flow hedging instruments	Other current assets	$2,143	$1,090	Accrued expenses	$419	$539
Derivatives not designated as hedging instruments	Other current assets	—	2	Accrued expenses	—	—
Total		$2,143	$1,092		$419	$539

The following table provides information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Gain recognized in AOCL (1)	$1,162	$7,151	$1,604	$7,202
(Loss) gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization (2)	(351)	(326)	659	(2,940)
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

Abercrombie & Fitch Co.	18	2024 3Q Form 10-Q

The following table provides additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Gain (loss) recognized in other operating (income) loss, net	$11	$2,193	$454	$(239)

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables provide activity in AOCL for the thirteen and thirty-nine weeks ended November 2, 2024:

	Thirteen Weeks Ended November 2, 2024
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at August 3, 2024	$(134,928)	$(63)	$(134,991)
Other comprehensive income before reclassifications	84	1,162	1,246
Reclassified loss from AOCL (1)	—	351	351
Tax effect	—	(52)	(52)
Other comprehensive income after reclassifications	84	1,461	1,545
Ending balance at November 2, 2024	$(134,844)	$1,398	$(133,446)

	Thirty-Nine Weeks Ended November 2, 2024
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 3, 2024	$(136,532)	$564	$(135,968)
Other comprehensive income before reclassifications	1,688	1,604	3,292
Reclassified gain from AOCL (1)	—	(659)	(659)
Tax effect	—	(111)	(111)
Other comprehensive income after reclassifications	1,688	834	2,522
Ending balance at November 2, 2024	$(134,844)	$1,398	$(133,446)

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

Abercrombie & Fitch Co.	19	2024 3Q Form 10-Q

14. SEGMENT REPORTING

The Company’s reportable segments are based on the financial information the CODM uses to allocate resources and assess performance of its business.

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

The group comprised of the Company’s (i) Chief Executive Officer and (ii) Chief Financial Officer and Chief Operating Officer functioned as the Company’s CODM as of November 2, 2024. The Company’s CODM manages business operations and evaluates the performance of each segment based on the net sales and operating income (loss) of the segment.

Net sales by segment are presented by attributing revenues to a physical store location or geographical region that fulfills the order. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributed to the segment. Corporate/other expenses include expenses incurred that are not directly attributed to a reportable segment and primarily relate to corporate or global functions such as design, sourcing, brand management, corporate strategy, information technology, finance, treasury, legal, human resources, and other corporate support services, as well as certain globally managed components of the planning, merchandising, and marketing functions.

The Company reports inventories by segment as that information is used by the CODM in determining allocation of resources to the segments. The Company does not report its other assets by segment as that information is not used by the CODM in assessing segment performance or allocating resources.

The following tables provide the Company’s segment information as of November 2, 2024 and February 3, 2024, and for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023:

	Net Sales
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Americas	$986,449	$867,566	$2,707,794	$2,264,415
EMEA	181,592	157,976	546,052	468,045
APAC	40,925	30,889	109,824	95,310
Segment total	$1,208,966	$1,056,431	$3,363,670	$2,827,770

	Operating Income (Loss)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Operating Income (loss)
Americas	$304,542	$257,440	$832,009	$590,948
EMEA	21,708	20,795	84,249	49,170
APAC	(4,181)	(3,261)	(7,748)	(6,272)
Segment total	$322,069	$274,974	$908,510	$633,846
Operating (loss) income not attributed to segments:
Stores and distribution expense	(4,671)	(3,202)	(13,044)	(8,205)
Marketing, general and administrative expense	(139,691)	(132,496)	(414,310)	(368,099)
Other operating income (loss), net	1,575	(1,256)	3,600	4,328
Total operating income	$179,282	$138,020	$484,756	$261,870

Abercrombie & Fitch Co.	20	2024 3Q Form 10-Q

	Assets
(in thousands)	November 2, 2024	February 3, 2024
Inventories
Americas	$569,713	$372,371
EMEA	98,842	77,125
APAC	24,041	19,970
Total inventories	$692,596	$469,466
Assets not attributed to segments	2,577,276	2,504,767
Total assets	$3,269,872	$2,974,233

Brand Information

The following table provides additional disaggregated revenue information, which is categorized by brand, for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Abercrombie (1)	$629,835	$547,728	$1,783,764	$1,446,483
Hollister (2)	579,131	508,703	1,579,906	1,381,287
Total	$1,208,966	$1,056,431	$3,363,670	$2,827,770
(1)Includes Abercrombie & Fitch and abercrombie kids.
(2)Includes Hollister and Gilly Hicks

Abercrombie & Fitch Co.	21	2024 3Q Form 10-Q

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
•risks related to the geopolitical landscape and conflicts, such as the recent attacks on marine vessels in the Red Sea and the potential escalation of such conflicts, and the impact of such conflicts on international trade, supplier delivery or increased freight costs, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience;
•risks related to natural disasters and other unforeseen catastrophic events;
•risks related to our failure to engage our customers, anticipate customer demand, expectations, and changing fashion trends, and manage our inventory and product delivery;
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
•risks related to global operations, including changes in the economic or political conditions where we sell or source our products or changes in import tariffs or trade restrictions, including implications related to the change in administration as a result of the 2024 U.S. presidential election;
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

In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements included herein are based on information presently available to the management of the Company. Except as may be required by applicable law, the Company assumes no obligation to publicly update or revise its forward-looking statements, including any financial targets and estimates, whether as a result of new information, future events, or otherwise. As used herein, “Abercrombie & Fitch Co.,” “A&F,” “the Company,” “we,” “us,” “our,” and similar terms include Abercrombie & Fitch Co. and its subsidiaries, unless the context indicates otherwise.

Abercrombie & Fitch Co.	22	2024 3Q Form 10-Q

INTRODUCTION

MD&A is provided as a supplement to the accompanying Condensed Consolidated Financial Statements and notes thereto to help provide an understanding of the Company’s results of operations, financial condition, and liquidity. MD&A is organized as follows:

•Overview. A general description of the Company’s business and certain segment information.
•Current Trends and Outlook. A discussion related to certain of the Company’s focus areas for the current fiscal year and a discussion of certain risks and challenges, as well as a summary of the Company’s performance for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023.
•Results of Operations. An analysis of certain components of the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023.
•Liquidity and Capital Resources. A discussion of the Company’s financial condition, changes in financial condition and liquidity as of November 2, 2024, which includes (i) an analysis of financial condition as compared to February 3, 2024; (ii) an analysis of changes in cash flows for the thirty-nine weeks ended November 2, 2024, as compared to the thirty-nine weeks ended October 28, 2023; and (iii) an analysis of liquidity, including availability under the Company’s ABL Facility (as defined below), the Company’s share repurchase program, and outstanding debt and covenant compliance.
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

Abercrombie & Fitch Co.	23	2024 3Q Form 10-Q

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

Abercrombie & Fitch Co.	24	2024 3Q Form 10-Q

Current macroeconomic conditions and impact of inflation

Macroeconomic conditions, that include inflation, a volatile interest rate environment, the geopolitical landscape, global political uncertainty, including as a result of the 2024 U.S. presidential and congressional elections, uncertainty regarding significant changes in legislation, regulations, and tariffs, foreign exchange rate fluctuations, and evolving habits in consumer discretionary spending continue to impact the global economy. In periods of perceived or actual unfavorable economic conditions, consumers may reallocate available discretionary spending or determine that they have fewer funds available for discretionary spending, which may adversely impact demand for our products. In addition, while cotton and raw material costs stabilized since the second quarter of Fiscal 2024, freight costs have been increasing since the start of the second quarter of Fiscal 2024. Continued inflationary pressures and pricing volatility could further impact expenses and have a long-term impact on the Company because increasing costs may impact its ability to maintain satisfactory margins.

Global events and supply chain disruptions

As a global multi-brand omnichannel specialty retailer, with operations in North America, Europe, the Middle East, and Asia, among other regions, management is mindful of macroeconomic risks, global challenges and the changing global geopolitical environment. The global supply chain also continues to be negatively impacted by various factors, including disruptions in major maritime routes, port congestion, higher operational costs, and increased competition for supply chain availability due to uncertainty regarding potential tariffs. The Company has taken certain mitigating actions in response to these disruptions, including increasing air freight usage where appropriate and prioritizing critical orders earlier to allow for longer lead times. Further mitigating actions may be needed, particularly if there is prolonged port congestion or transportation delays, and could result in higher freight costs in the near-term and beyond.

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

Global store network optimization

The Company has a goal of finding the right size, right location and right economics for omni-enabled stores that cater to local customers. The Company continues to use data to inform its focus on aligning store square footage with digital penetration, and has delivered new store experiences across brands during Fiscal 2024. Through the end of the third fiscal quarter, the Company opened 39 new stores, remodeled 30 stores and right-sized eight stores while closing 31 stores. As part of this focus, the Company’s store investment plan includes delivering approximately 20 net store openings during Fiscal 2024 consisting of opening approximately 60 new stores, while closing approximately 40 stores, pending negotiations with our landlord partners. Additionally, the Company expects approximately 60 remodels and rightsizes, during Fiscal 2024, pending negotiations with our landlord partners.

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

Abercrombie & Fitch Co.	25	2024 3Q Form 10-Q

Summary of results
The following provides a summary of results for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023:

	GAAP		Non-GAAP (1)
Thirteen Weeks Ended	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales (in thousands)	$1,208,966	$1,056,431
Change in net sales	14.4%	20.0%
Comparable sales (2)			16%	16%
Gross profit rate	65.1%	64.9%
Operating income (in thousands)	$179,282	$138,020
Operating income margin	14.8%	13.1%
Net income attributable to A&F (in thousands)	$131,979	$96,211
Net income per share attributable to A&F	2.50	1.83

Thirty-Nine Weeks Ended
Net sales	$3,363,670	$2,827,770
Change in net sales	19.0%	13.2%
Comparable sales (2)			18%	11%
Gross profit rate	65.4%	62.9%
Operating income	$484,756	$261,870		$266,306
Operating income margin	14.4%	9.3%		9.4%
Net income attributable to A&F	$378,997	$169,676		$172,905
Net income per share attributable to A&F	7.13	3.25		3.32

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

Certain components of the Company’s Condensed Consolidated Balance Sheets as of November 2, 2024 and February 3, 2024 were as follows:

(in thousands)	November 2, 2024	February 3, 2024
Cash and equivalents	$683,089	$900,884
Inventories	692,596	469,466
Gross long-term borrowings outstanding, carrying amount	—	223,214

Certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirty-nine week periods ended November 2, 2024 and October 28, 2023 were as follows:

(in thousands)	November 2, 2024	October 28, 2023
Net cash provided by operating activities	$402,756	$350,142
Net cash used for investing activities	(187,040)	(127,986)
Net cash used for financing activities	(432,570)	(87,106)

Abercrombie & Fitch Co.	26	2024 3Q Form 10-Q

RESULTS OF OPERATIONS

The estimated basis point (“BPS”) change disclosed throughout this Results of Operations section has been rounded based on the change in the percentage of net sales.

Net sales

Net sales by segment are presented by attributing revenues on the basis of the segment that fulfills the order. The Company’s net sales by reportable segment for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023 were as follows:

	Thirteen Weeks Ended
(in thousands, except ratios)	November 2, 2024	October 28, 2023	$ Change	% Change	Comparable Sales (1)
By segment:
Americas	$986,449	$867,566	$118,883	14%	16%
EMEA	181,592	157,976	23,616	15	13
APAC	40,925	30,889	10,036	32	16
Total	$1,208,966	$1,056,431	$152,535	14	16

	Thirty-Nine Weeks Ended
(in thousands, except ratios)	November 2, 2024	October 28, 2023	$ Change	% Change	Comparable Sales (1)
Americas	$2,707,794	$2,264,415	$443,379	20%	18%
EMEA	546,052	468,045	78,007	17	17
APAC	109,824	95,310	14,514	15	20
Total	$3,363,670	$2,827,770	$535,900	19	18
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

Abercrombie & Fitch Co.	27	2024 3Q Form 10-Q

For the third quarter of Fiscal 2024, net sales increased 14% as compared to the third quarter of Fiscal 2023. The increase was primarily attributable to a high-single digit growth in unit volume from traffic growth in comparable company owned and operated stores and digital channels. Mid-single digit increase in average unit retail (“AUR”) from lower promotional activity and category mix into higher ticket items also contributed to the increase in net sales. The increase was partially offset by approximately $10 million due to the timing of sales volume based on the impact of the calendar shift in fiscal 2024 due to the 53rd selling week in fiscal 2023. The year-over-year increase in net sales reflects positive comparable sales of 16%, as compared to the third quarter of Fiscal 2023.
•Net sales growth in the Americas region of 14%. The increase was attributable to both higher AUR from lower promotional activity and category mix into higher ticket items and direct channel unit volume growth from increased traffic and transactions in company owned and operated stores and digital channels.
•Net sales growth in the EMEA region of 15%. The increase was attributable to both higher AUR from lower promotional activity and category mix into higher ticket items and unit volume growth from increased traffic and transactions in company owned and operated stores and digital channels.
•In the APAC region net sales grew 32% and 16% on a comparable sales basis. In the third quarter, APAC net sales growth had an outsized benefit relative to total company from the calendar shift of the 53rd selling week. This third quarter benefit will be offset in the fourth quarter. Comparable sales growth led by high unit sales across company owned and operated stores and digital channels.

For the year-to-date period of Fiscal 2024, net sales increased 19%, as compared to the year-to-date period of Fiscal 2023. The increase was primarily attributable to a double-digit increase in AUR from lower promotional activity and category mix into higher ticket items. Mid-single digit growth in unit volume also contributed to the increase in net sales, following increases in traffic and transactions in company owned and operated channels. Additionally, there was a benefit of approximately $30 million due to the timing of sales volume based on the impact of the calendar shift in Fiscal 2024 due to the 53rd selling week in Fiscal 2023. The year-over-year increase in net sales reflects positive comparable sales of 18%, as compared to the year-to-date period of Fiscal 2023.
•Net sales growth in the Americas region of 20% and 18% on a comparable basis. The increase was attributable to a higher AUR from lower promotional activity and category mix into higher ticket items. Growth in unit volume as a result of increased traffic and transactions in company owned and operated stores and digital channels also contributed to the increase in net sales.
•Net sales growth in the EMEA region of 17% on both a reported and comparable sales basis. The increase was attributable to a higher AUR from lower promotional activity and category mix into higher ticket items. Growth in unit volume as a result of increased traffic and transactions in company owned and operated stores and digital channels contributed to the increase in net sales.
•In the APAC region net sales grew 15% and 20% on a comparable sales basis. Comparable sales growth percentage is higher than net sales growth percentage, as comparable sales excludes the impact of store closures during the period and the effects of foreign currency, both of which had negative impacts on net sales growth.

The Company’s net sales by brand for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023 were as follows:

	Thirteen Weeks Ended
(in thousands, except ratios)	November 2, 2024	October 28, 2023	$ Change	% Change	Comparable Sales (1)
Abercrombie (2)	$629,835	$547,728	$82,107	15%	11%
Hollister (3)	579,131	508,703	70,428	14	21
Total	$1,208,966	$1,056,431	$152,535	14	16

	Thirty-Nine Weeks Ended
(in thousands, except ratios)	November 2, 2024	October 28, 2023	$ Change	% Change	Comparable Sales (1)
Abercrombie (2)	$1,783,764	$1,446,483	$337,281	23%	20%
Hollister (3)	1,579,906	1,381,287	198,619	14	16
Total	$3,363,670	$2,827,770	$535,900	19	18
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.
(2)Includes Abercrombie & Fitch and abercrombie kids.
(3)Includes Hollister and Gilly Hicks.

Abercrombie & Fitch Co.	28	2024 3Q Form 10-Q

Cost of sales, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	November 2, 2024		October 28, 2023
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$422,034	34.9%	$370,762	35.1%	(20)

	Thirty-Nine Weeks Ended
	November 2, 2024		October 28, 2023
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$1,163,019	34.6%	$1,047,927	37.1%	(250)

For the third quarter of Fiscal 2024, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 20 basis points, as compared to the third quarter of Fiscal 2023. The percentage decline was primarily attributable to cost of sales leverage from a higher AUR on reduced promotions, partially offset by higher freight costs compared to the third quarter of Fiscal 2023.

For the year-to-date period of Fiscal 2024, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 250 basis points as compared to the year-to-date period of Fiscal 2023. The percentage decline was primarily attributable to cost of sales leverage from a higher AUR on reduced promotions, as well as a benefit in product costs, as certain raw material prices have declined. These benefits were partially offset by higher freight costs compared to the year-to-date period of Fiscal 2023.

Gross profit, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	November 2, 2024		October 28, 2023
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Gross profit, exclusive of depreciation and amortization	$786,932	65.1%	$685,669	64.9%	20

	Thirty-Nine Weeks Ended
	November 2, 2024		October 28, 2023
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Gross profit, exclusive of depreciation and amortization	$2,200,651	65.4%	$1,779,843	62.9%	250

Abercrombie & Fitch Co.	29	2024 3Q Form 10-Q

Stores and distribution expense

	Thirteen Weeks Ended
	November 2, 2024		October 28, 2023
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Stores and distribution expense	$419,235	34.7%	$383,883	36.3%	(160)

	Thirty-Nine Weeks Ended
	November 2, 2024		October 28, 2023
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Stores and distribution expense	$1,181,154	35.1%	$1,072,662	37.9%	(280)

For the third quarter of Fiscal 2024, stores and distribution expense increased by $35 million compared to the third quarter of 2023. Stores and distribution expense as a percentage of net sales decreased 160 basis points, as compared to the third quarter of Fiscal 2023. The decrease in rate was primarily driven by expense leverage from higher net sales, including approximately 110 basis points in stores expense, primarily relating to store occupancy and store payroll, and approximately 60 basis points in distribution center and order fulfillment costs as compared to the third quarter of Fiscal 2023.

For the year-to-date period of Fiscal 2024, stores and distribution expense increased by $108 million and decreased 280 basis points, as a percentage of net sales, as compared to the year-to-date period of Fiscal 2023. The decrease as a percent of net sales was primarily driven by expense leverage from higher net sales, including approximately 250 basis points in stores expense, primarily relating to store occupancy and store payroll, and 30 basis points in distribution center and order fulfillment costs compared to the year-to-date period of Fiscal 2023.

Marketing, general and administrative expense

	Thirteen Weeks Ended
	November 2, 2024		October 28, 2023
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Marketing, general and administrative expense	$190,001	15.7%	$162,510	15.4%	30

	Thirty-Nine Weeks Ended
	November 2, 2024		October 28, 2023
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Marketing, general and administrative expense	$538,352	16.0%	$449,643	15.9%	10

For the third quarter of Fiscal 2024, marketing, general and administrative expense increased by $27 million compared to the third quarter of Fiscal 2023. Marketing, general and administrative expense as a percentage of net sales increased 30 basis points, as compared to the third quarter of Fiscal 2023. The increase in expense rate was primarily driven by an 80 basis point increase in marketing expense, primarily due to media campaigns and content, partially offset by 50 basis points of other general and administrative costs primarily relating to payroll expense leverage from higher net sales.

For the year-to-date period of Fiscal 2024, marketing, general and administration expense increased by $89 million and increased 10 basis points as a percentage of net sales, as compared to the year-to-date period of Fiscal 2023, with a 50 basis point increase in marketing expense, primarily due to media campaigns and content, partially offset by a 40 basis point decrease in other general and administrative costs primarily relating to payroll expense leverage from higher net sales.

Other operating (income) loss, net

	Thirteen Weeks Ended
	November 2, 2024		October 28, 2023
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Other operating (income) loss, net	$(1,586)	(0.1)%	$1,256	0.1%	(20)

	Thirty-Nine Weeks Ended
	November 2, 2024		October 28, 2023
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Other operating income, net	$(3,611)	(0.1)%	$(4,332)	(0.2)%	10

Abercrombie & Fitch Co.	30	2024 3Q Form 10-Q

Operating income

	Thirteen Weeks Ended
	November 2, 2024		October 28, 2023
(in thousands, except ratios)		% of Net sales(1)		% of Net sales(1)	BPS Change
Americas	$304,542	30.9%	$257,440	29.7%	120
EMEA	21,708	12.0	20,795	13.2	(120)
APAC	(4,181)	(10.2)	(3,261)	(10.6)	40
Operating loss not attributed to segments	(142,787)		(136,954)
Operating income	$179,282	14.8	$138,020	13.1	170

	Thirty-Nine Weeks Ended
	November 2, 2024		October 28, 2023
(in thousands, except ratios)		% of Net Sales(1)		% of Net Sales(1)	BPS Change
Americas	$832,009	30.7%	$590,948	26.1%	460
EMEA	84,249	15.4	49,170	10.5	490
APAC	(7,748)	(7.1)	(6,272)	(6.6)	(50)
Operating loss not attributed to segments	(423,754)		(371,976)
Operating income	$484,756	14.4	$261,870	9.3	510
Excluded items:
Asset impairment charges (2)	—	—	4,436	0.2	(20)
Adjusted non-GAAP operating income	$484,756	14.4	$266,306	9.4	500
(1)    Segment operating income as a percentage of net sales is calculated by attributing the segment’s operating income with the respective net sales in the segment.
(2)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.
For the third quarter of Fiscal 2024, operating income increased by $41 million, or 170 basis points, as a percentage of net sales, as compared to the third quarter of Fiscal 2023.
•Operating income for the Americas region increased $47 million or 120 basis points as a percentage of region net sales, as compared to the third quarter of Fiscal 2023. The increase as a percent of sales primarily relates to positive comparable sales of 16%, relating to higher unit volume, increased AUR on reduced promotions, and expense leverage relating to payroll and occupancy expenses.
•Operating income for the EMEA region increased $1 million and decreased 120 basis points as a percentage of region net sales, as compared to the third quarter of Fiscal 2023. The decrease as a percent of net sales is primarily attributed to higher freight costs and increased marketing expense, partially offset by expense leverage from comparable sales growth of 13%.
•Operating (loss) for the APAC region increased by $(1) million or 40 basis points as a percentage of region net sales, as compared to the third quarter of Fiscal 2023. The loss was impacted by store impairments taken during the quarter, which more than offset the expense leverage from comparable sales growth of 16%.

For the year-to-date period of Fiscal 2024, operating income increased by $223 million, or 510 basis points, as a percentage of net sales as compared to the year-to-date period of Fiscal 2023.
•Operating income for the Americas increased $241 million or 460 basis points as a percentage of region net sales as compared to the year-to-date period of Fiscal 2023. The increase as a percent of sales primarily relates to positive comparable sales of 18%, relating to higher unit volume, increased AUR on reduced promotions, and expense leverage relating to payroll and occupancy expenses.
•Operating income for EMEA increased $35 million or 490 basis points as a percentage of region net sales as compared to the year-to-date period of Fiscal 2023. The increase as a percent of sales primarily relates to positive comparable sales of 17%, relating to higher unit volume, increased AUR on reduced promotions, and expense leverage relating to payroll and occupancy expenses.
•Operating (loss) for APAC increased $(1) million or 50 basis points as a percentage of region net sales as compared to the year-to-date period of Fiscal 2023. The loss was impacted by store impairments and marketing investments, which more than offset the expense leverage from comparable sales growth of 20%.

Abercrombie & Fitch Co.	31	2024 3Q Form 10-Q

Interest (income) expense, net

	Thirteen Weeks Ended
	November 2, 2024		October 28, 2023
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Interest expense	$569	—%	$8,568	0.8%	(80)
Interest income	(9,302)	(0.7)	(7,897)	(0.7)	—
Interest (income) expense, net	$(8,733)	(0.7)	$671	0.1	(80)

	Thirty-Nine Weeks Ended
	November 2, 2024		October 28, 2023
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Interest expense	$11,538	0.3%	$23,661	0.8%	(50)
Interest income	(30,497)	(0.9)	(18,450)	(0.6)	(30)
Interest (income) expense, net	$(18,959)	(0.6)	$5,211	0.2	(80)

For the third quarter of Fiscal 2024, interest (income) expense, net increased $9.4 million, as compared to the third quarter of Fiscal 2023. The increase in interest income was due to the increased balance on time deposits and money market accounts compared to the third quarter of Fiscal 2023. Additionally, interest expense decreased compared to the third quarter of Fiscal 2023 as result of the repurchases in late Fiscal 2023 and Fiscal 2024 and redemption of the remaining outstanding Senior Secured Notes on July 15, 2024.

For the year-to-date period of Fiscal 2024, interest (income) expense, net increased $24.2 million, as compared to the year-to-date period of Fiscal 2023. The increase was a result of higher interest income due to the increased balance on time deposits and money market accounts. Additionally, interest expense decreased compared to the year-to-date period Fiscal 2023 as result of the repurchases in late Fiscal 2023 and Fiscal 2024 and redemption of the remaining outstanding Senior Secured Notes on July 15, 2024.

Income tax expense

	Thirteen Weeks Ended
	November 2, 2024		October 28, 2023
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$54,151	28.8%	$39,617	28.8%

	Thirty-Nine Weeks Ended
	November 2, 2024		October 28, 2023
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$119,394	23.7%	$82,349	32.1%
Excluded items:
Tax effect of pre-tax excluded items (1)	—		1,207
Adjusted non-GAAP income tax expense	$119,394	23.7	$83,556	32.0
(1)    The tax effect of pre-tax excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis. Refer to “Operating income” and “NON-GAAP FINANCIAL MEASURES” for details of pre-tax excluded items.

Compared with the year-to-date period of 2023, the change in the effective tax rates during Fiscal 2024 is due to jurisdictional mix and higher levels of pre-tax income offset by a larger tax benefit on share-based compensation.

Refer to Note 9, “INCOME TAXES.”

Abercrombie & Fitch Co.	32	2024 3Q Form 10-Q

Net income attributable to A&F

	Thirteen Weeks Ended
	November 2, 2024		October 28, 2023
(in thousands)		% of Net sales		% of Net sales	BPS Change
Net income attributable to A&F	$131,979	10.9%	$96,211	9.1%	180

	Thirty-Nine Weeks Ended
	November 2, 2024		October 28, 2023
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Net income attributable to A&F	$378,997	11.3%	$169,676	6.0%	530
Excluded items, net of tax (1)	—	—	3,229	0.1	(10)
Adjusted non-GAAP net income attributable to A&F (2)	$378,997	11.3	$172,905	6.1	520
(1)    Excluded items presented above under “Operating income,” and “Income tax expense”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Net income per share attributable to A&F

	Thirteen Weeks Ended
	November 2, 2024	October 28, 2023	$ Change
Net income per diluted share attributable to A&F	$2.50	$1.83	$0.67
Impact from changes in foreign currency exchange rates	—	0.07	(0.07)
Adjusted non-GAAP net income per diluted share attributable to A&F on a constant currency basis (2)	$2.50	$1.90	$0.60

	Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	$ Change
Net income per diluted share attributable to A&F	$7.13	$3.25	$3.88
Excluded items, net of tax (1)	—	0.06	(0.06)
Adjusted non-GAAP net income per diluted share attributable to A&F (2)	$7.13	$3.32	$3.81
Impact from changes in foreign currency exchange rates	—	0.05	(0.05)
Adjusted non-GAAP net income per diluted share attributable to A&F on a constant currency basis (2)	$7.13	$3.37	$3.76
(1)    Excluded items presented above under “Operating income,” and “Income tax expense.”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Abercrombie & Fitch Co.	33	2024 3Q Form 10-Q

EBITDA and adjusted EBITDA

	Thirteen Weeks Ended
	November 2, 2024		October 28, 2023
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Net income	$133,864	11.1%	$97,732	9.3%	180
Income tax expense	54,151	4.5	39,617	3.8	70
Interest (income) expense, net	(8,733)	(0.7)	671	0.1	(80)
Depreciation and amortization	39,566	3.2	33,136	3.0	20
EBITDA (1)	$218,848	18.1	$171,156	16.2	190

	Thirty-Nine Weeks Ended
	November 2, 2024		October 28, 2023
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Net income	$384,321	11.4%	$174,310	6.2%	520
Income tax expense	119,394	3.5	82,349	2.9	60
Interest (income) expense, net	(18,959)	(0.6)	5,211	0.2	(80)
Depreciation and amortization	116,610	3.6	105,547	3.7	(10)
EBITDA (1)	$601,366	17.9	$367,417	13.0	490
Excluded items:
Asset impairment charges (1)	—	—	4,436	0.2	(20)
Adjusted EBITDA (1)	$601,366	17.9	$371,853	13.2	470

(1)EBITDA and Adjusted EBITDA are supplemental financial measures that are not defined or prepared in accordance with GAAP. EBITDA is defined as net income before interest, income taxes and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for asset impairment. Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Abercrombie & Fitch Co.	34	2024 3Q Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company’s capital allocation strategy and priorities are reviewed by the Board of Directors quarterly, considering both liquidity and valuation factors. The Company believes that it will have adequate liquidity to fund operating activities for the next twelve months. The Company monitors market conditions and may in the future determine whether and when to repurchase shares of its Common Stock. For a discussion of the Company’s share repurchase activity, please see below under “Share repurchases and dividends.”

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

Over the next twelve months, the Company expects its primary cash requirements to be directed towards prioritizing investments in the business and continuing to fund operating activities, including the acquisition of inventory, obligations related to compensation, marketing, data and technology, leases and any lease buyouts or modifications it may exercise, taxes and other operating activities. In addition, management continuously evaluates potential opportunities to strategically deploy excess cash and/or deleverage the balance sheet, in consideration of various factors, such as market and business conditions, and the Company’s ability to accelerate investments in the business. Such opportunities may include, but are not limited to, share repurchases.

When evaluating opportunities for investments in the business, management considers alignment with initiatives that position the business for sustainable long-term growth and with the Company’s strategic pillars as described within Part I, “Item 1. Business - STRATEGY AND KEY BUSINESS PRIORITIES” included on the Fiscal 2023 Form 10-K, including being opportunistic regarding growth opportunities. Examples of potential investment opportunities include, but are not limited to, new store experiences, and investments in the Company’s digital and omnichannel initiatives. Historically, the Company has utilized free cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as digital and omnichannel investments, and information technology. For the year-to-date period ended November 2, 2024, the Company invested $132.0 million towards capital expenditures. Total capital expenditures for Fiscal 2024 are expected to be approximately $170 million.

The Company measures liquidity using total cash and cash equivalents and incremental borrowing available under the ABL Facility. As of November 2, 2024, the Company had cash and cash equivalents of $683.1 million and total liquidity of approximately $1.1 billion, compared with cash and cash equivalents of $900.9 million and total liquidity of approximately $1.2 billion at the beginning of Fiscal 2024.

Share repurchases and dividends

In November 2021, the Board of Directors approved a $500 million share repurchase authorization, replacing the prior 2021 share repurchase authorization of 10.0 million shares, which had approximately 3.9 million shares remaining available. During the year-to-date period ended November 2, 2024, the Company repurchased approximately 0.9 million shares of its Common Stock pursuant to this share repurchase authorization for approximately $129.8 million. As of November 2, 2024 the Company had $102 million in share repurchases remaining under the authorization approved in November 2021.

Historically, the Company has repurchased shares of its Common Stock from time to time, which repurchases are dependent on excess liquidity, market conditions and business conditions, with the objectives of returning excess cash to shareholders and offsetting dilution from issuances of Common Stock associated with the exercise of employee stock appreciation rights and the vesting of restricted stock units. Shares may be repurchased in the open market, including pursuant to trading plans established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through privately negotiated transactions or other transactions or by a combination of such methods.

In May 2020, the Company suspended its dividend program. The Company may in the future review its dividend program to determine, in light of facts and circumstances at that time, whether and when to reinstate. Any dividends are declared at the discretion of the Company’s Board of Directors. The Board of Directors reviews and establishes a dividend amount, if at all, based on the Company’s financial condition, results of operations, capital requirements, current and projected cash flows, business prospects and other factors, including any restrictions under the Company’s agreements related to the ABL Facility. There can be no assurance that the Company will declare and pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

Abercrombie & Fitch Co.	35	2024 3Q Form 10-Q

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

Credit facility

On August 2, 2024, A&F, as parent and a guarantor, A&F Management, as lead borrower, and certain of A&F’s direct and indirect wholly-owned subsidiaries, as additional borrowers and guarantors, entered into the Second Amendment, together with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders. The Second Amendment amends the existing ABL Credit Agreement, which provided for a $400 million senior secured asset-based revolving credit facility. The Company incurred customary fees and expenses in connection with the entry into the Second Amendment.

The Second Amendment amended the ABL Credit Agreement to, among other things:
•increase the aggregate commitments thereunder to $500 million;
•establish a $100 million sub-facility for the benefit of Abfico Netherlands Distribution B.V. (“Abfico”) and AFH Stores UK Limited (“AFH UK”) that is (i) secured by a first priority security interest in all assets (subject to specified exclusions) of each of Abfico and AFH UK, (ii) guaranteed by A&F and certain of its domestic direct and indirect wholly-owned subsidiaries, and (iii) subject to a borrowing base as described therein;
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
•from 1.25% to 1.50% when average availability is greater than or equal to 50% of the Loan Cap (as defined in the Second Amendment); and
•from 1.50% to 1.75% when average availability is less than 50% of the Loan Cap.

As of November 2, 2024, the Company did not have any borrowings outstanding under the ABL Facility.

Details regarding the remaining borrowing capacity under the ABL Facility as of November 2, 2024 are as follows:

(in thousands)	November 2, 2024
Loan cap	$500,000
Less: Outstanding stand-by letters of credit	(443)
Borrowing capacity	499,557
Less: Minimum excess availability (1)	(50,000)
Borrowing capacity available	$449,557
(1)    Under the ABL Facility, the Company must maintain excess availability equal to the greater of 10% of the loan cap or $36 million.

Refer to Note 10, “BORROWINGS.”

Income taxes

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S. without incurring additional federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019 are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds could be repatriated without incurring additional tax expense. As of November 2, 2024, $262.8 million of the Company’s $683.1 million of cash and equivalents were held by foreign affiliates.

Refer to Note 9, “INCOME TAXES.”

Abercrombie & Fitch Co.	36	2024 3Q Form 10-Q

Analysis of cash flows

The table below provides certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 2, 2024 and October 28, 2023:

	Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023
(in thousands)
Cash and equivalents, and restricted cash and equivalents, beginning of period	$909,685	$527,569
Net cash provided by operating activities	402,756	350,142
Net cash used for investing activities	(187,040)	(127,986)
Net cash used for financing activities	(432,570)	(87,106)
Effect of foreign currency exchange rates on cash	(1,834)	(4,491)
Net (decrease) increase in cash and equivalents, and restricted cash and equivalents	(218,688)	130,559
Cash and equivalents, and restricted cash and equivalents, end of period	$690,997	$658,128

Operating activities - During the year-to-date period ended November 2, 2024, net cash provided by operating activities included increased cash receipts as a result of the 19% year-over-year increase in net sales. During the year-to-date period ended October 28, 2023, net cash used for operating activities included increased cash receipts as a result of the 13% year-over-year increase in net sales, as well as increased payments to vendors in the fourth quarter of Fiscal 2022, which resulted in lower cash payments in the first quarter of Fiscal 2023.

Investing activities - During the year-to-date period ended November 2, 2024, net cash used for investing activities was primarily used for capital expenditures of $132 million, as well as the purchase of $55 million of marketable securities. Net cash used for investing activities for the year-to-date period ended October 28, 2023 was primarily used for capital expenditures of $128.6 million.

Financing activities - During the year-to-date period ended November 2, 2024, net cash used for financing activities included the repurchase of $9.3 million in the open market and the complete redemption of $214 million of outstanding Senior Secured Notes, $70 million related to shares of Common Stock withheld (repurchased) to cover tax withholdings upon vesting of share-based compensation awards, and the purchase of approximately 0.9 million shares of Common Stock with a market value of approximately $129.8 million. During the year-to-date period ended October 28, 2023, net cash used for financing activities included amounts related to shares of Common Stock withheld (repurchased) to cover tax withholdings upon vesting of share-based compensation awards, the repurchase of Senior Secured Notes in the open market.

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

Abercrombie & Fitch Co.	37	2024 3Q Form 10-Q

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

Excluded items

The following financial measures are disclosed on a GAAP and on an adjusted non-GAAP basis excluding the following items, as applicable:

Financial measures (1)	Excluded items
Operating income	Asset impairment charges
Income tax expense (2)	Tax effect of pre-tax excluded items
Net income and net income per share attributable to A&F (2)	Pre-tax excluded items and the tax effect of pre-tax excluded items
(1)     Certain of these financial measures are also expressed as a percentage of net sales.
(2)    The tax effect of excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis.

Abercrombie & Fitch Co.	38	2024 3Q Form 10-Q

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

Reconciliations of non-GAAP financial metrics on a constant currency basis to financial measures calculated and presented in accordance with GAAP for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023 were as follows:

(in thousands, except change in net sales, gross profit rate, operating margin and per share data)	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
Net sales	November 2, 2024	October 28, 2023	% Change	November 2, 2024	October 28, 2023	% Change
GAAP	$1,208,966	$1,056,431	14%	$3,363,670	$2,827,770	19%
Impact from changes in foreign currency exchange rates	—	5,289	(1)	—	2,378	—
Non-GAAP on a constant currency basis	$1,208,966	$1,061,720	14%	$3,363,670	$2,830,148	19%
Gross profit, exclusive of depreciation and amortization expense	November 2, 2024	October 28, 2023	BPS Change (1)	November 2, 2024	October 28, 2023	BPS Change (1)
GAAP	$786,932	$685,669	20	$2,200,651	$1,779,843	250
Impact from changes in foreign currency exchange rates	—	5,319	(20)	—	6,129	(20)
Non-GAAP on a constant currency basis	$786,932	$690,988	—	$2,200,651	$1,785,972	230
Operating income	November 2, 2024	October 28, 2023	BPS Change (1)	November 2, 2024	October 28, 2023	BPS Change (1)
GAAP	$179,282	$138,020	170	$484,756	$261,870	510
Excluded items (2)	—	—	—	—	(4,436)	10
Adjusted non-GAAP	$179,282	$138,020	170	$484,756	$266,306	500
Impact from changes in foreign currency exchange rates	—	4,915	(40)	—	3,912	(10)
Adjusted non-GAAP on a constant currency basis	$179,282	$142,935	130	$484,756	$270,218	490
Net income per share attributable to A&F	November 2, 2024	October 28, 2023	$ Change	November 2, 2024	October 28, 2023	$ Change
GAAP	$2.50	$1.83	$0.67	$7.13	$3.25	$3.88
Excluded items, net of tax (2)	—	—	—	—	(0.06)	0.06
Adjusted non-GAAP	$2.50	$1.83	$0.67	$7.13	$3.32	$3.81
Impact from changes in foreign currency exchange rates	—	0.07	(0.07)	—	0.05	(0.05)
Adjusted non-GAAP on a constant currency basis	$2.50	$1.90	$0.60	$7.13	$3.37	$3.76

(1)    The estimated basis point change has been rounded based on the change in the percentage of net sales.
(2)    Excluded items for the thirty-nine weeks ended October 28, 2023 consisted of pre-tax store asset impairment charges and the tax effect of pre-tax excluded items.

Abercrombie & Fitch Co.	39	2024 3Q Form 10-Q

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

Reconciliations of non-GAAP EBITDA and adjusted EBITDA to financial measures calculated and presented in accordance with GAAP for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023 were as follows:

	Thirteen Weeks Ended
(in thousands, except ratios)	November 2, 2024	% of Net Sales	October 28, 2023	% of Net Sales
Net income	$133,864	11.1%	$97,732	9.3%
Income tax expense	54,151	4.5	39,617	3.8
Interest (income) expense, net	(8,733)	(0.7)	671	0.1
Depreciation and amortization	39,566	3.2	33,136	3.0
EBITDA (1)	$218,848	18.1	$171,156	16.2

	Thirty-Nine Weeks Ended
(in thousands, except ratios)	November 2, 2024	% of Net Sales	October 28, 2023	% of Net Sales
Net income	$384,321	11.4%	$174,310	6.2%
Income tax expense	119,394	3.5	82,349	2.9
Interest (income) expense, net	(18,959)	(0.6)	5,211	0.2
Depreciation and amortization	116,610	3.6	105,547	3.7
EBITDA (1)	$601,366	17.9	$367,417	13.0

Adjustments to EBITDA
Asset impairment (1)	—	—	4,436	0.2
Adjusted EBITDA (1)	$601,366	17.9	$371,853	13.2
(1)EBITDA and Adjusted EBITDA are supplemental financial measures that are not defined or prepared in accordance with GAAP. EBITDA is defined as net income before interest, income taxes and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for asset impairment.

Abercrombie & Fitch Co.	40	2024 3Q Form 10-Q

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

The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II, and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies, which are recorded at cash surrender value. The change in cash surrender value resulted in realized gains of $0.3 million and $0.3 million for the thirteen weeks ended November 2, 2024 and October 28, 2023, respectively and $1.0 million and $1.6 million for the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively. The realized gains were recorded in interest (income) expense, net on the Condensed Consolidated Statements of Operations and Comprehensive Income.

The Rabbi Trust assets were included in other assets on the Condensed Consolidated Balance Sheets as of November 2, 2024 and February 3, 2024 and are restricted in their use as noted above.

INTEREST RATE RISK

Prior to July 2, 2020, the Company’s exposure to market risk due to changes in interest rates related primarily to the increase or decrease in the amount of interest expense from fluctuations in the LIBO rate, or an alternate base rate associated with the Company’s former term loan facility (the “Term Loan Facility”) and the ABL Facility. On July 2, 2020, the Company issued the Senior Secured Notes and repaid all outstanding borrowings under the Term Loan Facility and the ABL Facility, thereby eliminating any then-existing cash flow market risk due to changes in interest rates. On July 15, 2024, the Company redeemed all of its outstanding Senior Secured Notes, thereby eliminating that interest rate risk. This analysis for Fiscal 2024 may differ from the actual results due to potential changes in gross borrowings outstanding under the ABL Facility and potential changes in interest rate terms and limitations described within the Amended and Restated Credit Agreement.

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

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. As of November 2, 2024, the Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. dollar against the exchange rates for foreign currencies under contract. Such a hypothetical devaluation would decrease derivative contract fair values by approximately $15.7 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair values would be expected to be largely offset by the net change in fair values of the underlying hedged items. Refer to Note 12, “DERIVATIVE INSTRUMENTS,” for the fair value of any outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of November 2, 2024 and February 3, 2024.

Abercrombie & Fitch Co.	41	2024 3Q Form 10-Q

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended November 2, 2024. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Senior Vice President, Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of November 2, 2024.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 2, 2024 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

Abercrombie & Fitch Co.	42	2024 3Q Form 10-Q

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

Item 1A. Risk Factors

Other than identified below, the Company’s risk factors as of November 2, 2024 have not changed materially from those disclosed in Part I, “Item 1A. Risk Factors” of the Fiscal 2023 Form 10-K.

Misconduct or illegal activities by our current and former associates, directors, advisers, third-party service providers, or others affiliated, or perceived to be affiliated, with the Company could subject to us to reputational harm, regulatory scrutiny or inquiries, or legal liability.

There is a risk that current or former associates, executives, directors, advisers or third party-service providers of the Company, or others who are actually or perceived to be affiliated with the Company, could engage, deliberately or recklessly, in misconduct or fraud that creates legal exposure for the Company and adversely affects our business. If such individuals were to engage, or be accused of engaging in, illegal or suspicious activities, sexual misconduct or harassment, racial or gender discrimination, improper use or disclosure of confidential information, fraud, payment or solicitation of bribes, or any other type of similar misconduct or violation of other laws and regulations, during their employment or service with the Company, we could suffer serious harm to our brand, reputation, be subject to penalties or sanctions, suffer serious harm to our financial position and current and future business relationships, and face potentially significant litigation or investigations.

In particular, Michael Jeffries, who served as chief executive officer of the Company from 1992 to 2014, has been accused of sexual abuse and exploitation, which accusations include claims relating to behavior that is alleged to have occurred during his prior tenure with the Company. Criminal charges have been filed against Mr. Jeffries, and there is a pending civil suit against Mr. Jeffries and the Company that relates to this alleged behavior. Although we believe the claims against the Company are without merit, the allegations against this former executive, as well as the claims brought against the Company, have resulted in negative media attention and may result in additional litigation or may result in other adverse consequences to our reputation, brand, and business. In addition, in early March 2024, the Delaware Court of Chancery ruled that Mr. Jeffries was entitled to advancement by the Company of his defense costs for the civil litigation. Mr. Jeffries is now seeking advancement of defense costs for his criminal prosecution, which the Company intends to oppose.

Abercrombie & Fitch Co.	43	2024 3Q Form 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the third quarter of Fiscal 2024 that were not registered under the Securities Act of 1933, as amended.

The following table provides information regarding the purchase of shares of Common Stock made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during each fiscal month of the thirteen weeks ended November 2, 2024:

Period (fiscal month)	Total Number of Shares Purchased (1)	Average Price Paid per Share(4)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)(4)
August 4, 2024 through August 31, 2024	8,307	$165.22	—	$202,184,894
September 1, 2024 through October 5, 2024	578,557	136.13	572,391	124,253,992
October 6, 2024 through November 2, 2024	149,367	147.61	148,296	102,378,203
Total	736,231	138.79	720,687	102,378,203
(1)An aggregate of 15,544 shares of Common Stock purchased during the thirteen weeks ended November 2, 2024 were withheld for tax payments due upon the vesting of employee restricted stock units and the exercise of employee stock appreciation rights.
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
(4)The aggregate cost of share repurchases and average price paid per share excludes excise tax.

Abercrombie & Fitch Co.	44	2024 3Q Form 10-Q

Item 5. Other Information

During the thirteen weeks ended November 2, 2024, no director or officer of the Company adopted a new “Rule 10b5-1 trading arrangement ” or “non-Rule 10b5-1 trading arrangement,” and no director or officer of the Company modified or terminated an existing “Rule 10b5-1 trading arrangement ” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act, other than as follows:

•On August 30, 2024, Fran Horowitz, our Chief Executive Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Horowitz’s plan is for the sale of up to 250,000 shares of our common stock in amounts and prices determined in accordance with plan terms and terminates on the earlier of: (i) the date that all the shares under the plan are sold or (ii) August 22, 2025.

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

3.2
Amended and Restated Bylaws of Abercrombie & Fitch Co. reflecting amendments through the date of this Quarterly Report on Form 10-Q, incorporated herein by reference to Exhibit 3.1 to A&F’s Current Report on Form 8-K dated and filed November 26, 2024 (File No. 001-12107) [This document represents the Amended and Restated Bylaws of Abercrombie & Fitch Co. in compiled form incorporating all amendments.]

10.1	Form of Agreement entered into between A&F Management and Robert J. Ball as of November 20, 2024.*Ɨ
31.1
Certifications by Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certifications by Senior Vice President, Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certifications by Chief Executive Officer (who serves as Principal Executive Officer) and Senior Vice President, Chief Financial Officer (who serves as Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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

*     Filed herewith.
**    Furnished herewith.
Ɨ     Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of such schedules and attachments to the Securities and Exchange Commission upon its request.

Abercrombie & Fitch Co.	45	2024 3Q Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abercrombie & Fitch Co.

Date: December 6, 2024	By:	/s/ Robert J. Ball
Robert J. Ball
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Officer)

	By:	/s/ Joseph Frericks
Joseph Frericks
Group Vice President, Corporate Controller (Principal Accounting Officer)

Abercrombie & Fitch Co.	46	2024 3Q Form 10-Q