Form 10-K
period 2025-02-01
ABERCROMBIE & FITCH CO /DE/
filed 2025-03-31
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒    No
Aggregate market value of the registrant’s Class A Common Stock (the only outstanding common equity of the registrant) held by non-affiliates of the registrant (for this purpose, executive officers and directors of the registrant are considered affiliates) as of August 3, 2024: $6,635,249,010. Number of shares outstanding of the registrant’s common stock as of March 28, 2025: 48,869,057 shares of Class A Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant expects to file such definitive proxy statement with the Securities and Exchange Commission within 120 days of its fiscal year ended February 1, 2025.

Abercrombie & Fitch Co.	2	2024 Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “should,” “are confident,” “will,” “could,” “outlook,” or the negative versions of those words or other comparable words and similar expressions may identify forward-looking statements. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements include, but are not limited to, the risks described or referenced in “ITEM 1A. RISK FACTORS,” of this Annual Report on Form 10-K and otherwise in our reports and filings with the SEC, as well as the following:

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
•risks related to the geopolitical landscape and ongoing armed conflicts, and the impact of such conflicts on international trade, supplier delivery or increased freight costs, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience;
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
•risks related to our ability to execute on, and maintain the success of, our strategic and growth initiatives;
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
•risks related to actual or threatened litigation; and
•uncertainties related to future legislation, regulatory reform, policy changes, or interpretive guidance on existing laws and regulations.

In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements included herein are based on information presently available to the management of the Company. Except as may be required by applicable law, the Company assumes no obligation to publicly update or revise its forward-looking statements, including any financial targets and estimates, whether as a result of new information, future events, or otherwise. As used herein, “Abercrombie & Fitch Co.,” “A&F,” the “Company,” “we,” “us,” “our,” and similar terms include Abercrombie & Fitch Co. and its subsidiaries, unless the context indicates otherwise.

Abercrombie & Fitch Co.	3	2024 Form 10-K

PART I

Item 1.    Business

GENERAL

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as the “Company”), is a global, digitally-led, omnichannel retailer. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids, which are sold primarily through its Company-owned stores and digital channels, as well as through various third-party arrangements.

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

The Company’s brand families include Abercrombie brands and Hollister brands. These brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style.

The Company’s fiscal year ends on the Saturday closest to January 31. This typically results in a fifty-two-week year, but occasionally gives rise to an additional week, resulting in a fifty-three-week year, as was the case in Fiscal 2023. Fiscal years are designated in the Consolidated Financial Statements and Notes thereto, as well as the remainder of this Annual Report on Form 10-K, by the calendar year in which the fiscal year commenced. All references herein to the Company’s fiscal years are as follows:

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

The Company’s brand families includes Abercrombie brands and Hollister brands, each sharing a commitment to offer products of enduring quality and exceptional comfort that support global customers on their journey to being and becoming who they are.

Brand family	Description
Abercrombie
Abercrombie strives to make every day more exceptional, creating a sense of getaway through its quality apparel, accessories and fragrance crafted for every occasion. The Abercrombie brand family connects with customers through various supporting brands and assortment collections, including, but not limited to, Abercrombie & Fitch, abercrombie kids, and Your Personal Best (YPB).

Hollister
Hollister creates quality apparel, accessories and fragrance made for capturing moments, creating memories and being unapologetically you. The Hollister brand family connects with customers through various supporting brands and assortment collections including but not limited to, Hollister and Gilly Hicks.

Additional information concerning the Company’s segment and geographic information is contained in Note 17, “SEGMENT REPORTING” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

Abercrombie & Fitch Co.	4	2024 Form 10-K

STRATEGY AND KEY BUSINESS PRIORITIES

The Company remains committed to, and confident in, its vision of being a global, digitally-led, omnichannel apparel retailer and continues to evaluate corporate growth opportunities and initiatives that support this vision.

Foundation for Growth

The Company introduced the Always Forward Plan in June of Fiscal 2022. The Always Forward Plan is anchored on our strategic growth principles, which are to:
•Execute focused growth plans;
•Accelerate an enterprise-wide digital revolution; and
•Operate with financial discipline

While the Company has significantly outperformed certain financial targets set forth in the Always Forward Plan, the growth principles continue to serve as a framework for the Company achieving sustainable and profitable growth and profitability.

The Company’s strategic priorities continue to evolve based on changing consumer demands and new strategic opportunities, and management reviews and prioritizes investments and strategic focus areas to address such demands and opportunities.

Execute focused growth plans by:
•driving sales growth across regions and brand families primarily through marketing and store investments in our owned and operating channels, while pursuing new geographies and markets via franchise, wholesale and licensing partnerships;
•using our regionally relevant brand playbooks globally to align the brands’ products, voices, and experiences with customers, both digitally and in-store; and
•using testing and chase strategies to deliver compelling assortments and product collections across genders.

Accelerate an enterprise-wide digital revolution to improve the customer and associate experience by:
•continuing to progress on our multi-year enterprise resource planning (“ERP”) transformation and cloud migration journey; and
•investing in digital and technology to improve experiences across key parts of the customer journey while delivering a consistent omnichannel experience.

Operate with financial discipline by:
•using our agile inventory model and pricing strategies to position the Company to support customer demand throughout the year; and
•maintaining our durable balance sheet and consistent free cash flow profile, underpinned by our disciplined investment philosophy while balancing against macro environment impacts and efficiency efforts.

OVERVIEW OF OPERATIONS

Omnichannel Initiatives

As customer shopping preferences continue to evolve and customers increasingly shop across multiple channels, the Company aims to create best-in-class customer experiences and grow total company profitability by delivering improvements through a continuous test-and-learn approach. Over the past several years, the Company experienced an acceleration in sales fulfilled through digital channels, and continues to see a majority of sales through digital channels for the Abercrombie & Fitch brand. Despite, this acceleration in the shift towards digital channels, stores continue to comprise a majority of sales for the Hollister brand’s customer. Additionally, stores continue to be an important part of our customers’ omnichannel experience. The Company believes that the customers’ shopping experience is improved by its offering of omnichannel capabilities, which include purchase-online-pickup-in-store, ship-from-store, and cross-channel returns. These features allow our customers ease of access to shop the brands’ in-store and online offerings and create a seamless transition between omnichannel capabilities.

Digital Operations

In order to continuously improve the customer experience, including providing a more seamless and consistent shopping experience across channels, the Company continues to invest in its digital infrastructure. Such investments include upgrading our merchandising enterprise resource planning (“ERP”) system. The Company has the capability to ship merchandise to customers in more than 108 countries and process transactions in 21 currencies and through 20 forms of payment globally. The Company operates desktop and mobile websites for its brands globally, which are available in various local languages. The Company also operates two mobile applications that provide an enhanced mobile shopping experience to the customer and provide us with customer insights. The Company continues to develop and invest its mobile capabilities as mobile engagement continues to grow, with over 87% of the Company’s digital traffic generated from mobile devices in Fiscal 2024. In addition, in its efforts to expand its global brand reach, the Company also partners with certain third-party e-commerce platforms.

Abercrombie & Fitch Co.	5	2024 Form 10-K

Store Operations

The Company has a goal of finding the right size, right location and right economics for omni-enabled stores that cater to local customers. During Fiscal 2024, the Company opened 65 new store locations, remodeled 48 store locations, right-sized an additional 12 store locations and closed 41 stores. The Company’s stores continue to play an essential role in creating brand awareness and serving as physical gateways to the brands. Stores also serve as local hubs for online engagement as the Company continues to evolve its omnichannel capabilities to create seamless shopping experiences.

As of February 1, 2025, all of the retail stores operated by the Company are located in leased facilities, primarily in shopping centers. These leases generally have initial terms of between one and ten years. Certain leases also include early termination options, which can be exercised under specific conditions. The leases expire at various dates between Fiscal 2025 and Fiscal 2035.

As of February 1, 2025, the Company operated 789 retail stores as detailed in the table below:

	Abercrombie	Hollister	Total (1)
Americas	215	385	600
EMEA	33	100	133
APAC	30	26	56
Total	278	511	789
(1)Store count excludes temporary and franchise stores.

For store count and gross square footage by geographic region and brand as of February 1, 2025, and February 3, 2024, refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K.

Franchise, License, and Wholesale Operations

The Company seeks to expand its global brand reach, create brand awareness and develop local presence through various franchise, licensing, and wholesale arrangements. The Company has franchise agreements under which it provides third-party partners the right to sell its product and operate stores in various geographic regions, including the Middle East, Central America, South America, and Asia. As of February 1, 2025, the Company’s franchisees operated 49 franchise stores across the Company’s brands. The Company also has license agreements under which it acts as a licensee, with various third parties providing the Company with the rights to sell apparel and accessories with licensed trademarks, such as collegiate and professional sports teams. The Company also acts as licensor under licensing agreements under which the Company provides licenses to third-party partners to manufacture and sell designated products, such as certain apparel, eyewear, and fragrances. As of February 1, 2025, the Company had 9 wholesale partnerships, primarily in EMEA.

SOURCING OF MERCHANDISE INVENTORY

The Company uses an agile inventory model to help manage inventory costs and production volumes to reflect customer demand trends. Specifically the Company’s inventory model is intended to help enable optimization of inventory levels, increase speed and response time to react to customer demand and preferences, and promote operational agility. The Company works with its network of third-party vendors to supply compelling, high-quality product assortments to its customers. These vendors are expected to operate in compliance with the laws of their respective countries and all other applicable laws, rules, and regulations and have committed to follow the standards set forth in the Company’s Vendor Code of Conduct, regarding human rights, labor rights, environmental responsibility, and workplace safety.

The Company sourced merchandise through approximately 150 vendors located in 16 countries, including the U.S., during Fiscal 2024. The Company’s largest vendor accounted for approximately 6% of merchandise sourced in Fiscal 2024, based on the cost of sourced merchandise. The Company believes its product sourcing is appropriately distributed among vendors.

Refer to Note 6, “INVENTORIES,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for a summary of inventory sourced based on vendor location and dollar cost of merchandise receipts during Fiscal 2024.

Abercrombie & Fitch Co.	6	2024 Form 10-K

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

The Company relies on both Company-owned and third-party distribution centers to manage the receipt, storage, sorting, packing and distribution of its merchandise. Additional information pertaining to certain of the Company’s distribution centers as of February 1, 2025 follows:

Location	Company-owned or third-party
New Albany, Ohio (primarily serves store and digital operations)	Company-owned
New Albany, Ohio (serves only digital operations)	Company-owned
Bergen op Zoom, Netherlands (primarily serves store and digital operations)	Third-party
Shanghai, China (primarily serves store and digital operations)	Third-party
Goodyear, Arizona (serves only digital operations)	Third-party

The Company primarily used six contract carriers to ship merchandise and related materials to its North American customers, and several contract carriers for its global customers outside of North America during Fiscal 2024.

CUSTOMER ENGAGEMENT

The Company engages with its customers through in-store and digital interactions, loyalty programs, social media platforms, mobile applications, online surveys and customer reviews, and continues to evolve in response to the feedback it receives through these channels. The Company’s customer relationship management strategies support the Company’s development of direct relationships with its customers and allow the Company to harness insights. Our brands have strong global followings on key social media platforms, and the Company also partners with brand representatives, influencers, celebrities, and athletes to market its products and communicate its brands’ identities. The Company aims to be at the forefront of customer engagement and continues to explore new methods to connect with its customers.

The Company also offers its loyalty programs, Abercrombie’s myAbercrombie® and Hollister’s Hollister House Rewards®. The Company believes that these programs are important enablers of its customer engagement strategy as the Company aims to seamlessly interact and connect with customers across all touchpoints through members-only offers, items, and experiences. Under these loyalty programs, customers accumulate points primarily based on purchase activity and earn rewards as points are converted at certain thresholds. These rewards can be redeemed for merchandise discounts either in-store or online. In addition to earning and redeeming awards, loyalty members may receive other benefits at specified spending threshold tiers, such as free shipping and extended return windows. The loyalty programs continue to provide timely customer insights and personalization opportunities, and the Company believes these programs generate repeat business and contribute to higher average transaction value.

COMPETITION

The Company operates in a rapidly evolving and highly competitive retail business environment. Competitors include individual and chain specialty apparel retailers; local, regional, national and global department stores; discount stores; and digitally-native brands and online-exclusive businesses. Additionally, the Company competes for consumers’ discretionary spending with businesses in other product and experiential categories such as technology, restaurants, travel and media content.

The Company competes primarily on the basis of differentiating its brands from those of its competition through product, providing high quality and newness; brand voice, amplifying and consolidating brand messaging; and experience, investing in immersive, participatory omnichannel shopping environments.

Operating in a highly competitive industry environment can cause the Company to engage in greater than expected promotional activity, which would result in pressure on average unit retail and profitability. Refer to “ITEM 1A. RISK FACTORS - Our failure to operate effectively in a highly competitive and constantly evolving industry could have a material adverse impact on our business” of this Annual Report on Form 10-K for further discussion of the potential impacts competition may have on the Company.

Abercrombie & Fitch Co.	7	2024 Form 10-K

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

INFORMATION TECHNOLOGY SYSTEMS

The Company’s owned and third-party-operated management information technology systems consist of a full range of retail, merchandising, human resource and financial systems. These systems include applications related to point-of-sale, digital operations, inventory management, supply chain, planning, sourcing, merchandising, payroll, scheduling and financial reporting. The Company continues to invest in technology to upgrade its core systems, including its merchandising ERP system and modernizing its key data platforms, to enhance reporting and analytics, create efficiencies and to support its digital operations, omnichannel capabilities, customer relationship management tools and loyalty programs.

WORKING CAPITAL

Refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K for a discussion of the Company’s cash requirements and sources of cash available for working capital needs and investment opportunities.

HUMAN CAPITAL MANAGEMENT

The Company strives to create a culture that drives strategic and key business priorities forward, while being welcoming and inclusive, encouraging associates to impact their global communities positively. The Company believes that the strength of its unique culture is a competitive advantage, and intends to continue building upon that culture to improve performance across its business.

Therefore, the Company believes that the attraction, retention, and management of qualified talent are integral to its success.  The Company has policies and practices in place that are focused on creating a culture and work environment free from abuse, harassment or discrimination of any kind. Highlights of our key human capital management programs and efforts include the following:

Abercrombie & Fitch Co.	8	2024 Form 10-K

•Living a corporate purpose of “Being here for you on the journey to being and becoming who you are.” The Company’s corporate purpose was developed after conducting listening sessions with its associates and its customers, and by weaving in key themes from each of the brand purposes.
•Offering competitive compensation and benefits to help the Company attract, motivate, and retain the key talent necessary to achieve outstanding business and financial results. The Company’s compensation offerings include cash-based and equity-based incentive awards in order to align the interests of associates and stockholders. In addition, the Company continues to provide hybrid and remote work arrangements for corporate home office associates where feasible, including “work from anywhere” days and weeks. We also support our associates and their families beyond our competitive compensation with comprehensive benefits offerings, providing eligible associates with paid parental leave in the United States and internationally based on local law, as well as adoption and fertility support benefits to all eligible associates globally.
•Improving associate engagement through open communication channels with a focus on associate experience. The Company regularly holds all-company meetings to communicate with its associates. The Company also collects feedback through various engagement surveys throughout the year to better understand the associate experience and drive improvements, with the most recent organization-wide survey conducted in October 2024.
•Fostering associate development by providing a wide variety of growth and development opportunities throughout associates’ careers.  This includes structured development programs, access to online skill development platforms, stretch assignments, internal career pathing, self-awareness exercises, and active coaching. The Company also uses leadership standards to help associates identify the core behaviors essential for their career growth, as well as personal growth, on their journey at the Company. Resources in support of these efforts include the Company’s internal job board, which empowers associates to apply for open roles and/or to seek advancement opportunities within the Company, as well as formalized talent reviews to discuss associate development opportunities.
•Creating a culture of belonging and working to ensure that all our associates feel respected and represented. We believe that when we do this, we are stronger across every aspect of our business. The Company follows core principles to embed a sense of community into our organization, including having a workforce that reflects the communities we serve, building a leadership team that is representative of our workforce, offering voluntary training and inviting all associates to participate in any of our various associate resource groups to promote inclusion and belonging, and driving fairness through our compensation and benefits offerings.
•Encouraging community involvement of its associates by promoting various charitable, philanthropic, and social awareness programs, which the Company believes fosters a collaborative and rewarding work environment. The Company provides support to global organizations in the form of cash donations, volunteerism and in-kind support. In partnership with its vendor partners, customers and associates, the Company is proud to support community partners serving youth, teens, and young adults with a focus on mental health and wellness, empowerment, and inclusion. The Company offers its associates a paid volunteer day each year for eligible volunteer work.
•Focusing on the health and safety of its associates by investing in various wellness programs that are designed to enhance the physical, financial, and mental well-being of its associates globally. The Company provides benefits-eligible associates and their families with access to free and confidential counseling through our Employee Assistance Program, as well as free access to a mediation and mindfulness app. The Company also provides regular programming on financial planning and mental health.

Associates

The Company employed approximately 39,200 associates globally as of February 1, 2025, of whom approximately 32,600 were part-time associates. As of February 1, 2025, the Company employed approximately 31,400 associates in the U.S., and employed approximately 7,800 associates outside of the U.S. The Company employs temporary, seasonal associates at times, particularly during Fall, when it experiences its greatest sales activity due to back-to-school and holiday sales periods.

The proportion of associates represented by works councils and unions is not significant and is generally limited to associates in the Company’s European stores.

Board Oversight

A&F’s Board of Directors (the “Board of Directors”) and its committees oversee human capital matters. The Compensation and Human Capital Committee of the Board of Directors oversees the Company’s overall compensation structure, policies and programs, as well as administration of the Company’s cash-based and equity-based performance award programs. Members of the Board of Directors also review succession plans for the Company’s executive officers and discuss with senior leadership the Company’s human capital management strategies, programs, policies and practices, including those relating to organizational structure and key reporting relationships, along with development of strategies and practices relating to recruitment, retention and development of the Company’s associates as needed. Additionally, the Environmental, Social and Governance Committee of the Board of Directors is responsible for the oversight of risks associated with our environmental and social strategies.

Abercrombie & Fitch Co.	9	2024 Form 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The Company’s executive officers serve at the pleasure of the Board of Directors. Set forth below is certain information regarding the executive officers of the Company as of March 31, 2025:

Fran Horowitz, Chief Executive Officer and Director

Age: 61

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

Other Leadership Roles:
•Member of the Board of Directors of Conagra Brands, Inc. (NYSE: CAG), one of North America’s leading branded food companies (July 2021 to present)
•Member of the Board of Directors of Chief Executives for Corporate Purpose (CECP), a CEO-led coalition that helps companies transform their social strategy by providing customized resources (October 2019 to present)

Scott D. Lipesky, Executive Vice President, Chief Operating Officer

Age: 50

Executive Roles:
•Executive Vice President, Chief Operating Officer of the Company (November 2024 to present)
•Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company (May 2023 to November 2024)
•Executive Vice President and Chief Financial Officer of the Company (April 2021 to May 2023); Senior Vice President and Chief Financial Officer of the Company (October 2017 to April 2021)
•Prior to rejoining the Company, formerly served as Chief Financial Officer of American Signature, Inc., a privately-held home furnishings company (October 2016 to October 2017)
•Formerly held various leadership roles and finance positions with the Company including: Chief Financial Officer, Hollister Brand (September 2014 to October 2016); Vice President, Merchandise Finance (March 2013 to September 2014); Vice President, Financial Planning and Analysis (November 2012 to March 2013); and Senior Director, Financial Planning and Analysis (November 2010 to November 2012)
•Former Corporate Finance Director with FTI Consulting Inc., a global financial services advisory firm
•Former Director of Corporate Business Development with The Goodyear Tire & Rubber Company
•Formerly held position as a Certified Public Accountant with PricewaterhouseCoopers LLP

Robert J. Ball, Senior Vice President, Chief Financial Officer

Age: 45

Executive Roles:
•Senior Vice President, Chief Financial Officer of the Company (November 2024 to present)
•Senior Vice President, Corporate Finance, Investor Relations, and Treasury of the Company (May 2023 to November 2024)
•Formerly held various finance and leadership positions with the Company including: Group Vice President, Corporate Finance and Transformation Management Office (August 2022 to May 2023); Vice President/Group Vice President, Corporate Finance (January 2018 to August 2022); and Chief Financial Officer, Abercrombie & Fitch and abercrombie kids Brand (September 2014 to January 2018)
•Formerly held roles of increasing responsibility in the Company’s finance department, including roles in financial reporting, financial planning and analysis, and real estate accounting (January 2003 to September 2014)

Samir Desai, Executive Vice President, Chief Digital and Technology Officer

Age: 44

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

Abercrombie & Fitch Co.	10	2024 Form 10-K

Gregory J. Henchel, Executive Vice President, General Counsel and Corporate Secretary

Age: 57

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

Age: 38

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

Refer to “ITEM 1A. RISK FACTORS” of this Annual Report on Form 10-K for a discussion of the potential impacts regulatory matters may have on the Company in the future, including those related to environmental matters. Compliance with government laws and regulations has not had a material effect on the Company’s capital expenditures, earnings or competitive position.

OTHER INFORMATION

A&F makes available free of charge on its website, corporate.abercrombie.com, under the “Investors – Financials & Filings - SEC Filings” section, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after A&F electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”). A&F also makes available free of charge in the same section of its website its definitive proxy materials filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after A&F electronically files such proxy materials with the SEC. The SEC maintains a website that contains electronic filings by A&F and other issuers at www.sec.gov.

A&F has included certain of its website addresses throughout this filing as textual references only. Information on the A&F websites shall not be deemed incorporated by reference into, and do not form any part of, this Annual Report on Form 10-K or any other report or document that A&F files with or furnishes to the SEC.

Abercrombie & Fitch Co.	11	2024 Form 10-K

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

Our success largely depends on our ability to anticipate and gauge the fashion preferences of our customers and provide merchandise that satisfies constantly shifting demands in a timely manner. Because we may enter into agreements for the manufacture and purchase of merchandise well in advance of the applicable selling season, we are vulnerable to changes in consumer preferences and demand, pricing shifts, and the sub-optimal selection and timing of merchandise purchases. We expect continuously changing fashion-related trends and consumer tastes to influence future demand for our products. Changes in consumer tastes, fashion trends and brand reputation can have an impact on our financial performance.

Moreover, there can be no assurance that we will continue to anticipate consumer demands and macroeconomic events or to be successful in accurately planning inventory in the future. Changing consumer preferences, spending patterns, and fashion trends, and our ability to anticipate, identify and swiftly respond to them, could adversely impact our sales. Inventory levels for certain merchandise styles no longer considered to be “on trend” may increase, leading to higher markdowns to sell through excess inventory and, therefore, lower than planned margins. Conversely, if we underestimate consumer demand for our merchandise, or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages that we cannot adequately mitigate through expedited inventory production and delivery, which may negatively impact customer relationships, diminish brand loyalty and result in lost sales.

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

The sale of apparel, personal care products and accessories for men, women and kids is a highly competitive business with numerous participants, including individual and chain specialty apparel retailers, local, regional, national and global department stores, discount stores, digitally-native brands, and online-exclusive businesses. Proliferation of the digital channel has encouraged the entry of many new competitors and an increase in competition from established companies. These increases in competition could reduce our ability to retain and grow sales, resulting in an adverse impact to our operating results and business.

We face a variety of challenges in the highly competitive and constantly evolving retail industry, including:
•Anticipating and responding to changing consumer shopping preferences more quickly than our competitors;
•Maintaining favorable brand recognition;
•Effectively marketing our products to consumers across varying demographic markets, including through social media platforms which have become increasingly important in order to stay connected to our customers, as our digital sales penetration has increased. Individual country laws and regulations governing the use and availability of these social media platforms continue to evolve, and if we are unable to effectively use social media platforms as marketing tools our ability to retain or acquire customers and our financial condition may suffer;
•Effectively establishing and maintaining relationships with key brand representatives, influencers, athletes, and other celebrities as part of our marketing strategy to promote our brands and products;
•Retaining customers, including our loyalty club members, and the resulting increased marketing costs to acquire new customers;
•Developing innovative, high-quality merchandise in styles that appeal to consumers and in ways that favorably distinguish us from our competitors;
•Operating in a highly promotional retail environment;

Abercrombie & Fitch Co.	12	2024 Form 10-K

•Engaging in promotional activity and appropriately pricing our products without diminishing the aspirational nature of our brands and brand equity; and
•Identifying and assessing disruptive innovation, by existing or new competitors, that could alter the competitive landscape by: improving the customer experience and heightening customer expectations; transforming supply chain and corporate operations through changes to digital technologies and innovations, including the use of artificial intelligence (“AI”) and machine learning; and enhancing management decision-making through use of data analytics to develop new, consumer insights.

In light of the competitive challenges we face, we may not be able to compete successfully in the future.

Changes in global economic and financial conditions, including the impact on consumer confidence and spending, could have a material adverse impact on our business.

Uncertainty as to, and the state of, the global economy and global financial condition could have an adverse effect on our operating results and business. Our business is subject to factors that are impacted by worldwide economic conditions, including heightened inflation levels (which has occurred), unemployment levels, consumer credit availability, consumer debt levels, reductions in consumer net worth based on declines in the financial, residential real estate and mortgage markets, bank failures, sales and personal income tax rates, fuel and energy prices, global food supplies, rising or uncertain interest rates, new increased tariffs, trade disputes, consumer confidence in future economic and political conditions, consumer perceptions of personal well-being and security, the value of the U.S. dollar versus foreign currencies, geopolitical conflicts, and other macroeconomic factors. Changes in global economic and financial conditions could impact our ability to fund growth and our ability to access external financing in the credit and capital markets.

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

In the past, the impact of war, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience and the associated heightened security measures taken in response to these events have disrupted commerce. Further events of this nature, domestic or abroad, including international and domestic unrest, may disrupt commerce and undermine consumer confidence and consumer spending by causing a decline in traffic, store closures and a decrease in digital demand adversely affecting our operating results.

Furthermore, the existence or threat of any other unforeseen interruption of commerce, including as a result of geopolitical or armed conflict and the possible interference with international trade, supplier deliveries, freight costs, or tariffs, could negatively impact our business by interfering with the availability of raw materials or our ability to obtain merchandise from foreign manufacturers. With a substantial portion of our merchandise being imported from foreign countries, failure to obtain merchandise from our foreign manufacturers or substitute other manufacturers, at similar costs and in a timely manner, could adversely affect our operating results and financial condition.

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

Abercrombie & Fitch Co.	13	2024 Form 10-K

Fluctuations in foreign currency exchange rates could adversely impact consumer spending, delay or prevent successful penetration into new markets or adversely affect the profitability of our global operations. Certain events could cause uncertainty with respect to trade policies, tariffs and government regulations and actions affecting trade between the U.S. and other countries, have increased global economic and political uncertainty in recent years and could result in volatility of foreign currency exchange rates as these events develop.

Our ability to attract customers to our stores depends, in part, on the success of the shopping malls or area attractions that our stores are located in or around.

Our stores are primarily located in shopping malls and other shopping centers. Our sales at these stores are partially dependent upon the volume of traffic in those shopping centers and the surrounding area which, for some centers, has been in decline. Our stores may benefit from the ability of a shopping center’s other tenants and area attractions to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping center. We cannot control the loss of a significant tenant in a shopping mall or area attraction, the development of new shopping malls in the U.S. or around the world, the availability or cost of appropriate locations, the success of individual shopping malls, or the increasing impact of digital channels on shopping mall traffic and there is competition with other retailers for prominent locations.

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

Our retail stores, corporate offices, distribution centers, infrastructure projects and digital operations, as well as the operations of our vendors and manufacturers, are vulnerable to disruption from natural disasters, such as hurricanes, tornadoes, floods, earthquakes, extreme cold events, unseasonably warm weather, and other adverse weather events; negative climate patterns, such as those in domestic and global water-stressed regions; public health crises, such as pandemics and epidemics; political crises, such as terrorists attacks, war, geopolitical uncertainty, labor, unrest, and other political instability (including, without limitation, the ongoing conflict between Russia and Ukraine and the conflict in the Middle East); significant power interruptions or outages; and other unexpected, catastrophic events. These events could disrupt the operations of our corporate offices, global stores and supply chain and those of our third-party partners, including our vendors and manufacturers. In addition to immediate impacts on global operations, these events could result in a reduction in the availability and quality, and as a result pricing volatility of, raw materials used to manufacture our merchandise, delays in merchandise fulfillment and deliveries, loss of customers and revenues due to store closures and inability to respond to customer demand, increased costs to meet consumer demand (which we may not be able to pass on to customers), reduced consumer confidence or changes in consumers’ discretionary spending habits.

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

Abercrombie & Fitch Co.	14	2024 Form 10-K

STRATEGIC RISKS.

Changes to our long-term business strategy or a failure to successfully execute on our long-term strategic plans could adversely impact our financial condition and reputation.

While we have successfully executed certain goals in our Always Forward Plan, our continued ability to effectively execute on and maintain the results of our Always Forward Plan is subject to various risks and uncertainties as described herein. In addition, we may modify or adjust future long-term strategies to meet changes in our business environment.

While we believe that our successful execution and ability to attain certain established goals and targets of our Always Forward Plan led to long-term revenue growth and profitability, there is no assurance regarding the extent to which we will realize the anticipated objectives or sustain the financial objectives, if at all, or regarding the timing of such anticipated benefits. Our failure to realize the anticipated objectives or sustain the financial objectives established in our long-term strategic plans, which may be due to our inability to execute established long-term target or goals, changes in consumer demand, competition, macroeconomic conditions (including inflation or tariffs), retention of key talent, and other risks described herein, could have a material adverse effect on our business.

If the continued execution and maintenance of our long-term business strategy is not successful, or we do not realize the full objectives to the extent or in the timeline that we anticipate, our financial condition and reputation could be adversely affected.

Our failure to attract, retain, and effectively manage strategic partnerships with third parties could have a material adverse impact on our business.

In order to compete in this highly competitive and constantly evolving industry, at times, we may enter into new strategic partnerships with third parties to expand our global brand reach, or we may launch new concepts or brands to expand our portfolio. Such strategic partnerships may include wholesale, franchise, or licensing arrangements in which we license our brands and intellectual property for use on products produced, marketed and/or sold by third parties, and licensing arrangements in which we license intellectual property from third parties. Such arrangements are subject to additional risks, including our ability to comply with obligations under license agreements that we have with third-party licensors, the abrupt termination of such arrangements, or actions taken by third-party wholesale, franchise, or licensee partners that may materially diminish the value of our intellectual property or our brands’ reputations.

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

Our failure to evaluate and manage our global store network could have a material adverse impact on our business.

With the evolution of digital and omnichannel capabilities, customer expectations have shifted and there has been greater pressure for a seamless omnichannel experience across all channels. Through our multi-year global store network optimization initiative, we have taken actions to optimize our store productivity by remodeling, right-sizing or relocating stores to smaller square footage locations, and closing legacy stores. Modernizing and growing our store fleet is an important part of our business strategy and failure to evaluate and manage our global store network could have an adverse impact on our results of operations.
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

Abercrombie & Fitch Co.	15	2024 Form 10-K

Our failure to realize the anticipated benefits of our recent transition to a regional-based organizational model could have a negative impact on our business.

During the second quarter of Fiscal 2023, to drive ongoing brand growth and leverage the knowledge and experience of its regional teams, the Company reorganized its structure and now primarily manages its business on a geographic basis, consisting of three reportable segments: Americas; Europe; the Middle East and Africa (EMEA) and Asia-Pacific (APAC). As a result of our regional-based organizational model, we have decentralized execution of our commercial strategy in each international region from our global home office to our regional headquarters located in Shanghai, China and London, United Kingdom. Failure to realize the anticipated benefits of our recent transition to a regional-based organizational model could have a negative impact on our business. In addition, realization of the anticipated benefits of this new regional-based organizational model is dependent on the effectiveness of this new operating structure.

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
•political, civil and social unrest, such as the conflict between Russia and Ukraine or conflict in the Middle East;
•government regulations affecting trade between the U.S. and other countries, including tariffs and customs laws;
•tax rate volatility and our ability to realize tax benefits resulting from non-U.S. operations;
•managing foreign currency exchange rate risks effectively;
•substantial investments of time and resources in our global operations may not result in achievement of acceptable levels of returns; for example, we have experienced year-over-year declines in revenues from our global operations; and
•continued and sustained declines in our global revenues could lead to store closures, restructuring costs, and impairment losses, all of which could adversely impact our business, profitability, and results of operations.

We are subject to domestic laws related to global operations, including the Foreign Corrupt Practices Act, in addition to the laws of the foreign countries in which we operate. If any of our overseas operations, or our associates or agents, violate such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.

Our failure to appropriately address environmental, social, and governance (ESG) topics could have a material adverse impact on our reputation and, as a result, our business.

There is increased focus from certain government regulators, investors, customers, associates, business partners and other stakeholders concerning ESG matters.

The expectations related to ESG matters continue to rapidly evolve and diverge. The focus by investors and other stakeholders on the ESG practices of publicly traded companies, like us, has included or may in the future include expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, and could expand the nature, scope, and complexity of matters that we are required to control, assess and report. Furthermore, if we announce certain initiatives and goals related to ESG matters we could fail, or be perceived to fail, to accurately set, meet or report our progress on such initiatives and goals and/or we could fail, or be perceived to fail, to act responsibly in our ESG efforts. In addition, we could be criticized for the speed of adoption of such initiatives and goals, or the scope of such initiatives or goals. As a result, we could suffer negative publicity and our reputation could be adversely impacted, which in turn could have a negative impact on investor perception and our products' acceptance by consumers. In addition, in recent years there has been a rise in the prevalence of the anti-ESG movement, and we could be criticized for the scope or nature of our ESG initiatives and goals or for any revisions to our goals. We may not be able to meet the diverging expectations and perspectives on these topics, and we could be subjected to negative responses by consumers (such as boycotts or negative publicity campaigns) that could adversely affect our reputation, results of operations, financial condition and cash flows. This may also impact our ability to attract and retain talent to compete in the marketplace

Abercrombie & Fitch Co.	16	2024 Form 10-K

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
•Misconduct or illegal activities by our current and former associates, directors, advisors, third-party business partners, or others affiliated, or perceived to be affiliated, with the Company;
•Third-party vendors fail to comply with our Vendor Code of Conduct or any third parties with which we have a business relationship fail to represent our brands in a manner consistent with our brand image;
•Unfavorable media publicity, influencer reviews on social media, or negative consumer perception of our products, operations, brand or experience; and
•Our position or perceived lack of position on ESG topics, public policy or other similar issues and any perceived lack of transparency about those matters.

In addition, in recent years there has been an increase in media platforms, particularly, social media and our use of social media platforms is an important element of our omnichannel marketing efforts. For example, we maintain various social media accounts for our brands, including Instagram, TikTok, Facebook, X (f/k/a Twitter), SnapChat, and Pinterest accounts. Negative publicity or actions taken by individuals that we partner with, such as brand representatives, influencers or our associates, that fail to represent our brands in a manner consistent with our brand image or act in a way that harms their reputation, whether through our social media accounts or their own, could harm our brand reputation and materially impact our business. Social media also allows for anyone to provide public feedback, which could influence perceptions of our brands and reduce demand for our merchandise.

Damage to our reputation and loss of consumer confidence for these or any other reasons could lead to adverse consumer actions, including boycotts, have negative impacts on investor perception and could impact our ability to attract and retain the talent necessary to compete in the marketplace or to attract or retain business partners for third-party relationships such as licensing or franchise arrangements, all of which could have a material adverse impact on our business, as well as require additional resources to rebuild our reputation.

Failure to continue to successfully manage the complexities of our omnichannel operations and of our customers’ omnichannel shopping experience, or failure to continue to successfully invest in customer, digital and omnichannel initiatives could have a material adverse impact on our business.

As omnichannel retailing continues to evolve, our customers increasingly interact with our brands through a variety of digital and physical spaces, and expect seamless integration across all touchpoints. As our success depends on our ability to effectively manage the complexities of our omnichannel operations and of our customers’ omnichannel shopping experience, including our ability to respond to shifting consumer traffic patterns, receive and fulfill orders, and engage our customers, we have made significant investments and operational changes to develop our digital and omnichannel capabilities globally. Such investments and operational changes include the development of localized fulfillment, shipping and customer service operations, investments in digital media to attract new customers, and the rollout of omnichannel capabilities listed in “ITEM 1. BUSINESS” of this Annual Report on Form 10-K.

Abercrombie & Fitch Co.	17	2024 Form 10-K

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

We rely heavily on our own information technology systems and on third-party information technology systems in both our customer-facing and corporate operations to: operate our websites and mobile apps; record and process transactions; respond to customer inquiries; manage inventory; purchase, sell and ship merchandise on a timely basis; maintain cost-efficient operations; create a customer relationship management database through our loyalty programs; and complete other customer-facing and business objectives. Given the significant number of transactions that are completed annually, it is vital to maintain constant operation of our computer hardware, telecommunication systems and software systems, and maintain data security. Despite efforts to prevent such an occurrence, our information technology systems may be vulnerable, from time to time, to damage or interruption from computer viruses, power interruptions or outages or other system failures, third-party intrusions, inadvertent or intentional breaches by our associates, third-party service providers or business partners, or threat actors, and other technical malfunctions. Further, the sophistication, availability and use of AI by threat actors present an increased level of risk. If our systems are damaged, fail to function properly, or are outdated in comparison to those of our competition, we may have to make monetary investments to repairs or replace the systems and we could endure delays in our operations. We have made and expect to continue to make significant monetary investments and devote significant attention to modernizing our core systems, and the effectiveness of these investments can be less predictable than others and may fail to provide the expected benefits. Additionally, we rely on services provided by third-party vendors and platforms for certain information technology processes, including point-of-sale, digital operations, inventory management, supply chain, planning, sourcing, merchandising, payroll, scheduling, financial reporting, and managing third-party relationships, including our brand representatives and influencer network, and our wholesale, franchise licensing, or marketplace partners. This reliance on third parties makes our operations vulnerable to a failure by any one of these parties to perform adequately or maintain effective internal controls.

We regularly evaluate our information technology systems and requirements to ensure appropriate functionality and use in response to business demands. For example, in 2022, we began the multi-year process of upgrading our ERP system. We are continuing to execute this plan in Fiscal 2025 and currently anticipate implementation in Fiscal 2026. We are aware of the inherent risks associated with replacing and modifying these systems, including system disruptions, inaccurate system information, and user acceptance and understanding. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade or replace our systems could impact our ability to effectively manage and maintain our inventory, to ship products to customers on a timely basis, and may cause information to be lost or delayed, including data related to customer orders. Such a loss or delay, especially if the disruption or slowdown occurred during our peak selling seasons, could have a material adverse effect on our results of operations. In addition, the upgrading of our ERP system requires significant financial and operational investments, and such investments may not provide the anticipated benefits or desired rates of returns.

We may be exposed to risks and costs associated with cyber-attacks, data protection, credit card fraud and identity theft that could have a material adverse impact on our business.

In the standard course of business, we receive and maintain confidential information about customers, associates and other third parties. In addition, third parties also receive and maintain certain confidential information. The protection of this information is critical to our business and subjects us to numerous laws, rules and regulations domestically and in foreign jurisdictions. The retail industry in particular has been the target of many cyber-attacks and it is possible that an individual or group could defeat our security measures, or those of a third-party service provider or business partner, and access confidential information about our business, customers and associates. Further, like other companies in the retail industry, during the ordinary course of business, we and our vendors have in the past experienced, and we expect to continue to experience, cyber-attacks of varying degrees and types, including phishing, and other attempts to breach, or gain unauthorized access to, our systems. To date, cyber-attacks have not had a material impact on our operations, but we cannot provide assurance that cyber-attacks will not have a material impact in the future.

Abercrombie & Fitch Co.	18	2024 Form 10-K

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

If we, or a third-party who has access to our info, were to fall victim to a successful cyber-attack or suffer intentional or unintentional data and security breaches by associates or third-parties, it could have a material adverse impact on our business, especially an event that compromises customer data or results in the unauthorized release of confidential business or customer information. In addition, if we are unable to avert a denial of service attack that renders our website inoperable, it could result in negative consequences, such as lost sales and customer dissatisfaction. Additional negative consequences that could result from these and similar events may include, but are not limited to:
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

Changes in the cost, availability and quality of the fabrics or other raw materials used to manufacture our merchandise could have a material adverse effect on our cost of sales, or our ability to meet customer demand. The prices for such fabrics depend largely on the market prices for the raw materials used to produce them, particularly cotton. The price and availability of such raw materials may fluctuate significantly, depending on many factors, including crop yields, weather patterns and other unforeseen events. For example, significant inflationary pressures have and may continue to impact the cost of labor, cotton and other raw materials. Increased global uncertainty has also impacted and may in the future impact the cost, availability and quality of the fabrics or other raw materials used to manufacture our merchandise, and compliance with sanctions, customs trade orders and sourcing laws could impact the price of cotton in the marketplace and the global supply chain.

Abercrombie & Fitch Co.	19	2024 Form 10-K

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

Changes in tax or tariff policy regarding merchandise produced in, and raw materials sourced from, certain countries could adversely affect our business.

A predominant portion of the merchandise we sell is originally manufactured in countries other than the United States. Refer to Note 6, “INVENTORIES,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for a summary of inventory sourced based on vendor location during Fiscal 2024. Additionally, many of the raw materials used to manufacture our apparel is sourced internationally. International trade disputes that result in tariffs and other protectionist measures could adversely affect our business, including disruption and cost increases in our established patterns for sourcing raw materials and our merchandise and increased uncertainties in planning our sourcing strategies and forecasting our margins. For example, the United States has imposed significant new tariffs on China related to the importation of certain product categories. It is also possible that additional tariffs may be imposed on imports from other countries, including the foreign countries where our apparel is predominantly manufactured. The imposition of any such tariffs would likely increase the cost of our merchandise and negatively impact our operating results. Although such changes would have implications across the entire industry, we may fail to effectively adapt to and manage the adjustments in strategy that would be necessary in response to those changes. We are working with our current suppliers to mitigate our exposure to current or potential tariffs and seeking opportunities to engage other suppliers, but there can be no assurance that we will be able to offset any increased costs or secure other suppliers.

In addition, other countries may change their business and trade policies in anticipation of or in response to the U.S.’s increased import tariffs and other changes in U.S. trade policy and regulations already enacted or that may be enacted in the future.

In addition to the general uncertainty and overall risk from potential changes in trade laws and policies, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies and manage the adjustments that are necessary in response to those changes. These risks could adversely affect our revenues, reduce our profitability, and negatively impact our business.

We depend upon independent third parties for the manufacture and delivery of our merchandise, and a disruption of the manufacture or delivery of our merchandise could have a material adverse impact on our business.

We depend on third parties for the manufacture and delivery of our merchandise. As a result, the continued success of our operations is tied to our timely receipt of quality merchandise from third-party manufacturers. We source the majority of our merchandise outside of the U.S. through arrangements with approximately 150 vendors, primarily located in southeast Asia. Political, social or economic instability in the regions in which our manufacturers are located could cause disruptions in trade, including exports to the U.S. and EMEA. In addition, the inability of vendors to access liquidity, or the insolvency of vendors, could lead to their failure to deliver merchandise to us. A manufacturer’s inability to ship orders in a timely manner or meet our quality standards could cause delays in responding to consumer demand and negatively affect consumer confidence or negatively impact our competitive position, any of which could have a material adverse effect on our financial condition and results of operations.

For example, the attacks on cargo vessels in the Red Sea have resulted in delayed deliveries and increased freight costs, and a prolonged or escalating armed conflict may result in additional costs, including any impact from using air freight instead of ocean freight to mitigate inventory delays. It is possible that the adverse impact of these and future attacks, including additional costs associated with mitigation efforts, could materially adversely affect our business and results of operation.

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

Abercrombie & Fitch Co.	20	2024 Form 10-K

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

Our distribution center operations are susceptible to local and regional factors, such as system failures, accidents, labor disputes, economic and weather conditions, natural disasters, significant power interruptions or outages, demographic and population changes, and other unforeseen events and circumstances. We rely on both company-operated and third-party distribution centers to manage the receipt, storage, sorting, packing and distribution of our merchandise. If our distribution centers are not adequate to support our operations, including as a result of capacity constraints in response to an increase in digital sales or performance issues related to third-party management, the increased rate of merchandise returns, we could experience adverse impacts such as shipping delays and or customer dissatisfaction. In addition, if our distribution operations were disrupted due to, for example, labor shortages, natural disasters or power interruptions or outages, and we were unable to relocate operations or find other property adequate for conducting business, our ability to replace inventory in our stores and process digital and third-party orders could be interrupted, potentially resulting in adverse impacts to sales or increased costs. Refer to “ITEM 1. BUSINESS” of this Annual Report on Form 10-K, for a listing of certain distribution centers on which we rely.

We rely on the experience and skills of our executive officers and associates, and the failure to attract or retain this talent, effectively manage succession, and establish a workforce that can best serve the communities in which we operate could have a material adverse impact on our business.

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

In addition, if we are unable to attract and retain talent at the associate level, our business could be adversely impacted. Competition for such qualified talent is intense, and we cannot be sure that we will be able to attract, retain and develop a sufficient number of qualified individuals in future periods. In addition, we cannot guarantee that we will be able to find adequate temporary or seasonal personnel to staff our operations when needed. For example, as automation, AI and similar technological advancements continue to evolve, we may need to compete for talent that is familiar with these advancements in technologies in order to compete effectively with our industry peers. If we are not successful in these efforts, our business may be adversely affected.

If we are not successful in these efforts or fail to successfully execute against the key human capital management initiatives discussed in “ITEM 1. BUSINESS” of this Annual Report on Form 10-K, our business could be adversely impacted.

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

Abercrombie & Fitch Co.	21	2024 Form 10-K

LEGAL, TAX, REGULATORY AND COMPLIANCE RISKS.

Misconduct or illegal activities by our current and former associates, directors, advisers, third-party service providers or business partners, or others affiliated, or perceived to be affiliated, with the Company could subject to us to reputational harm, regulatory scrutiny or inquiries, or legal liability.

There is a risk that current or former associates, executives, directors, advisers, third party-service providers or business partners of the Company, or others who are actually or perceived to be affiliated with us, could engage, deliberately or recklessly, in misconduct or fraud that creates legal exposure for us and adversely affects our business. If such individuals were to engage, or be accused of engaging in, illegal or suspicious activities, sexual misconduct or harassment, racial or gender discrimination, improper use or disclosure of confidential information, fraud, payment or solicitation of bribes, or any other type of similar misconduct or violation of other laws and regulations, during their employment or service with us, we could suffer serious harm to our brand, reputation, be subject to penalties or sanctions, suffer serious harm to our financial position and current and future business relationships, and face potentially significant litigation or investigations.

In particular, Michael Jeffries, who served as chief executive officer of the Company from 1992 to 2014, has been accused of sexual abuse and exploitation, which accusations include claims relating to behavior that is alleged to have occurred during his prior tenure with us. Criminal charges have been filed against Mr. Jeffries, and there are multiple pending civil actions against Mr. Jeffries and the Company that relate to this alleged behavior. Although we believe the claims against us are without merit, the allegations against this former executive, as well as the claims brought against us, have resulted in negative media attention and may result in additional litigation or may result in other adverse consequences to our reputation, brand, and business. In addition, in March 2024 and March 2025, the Delaware Court of Chancery ruled that Mr. Jeffries was entitled to advancement by the Company of his defense costs for the civil litigation and for his defense costs for the criminal prosecution against him, respectively.

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

The Organization for Economic Co-operation and Development (“OECD”), along with members of its inclusive framework, have, through the Base Erosion and Profit Shifting project, proposed changes to numerous long-standing tax principles (“Pillar Two Rules”). Although the U.S. effectively withdrew from the OECD global tax agreement in January 2025, other countries where the Company does business, including the U.K. and Germany, have enacted legislation implementing Pillar Two Rules, which are effective from January 1, 2024. The implementation of the Pillar Two Rules in each jurisdiction in which the Company operates did not have a material impact on its effective tax rate for Fiscal 2024, and the Company does not project a material impact on the effective tax rate for Fiscal 2025.

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

We, along with third parties we do business with, are involved, from time to time, in litigation arising in the ordinary course of business. Litigation matters may include, but are not limited to, contract disputes, employment-related actions, alleged misconduct by current or former associates, labor relations, commercial litigation, intellectual property rights, privacy litigation, product safety, environmental matters and shareholder actions.

Abercrombie & Fitch Co.	22	2024 Form 10-K

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

Stockholder activism, which could take many forms or arise in a variety of situations, remains popular with many public investors. Due to the volatility of our stock price and for a variety of other reasons, we may become the target of securities litigation or stockholder activism. Responding to stockholder activists’ campaigns may involve significant expense and diversion of management’s attention and resources without yielding any improvement in our results of operations or financial condition.

Failure to adequately protect and enforce our intellectual property, or failure to adequately ensure that we are not infringing the intellectual property rights of others, could have a negative impact on our brand image and limit our ability to penetrate new markets which could have a material adverse impact on our business.

We believe our core trademarks, Abercrombie & Fitch®, abercrombie®, Hollister®, Gilly Hicks®, and the “Moose” and “Seagull” logos, are essential to the effective implementation of our strategy. We have obtained or applied for federal registration of these trademarks with the U.S. Patent and Trademark Office and the registries of countries in key markets within the Company’s owned and operated sales and distribution channels, and those in which the Company’s franchise, wholesale, and licensing partners have sales and distribution rights. In addition, these trademarks are either registered, or the Company has applications for registration pending, with the registries of many of the foreign countries in which the manufacturers of the Company’s products are located. There can be no assurance that we will obtain registrations that have been applied for or that the registrations we obtain will prevent the imitation of our products or infringement of our intellectual property rights by others. Although brand security initiatives are in place, we cannot guarantee that our efforts against the infringement or counterfeiting of our brands will be successful. If a third party copies our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected.

Because we have not yet registered all of our trademarks in all categories, or in all foreign countries in which we source or offer our merchandise now, or may in the future, our global expansion and our merchandising of products using these marks could be limited. The pending applications for international registration of various trademarks could be challenged or rejected in those countries because third parties of whom we are not currently aware have already registered similar marks in those countries. Accordingly, it may be possible, in those foreign countries where the status of various applications is pending or unclear, for a third-party owner of the national trademark registration for a similar mark to prohibit the manufacture, sale or exportation of branded goods in or from that country. Failure to register our trademarks or purchase or license the right to use our trademarks or logos in these jurisdictions could limit our ability to obtain supplies from, or manufacture in, less costly markets or penetrate new markets should our business plan include selling our merchandise or granting rights to our franchise, wholesale, and licensing partners in those non-U.S. jurisdictions.

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

Abercrombie & Fitch Co.	23	2024 Form 10-K

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

The agreements related to A&F Management’s senior secured asset-based revolving credit facility includes restrictive covenants that limit our flexibility in operating our business and our inability to obtain additional credit on reasonable terms in the future could have an adverse impact on our business.

The Amended and Restated Credit Agreement (as amended, the “ABL Credit Agreement”) of Abercrombie & Fitch Management Co. (“A&F Management”), a wholly-owned indirect subsidiary of A&F, provides for a senior secured asset-based revolving credit facility of up to $500 million (the “ABL Facility”), which matures on August 2, 2029. The agreements related to the ABL Facility contain restrictive covenants that, subject to specified exemptions, restrict, among other things, the ability of the Company and its subsidiaries to: incur, assume or guarantee additional indebtedness; grant or incur liens; sell or otherwise dispose of assets, including capital stock of subsidiaries; make investments in certain subsidiaries; pay dividends or make distributions on our capital stock; redeem or repurchase capital stock; change the nature of our business; and consolidate or merge with or into, or sell substantially all of the assets of the Company or A&F Management to another entity.

If an event of default under either related agreement occurs, any outstanding obligations under the ABL Facility could be declared immediately due and payable or the lenders or noteholders could foreclose on or exercise other remedies with respect to the assets securing the indebtedness under the ABL Facility. In addition, there is no assurance that we would have the cash resources available to repay such accelerated obligations. Moreover, the ABL Facility is secured by certain of our real property, inventory, intellectual property, general intangibles and receivables, among other things, and lenders may exercise remedies against the collateral in an event of default.

We may, from time to time, incur indebtedness. There can be no assurance that we would be able to obtain sufficient funds to enable us to repay or refinance any future obligations on commercially reasonable terms, or at all. Changes in market conditions could potentially impact the size and terms of a replacement facility or facilities in the future. The inability to obtain credit on commercially reasonable terms in the future could adversely impact our liquidity and results of operations as well as limit our ability to take advantage of business opportunities that may arise.

Our amended and restated bylaws provide that certain courts in the State of Delaware or the federal district courts of the United States will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery located within the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or shareholder to us or our shareholders, any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, our certificate of incorporation or our bylaws (as either may be amended or restated) or as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware, or any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware. However, if the Court of Chancery within the State of Delaware lacks jurisdiction over such action, the action may be brought in the United States District Court for the District of Delaware. Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). The exclusive forum provisions will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provisions will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. There is, however, uncertainty as to whether a court would enforce the exclusive forum provisions, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Abercrombie & Fitch Co.	24	2024 Form 10-K

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company has established an information security program and related processes for assessing, identifying, and managing material risks from cybersecurity threats to the Company, including governance at the executive and Board level of the Company’s cyber risk management strategy and the controls designed to protect its operations. The Company’s information security program is managed at the executive level, with regular reporting to, and oversight by, the Board as described below. The Company’s program includes multi-layered governance by management, the Audit and Finance Committee of the Board and the Board, as described in greater detail below.

The Company’s policies and procedures identify how cybersecurity measures and controls are developed, implemented, and regularly reviewed and updated. The Company implements and maintains a set of controls to manage information risk, establishes guidelines for the use of information technology, and defines standards for identifying and mitigating information risks. The controls are developed based on risk assessments and a review of controls from multiple security frameworks, such as the Center for Internet Security’s Critical Security Control and the Payment Card Industry Data Security Standard. The Company, internally and through third parties, conducts multiple information risk assessments each year. Risks identified in such assessments are considered and evaluated for inclusion in the Company’s information risk portfolio and are then prioritized and addressed where appropriate to update the Company’s information security programs. Assessments, along with risk-based analysis and judgment, are used by the Company to determine how it should manage these risks.

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

The Company leverages third-party security firms in different capacities to implement or operate various aspects of the Company’s information assets and information security program, including to conduct risk assessments and penetration testing. The Company uses a variety of processes to address cybersecurity threats associated with third parties, including our use of third-party technology and services, such as conducting risk assessments and reviewing contractual requirements where the Company has determined it to be appropriate.

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

Board Governance and Management

Cybersecurity risk is managed as an enterprise risk in the Company’s enterprise risk management process. Responsibility for risk oversight and management generally lies with the Company’s Board. To manage oversight of our cybersecurity risk management practices, since 2019 the Board has delegated such responsibility to the Company’s Audit and Finance Committee. The Company’s Chief Information Security Officer (“CISO”) and the Information Security team provide reports to either the Audit and Finance Committee or the Board on a quarterly basis on various matters, such as current and emerging cybersecurity risks to the Company, risks and incidents that were escalated to management during the prior quarter (including those that did not require immediate escalation to the Audit and Finance Committee and/or full Board), internal and external assessments of the Company’s information security program, and a roadmap of projects and major initiatives to manage its information security posture.

Abercrombie & Fitch Co.	25	2024 Form 10-K

At the executive and management level, the CISO has primary responsibility for the architecture, implementation, and management of the Company’s information security program. The CISO has approximately two decades of experience in technology risk management, including over a decade with the Company, and has passed examinations and received certifications as a SANS Global Information Security Leader and a Certified Information Systems Auditor. The CISO reports directly to the Company’s Chief Digital and Technology Officer. The Company’s Information Security team, under the direction of the CISO, implements and provides governance and functional oversight for cybersecurity controls and services. Information Security processes include escalation of certain risks and incidents, including those that originate or occur at third parties, to the CISO and the executive team as appropriate based on the severity or potential severity. In addition, regular updates from the Information Security team, in conjunction with real-time escalation on an as-needed basis, are also used to assess the risk landscape and adjust the Company’s strategy and roadmap to address such risk.

Although the risks from cybersecurity threats have not materially affected our business strategy, results of operations, or financial condition to date, they may in the future and we continue to closely monitor cyber risk. See “ITEM 1A. RISK FACTORS” for additional information regarding the Company’s cybersecurity risks and which should be read in conjunction with this Item 1C.

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

As of February 1, 2025, the Company operated 789 retail stores across its brands. The Company does not believe that any individual store lease is material; however, certain geographic areas may have a higher concentration of store locations.

Item 3. Legal Proceedings

The Company and its affiliates are parties to lawsuits and other adversary proceedings that may range from individual actions involving a single plaintiff to class action lawsuits. The Company’s legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes estimated liabilities for the outcome of litigation where losses are deemed probable and the amount of loss, or range of loss, is reasonably estimable. The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible, and it is able to determine such estimates. For information regarding legal proceedings, see Note 18 “CONTINGENCIES” to the Consolidated Financial Statements included in this Annual report on Form 10-K. The Company’s accrued charges for certain legal contingencies are classified within accrued expenses on the Consolidated Balance Sheets included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” of this Annual Report on Form 10-K. Based on currently available information, the Company cannot estimate a range of reasonably possible losses in excess of the accrued charges for legal contingencies. In addition, the Company has not established accruals for certain claims and legal proceedings pending against the Company where it is not possible to reasonably estimate the outcome or potential liability, and the Company cannot estimate a range of reasonably possible losses for these legal matters. Actual liabilities may differ from the amounts recorded, due to uncertainties regarding final settlement agreement negotiations and the terms of any approval by the courts, and there can be no assurance that the final resolution of legal matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts.

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

Item 4. Mine Safety Disclosures

Not applicable.

Abercrombie & Fitch Co.	26	2024 Form 10-K

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

A&F’s Class A Common Stock, $0.01 par value (“Common Stock”) is traded on the New York Stock Exchange under the symbol “ANF.” As of March 31, 2025, there were approximately 2,200 stockholders of record. However, when including investors holding shares of Common Stock in broker accounts under street name, A&F estimates that there were approximately 215,300 stockholders.

Performance Graph

The following graph shows the changes, over the five-year period ended February 1, 2025 (the last day of A&F’s Fiscal 2024) in the value of $100 invested in (i) shares of Common Stock; (ii) Standard & Poor’s 500 Stock Index (the “S&P 500”); and (iii) Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail”), including reinvestment of dividends. The plotted points represent the closing price on the last trading day of the fiscal year indicated.

PERFORMANCE GRAPH (1)
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among A&F, the S&P 500 Index and the S&P Apparel Retail Index

800
750
700
650
600
550
500
450
400
350
300
250
200
150
100
50
0
02/01/20
01/30/21
01/29/22
01/28/23
02/03/24
02/01/25
Abercrombie & Fitch Co.
S&P 500
S&P Apparel Retail

	02/01/20	01/30/21	01/29/22	01/28/23	02/03/24	02/01/25
A&F	$100.00	$143.43	$226.87	$169.79	$680.60	$742.21
S&P 500	100.00	117.23	141.84	132.41	163.95	202.41
S&P Apparel Retail	100.00	109.13	120.83	144.39	174.93	214.25

*    $100 invested on February 01, 2020, including reinvestment of dividends.
Copyright© 2025 Standard & Poor’s, a division of S&P Global. All rights reserved.

(1)     This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or to the liabilities of Section 18 of the Exchange Act, except to the extent that A&F specifically requests that the performance graph be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act or the Exchange Act.

Abercrombie & Fitch Co.	27	2024 Form 10-K

Equity Securities
The following table provides information regarding the purchase of shares of Common Stock made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during each fiscal month of the thirteen weeks ended February 1, 2025:

Period (fiscal month)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (3)
November 3, 2024 through November 30, 2024	887	$144.64	—	$102,378,203
December 1, 2024 through January 4, 2024	395,178	148.05	391,975	44,342,876
January 5, 2024 through February 1, 2025	300,172	139.80	300,172	2,378,213
Total	696,237	$144.49	692,147	2,378,213

(1)An aggregate of 4,090 shares of A&F’s Common Stock purchased during the thirteen weeks ended February 1, 2025 were withheld for tax payments due upon the vesting of employee restricted stock units.
(2)On November 23, 2021, we announced that the Board of Directors approved a $500 million share repurchase authorization (the “2021 Authorization”).
(3)The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under A&F’s publicly announced stock repurchase authorization described in footnote 2 above. As described below, on March 5, 2025, the Company announced that the Board of Directors authorized the 2025 Authorization (defined below). The 2025 Authorization replaced the 2021 Authorization and shares may no longer be repurchased pursuant to the 2021 Authorization.

On March 5, 2025, the Company announced that the Board of Directors authorized a new $1.3 billion share repurchase program (the “2025 Authorization”), which replaced the 2021 Authorization. The 2025 Authorization does not have an expiration date. Under the 2025 Authorization, the Company may repurchase shares from time to time in open market or private transactions in such manner as may be deemed advisable from time to time (including, without limitation, pursuant to accelerated share repurchase programs, one or more 10b5-1 trading plans, or any other method deemed advisable) and may be discontinued at any time. The timing and amount of any such repurchases will be determined based on an evaluation of market conditions, the Company’s share price, legal requirements, and other factors.

Item 6. [Reserved]

Abercrombie & Fitch Co.	28	2024 Form 10-K

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) generally discusses our results of operations for Fiscal 2024 and Fiscal 2023 and provides comparisons between such fiscal years. For discussion and comparison of Fiscal 2023 and Fiscal 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2023, filed with the SEC on April 1, 2024. This MD&A should be read together with the Company’s audited Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” to which all references to Notes in MD&A are made.

In prior periods, the Company included stores and distribution expense and marketing, general and administrative expense as individual expense categories on the Consolidated Statements of Operations and Comprehensive Income (Loss). Stores & distribution expense was recaptioned as selling expense, while marketing, general and administrative expense was recaptioned as general and administrative expense. In conjunction with these changes, all marketing expenses, including amounts previously presented in marketing, general and administrative expense, were moved into selling expense, while certain management and IT costs were moved out of stores and distribution expense and into general and administrative expense. The net changes associated with these reclassifications results in selling expense that is $38.3 million and $35.0 million lower than the stores and distribution expense that was previously presented for Fiscal 2023 and Fiscal 2022, respectively, and in general and administrative expense that is $38.3 million and $35.0 million higher than the marketing, general, and administrative expense that was previously presented for Fiscal 2023 and Fiscal 2022, respectively. Prior period amounts have been reclassified to conform to the current fiscal year’s presentation.

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
•Current Trends and Outlook. A discussion of the Company’s long-term plans for growth and a summary of the Company’s performance over recent years, primarily Fiscal 2024 and Fiscal 2023.
•Results of Operations. An analysis of certain components of the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for Fiscal 2024 as compared to Fiscal 2023.
•Liquidity and Capital Resources. A discussion of the Company’s financial condition, changes in financial condition and liquidity as of February 1, 2025, which includes (i) an analysis of changes in cash flows for Fiscal 2024 as compared to Fiscal 2023, (ii) an analysis of liquidity, including availability under the Company’s credit facility, and outstanding debt and covenant compliance and (iii) a summary of contractual and other obligations as of February 1, 2025.
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

Abercrombie & Fitch Co.	29	2024 Form 10-K

OVERVIEW

Business Summary

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as the “Company”), is a global, digitally-led, omnichannel retailer. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids, which are sold primarily through its Company-owned stores and digital channels, as well as through various third-party arrangements.

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

The Company’s brand families includes Abercrombie brands and Hollister brands. These brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style.

The Company’s fiscal year ends on the Saturday closest to January 31. This typically results in a fifty-two-week year, but occasionally gives rise to an additional week, resulting in a fifty-three-week year, as was the case in Fiscal 2023. All references herein to the Company’s fiscal years are as follows:

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
•Net sales and comparable sales by region and brand;
•Cost of sales, exclusive of depreciation and amortization, as a percentage of net sales;
•Gross profit and gross profit rate;
•Selling expense as a percentage of net sales;
•General and administrative expense as a percentage of net sales;
•Operating income, including by region, and operating income as a percentage of net sales (“operating margin”);
•Earnings before interest, taxes, depreciation and amortization (“EBITDA”)
•Net income and net income attributable to A&F;
•Net income per diluted share attributable to A&F;
•Cash flow and liquidity measures, such as the Company’s working capital, operating cash flow, and free cash flow;
•Inventory metrics, such as inventory turnover;
•Return on invested capital and return on equity;
•Store metrics, such as net sales per gross square foot, and store four-wall operating margins;
•Digital and omnichannel metrics;
•Transactional metrics, such as traffic and conversion, performance across key product categories, average unit retail (“AUR’), average unit cost (“AUC”), average units per transaction and average transaction values, return rates, shrink; and
•Customer-centric metrics such as customer retention and acquisition, and certain metrics related to the loyalty programs.

While not all of these metrics are disclosed publicly by the Company due to the proprietary nature of the information, the Company discusses many of these metrics within this MD&A.

Abercrombie & Fitch Co.	30	2024 Form 10-K

CURRENT TRENDS AND OUTLOOK

Focus Areas for Fiscal 2025

The Company introduced the Always Forward Plan in June of Fiscal 2022. The Always Forward Plan is anchored on our strategic growth principles, which are to:
•Execute focused growth plans;
•Accelerate an enterprise-wide digital revolution; and
•Operate with financial discipline

While the Company has significantly outperformed certain financial targets set forth in the Always Forward Plan, the growth principles continue to serve as a framework for the Company achieving sustainable and profitable growth and profitability.

The Company’s strategic priorities continue to evolve based on changing consumer demands and new strategic opportunities, and management reviews and prioritizes investments and strategic focus areas to address such demands and opportunities.

Execute focused growth plans by:
•driving sales growth across regions and brand families primarily through marketing and store investments in our owned and operating channels, while pursuing new geographies and markets via franchise, wholesale and licensing partnerships;
•using our regionally relevant brand playbooks globally to align the brands’ products, voices, and experiences with customers, both digitally and in-store; and
•using testing and chase strategies to deliver compelling assortments and product collections across genders.

Accelerate an enterprise-wide digital revolution to improve the customer and associate experience by:
•continuing to progress on our multi-year enterprise resource planning (“ERP”) transformation and cloud migration journey; and
•investing in digital and technology to improve experiences across key parts of the customer journey while delivering a consistent omnichannel experience.

Operate with financial discipline by:
•using our agile inventory model and pricing strategies to position the Company to support customer demand throughout the year; and
•maintaining our durable balance sheet and consistent free cash flow profile, underpinned by our disciplined investment philosophy while balancing against macro environment impacts and efficiency efforts.

Current Macroeconomic Conditions

Macroeconomic conditions, such as a volatile interest rate environment, ongoing inflation, the geopolitical landscape, and foreign exchange rate fluctuations, continue to impact the global economy. In addition, recent changes in legislation and regulations, including enacted and proposed tariffs and other trade policies, have introduced additional uncertainty in the global economy. In periods of perceived or actual unfavorable economic conditions, consumers may reallocate available discretionary spending or determine that they have fewer funds available for discretionary spending, which may adversely impact demand for our products. In addition, freight costs have remained heightened since the start of the second quarter of Fiscal 2024, which we expect to continue through the first half of Fiscal 2025. Continued inflationary pressures could further impact expenses and have a long-term impact on the Company, as increasing costs may impact its ability to maintain satisfactory margins.

Global Events and Supply Chain Disruptions

As a global multi-brand omnichannel specialty retailer, with operations in North America, Europe, the Middle East, and Asia, among other regions, management is mindful of macroeconomic risks, global challenges and the changing global geopolitical environment. The global supply chain also continues to be negatively impacted by various factors, including disruptions in major maritime routes, port congestion, higher operational costs, and increased competition for supply chain availability due to uncertainty regarding tariffs and trade policy. The Company has taken certain mitigating actions in response to these disruptions, including increasing air freight usage where appropriate and prioritizing critical orders earlier to allow for longer lead times. Further mitigating actions may be needed, particularly if there is prolonged port congestion or transportation delays, and could result in higher freight costs in the near-term and beyond.

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

Abercrombie & Fitch Co.	31	2024 Form 10-K

Global Store Network Modernization and Growth

The Company has a goal of finding the right size, right location and right economics for omni-enabled stores that cater to local customers. The Company continues to use data to inform its focus on aligning store square footage with digital penetration and the Company delivered new store experiences across brands during Fiscal 2024 and Fiscal 2023. Details related to these new store experiences follow:

Type of new store experience	Fiscal 2024	Fiscal 2023
New stores	65	35
Remodels	48	13
Right-sizes	12	9
Total	125	57

During Fiscal 2024, the Company opened 65 new stores, while closing 41 stores. This compares with 35 new stores and 32 closures during Fiscal 2023. Future closures could be completed through natural lease expirations, while certain other leases include early termination options that can be exercised under specific conditions. The Company may also elect to exit or modify other leases, and could incur charges related to these actions.

Additional details related to store count and gross square footage follow:

	Fifty-Two Weeks Ended February 1, 2025
	AMERICAS (1)		EMEA (2)		APAC (3)		Total Company
	Abercrombie	Hollister	Abercrombie	Hollister	Abercrombie	Hollister	Abercrombie	Hollister	Total (4)
February 3, 2024	194	384	29	108	24	26	247	518	765
New	25	15	5	1	10	9	40	25	65
Permanently closed	(4)	(14)	(1)	(9)	(4)	(9)	(9)	(32)	(41)
February 1, 2025	215	385	33	100	30	26	278	511	789

Gross square footage (in thousands):
February 3, 2024	1,188	2,459	187	828	149	169	1,524	3,456	4,980
February 1, 2025	1,305	2,478	214	769	174	154	1,693	3,401	5,094

(1)The Americas segment includes North America and South America.
(2)The EMEA segment includes Europe, the Middle East and Africa.
(3)The APAC segment includes the Asia-Pacific region, including Asia and Oceania.
(4)This store count excludes temporary and international franchise stores.

Pillar Two Model Rules

In 2021, the Organization for Economic Cooperation and Development (“OECD”) released Pillar Two Global Anti-Base Erosion model rules (“Pillar Two Rules”), designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. Although the U.S. withdrew the U.S. from the OECD’s global tax agreement in January 2025, other countries where the Company does business, including the U.K. and Germany, have enacted legislation implementing Pillar Two Rules, which are effective from January 1, 2024. The implementation of Pillar Two Rules in each jurisdiction in which the Company operates did not have a material impact on the Company’s effective tax rate for Fiscal 2024, and the Company does not project a material impact on the effective tax rate for Fiscal 2025. The Company will continue to evaluate the impact as additional jurisdictions enact legislation and provide further guidance.

Abercrombie & Fitch Co.	32	2024 Form 10-K

Summary of Results

A summary of results for Fiscal 2024 and Fiscal 2023 follows:

	GAAP		Non-GAAP (1)
(in thousands, except change in net sales, operating income margin and per share amounts)	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023
Net sales	$4,948,587	$4,280,677
Change in net sales from the prior fiscal year	16%	16%
Comparable sales (2)			17%	13%
Operating income	$740,820	$484,671		$489,107
Operating income margin	15.0%	11.3%		11.4%
Net income attributable to A&F	$566,223	$328,123		$331,328
Net income per diluted share attributable to A&F	$10.69	$6.22		$6.28

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

Certain components of the Company’s Consolidated Balance Sheets as of February 1, 2025 and February 3, 2024 and Consolidated Statements of Cash Flows for Fiscal 2024 and Fiscal 2023 were as follows:

(in thousands)
Balance Sheets data	February 1, 2025	February 3, 2024
Cash and equivalents	$772,727	$900,884
Marketable securities	116,221	—
Gross borrowings outstanding, carrying amount	—	223,214
Inventories	575,005	469,466
Statements of Cash Flows data	Fiscal 2024	Fiscal 2023
Net cash provided by operating activities	$710,376	$653,422
Net cash used for investing activities	(297,703)	(157,182)
Net cash used for financing activities	(534,877)	(111,201)

Abercrombie & Fitch Co.	33	2024 Form 10-K

RESULTS OF OPERATIONS

The estimated basis point (“BPS”) changes disclosed throughout this Results of Operations have been rounded based on the change in the percentage of net sales.

Net Sales

Net sales by segment are presented by attributing revenues to a physical store location or geographical region that fulfills the order. The Company’s net sales by reportable segment for Fiscal 2024 and Fiscal 2023 were as follows:

(in thousands)	Fiscal 2024	Fiscal 2023	$ Change	% Change	Comparable Sales (1)
Americas	$4,027,514	$3,455,674	$571,840	17%	17%
EMEA	770,519	687,095	83,424	12	16
APAC	150,554	137,908	12,646	9	19
Total Company	$4,948,587	$4,280,677	$667,910	16	17
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

For Fiscal 2024, net sales increased 16%, as compared to Fiscal 2023. The increase was primarily attributable to a high-single-digit increase in AUR from lower promotional activity and category mix into higher ticket items. High-single-digit growth in unit volume also contributed to the increase in net sales, following increases in traffic and transactions in Company-owned and operated channels. Additionally, there was a headwind of approximately $50 million due to the timing of sales volume based on the impact of the calendar shift in Fiscal 2024 as a result of the 53rd selling week in Fiscal 2023. The year-over-year increase in net sales reflects positive comparable sales of 17%, as compared to Fiscal 2023.

•Net sales growth in the Americas region of 17% on both a reported and comparable sales basis. The increase was attributable to a higher AUR from lower promotional activity and category mix into higher ticket items and direct channel unit volume growth from increased traffic and transactions in company owned and operated stores and digital channels.
•Net sales growth in the EMEA region of 12% and 16% on a reported and comparable sales basis, respectively. The increase was attributable to a higher AUR from lower promotional activity and category mix into higher ticket items and unit volume growth from increased traffic and transactions in company owned and operated stores and digital channels. Comparable sales growth percentage is higher than net sales growth percentage, as comparable sales exclude the net impact of store closures during the period and the effects of foreign currency, both of which had negative impacts on net sales growth.
•Net sales growth in the APAC region of 9% and 19% on a reported and comparable sales basis, respectively. Comparable sales growth percentage is higher than net sales growth percentage, as comparable sales exclude the net impact of store closures during the period and the effects of foreign currency, both of which had negative impacts on net sales growth.

The Company’s net sales by brand for Fiscal 2024 and Fiscal 2023 were as follows:

(in thousands)	Fiscal 2024	Fiscal 2023	$ Change	% Change	Comparable Sales (1)
Abercrombie	$2,556,434	$2,201,686	$354,748	16%	15%
Hollister	2,392,153	2,078,991	313,162	15	19
Total Company	$4,948,587	$4,280,677	$667,910	16	17
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

Cost of Sales, Exclusive of Depreciation and Amortization

	Fiscal 2024		Fiscal 2023
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$1,773,926	35.8%	$1,587,265	37.1%	(130)

For Fiscal 2024, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased approximately 130 basis points as compared to Fiscal 2023. The percentage decrease was primarily attributable to cost of sales leverage from a higher AUR on reduced promotions, as well as a benefit in product costs, as certain raw material prices have declined. These benefits were partially offset by higher freight costs compared to Fiscal 2023.

Abercrombie & Fitch Co.	34	2024 Form 10-K

Selling Expense

	Fiscal 2024		Fiscal 2023
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Selling expense	$1,689,988	34.2%	$1,533,438	35.8%	(160)

For Fiscal 2024, selling expense increased by $157 million compared to Fiscal 2023. Selling expense as a percentage of net sales, decreased 160 basis points as compared to Fiscal 2023. The decrease as a percent of net sales was primarily driven by expense leverage from higher net sales, including 190 basis points in stores expense, primarily relating to store occupancy and store employee compensation costs, and 10 basis points in distribution center and order fulfillment costs. The decrease as a percent of net sales was partially offset by an increase of 40 basis points in marketing expense, primarily due to media campaigns and content, as compared to Fiscal 2023.

General and Administrative Expense

	Fiscal 2024		Fiscal 2023
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
General and administrative expense	$750,485	15.2%	$681,176	15.9%	(70)

For Fiscal 2024, general and administrative expense increased by $69 million compared to Fiscal 2023. General and administrative expense, as a percentage of net sales decreased 70 basis points as compared to Fiscal 2023. The decrease in expense rate was primarily driven by expense leverage from higher net sales, including 100 basis points in employee compensation costs, partially offset by 40 basis points in information technology expense.

Other Operating Income, Net

	Fiscal 2024		Fiscal 2023
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Other operating income, net	$6,632	0.1%	$5,873	0.1%	—

For Fiscal 2024, other operating income, net, increased as compared to Fiscal 2023, primarily due to $0.7 million foreign currency gains recognized in Fiscal 2024.

Operating Income

	Fiscal 2024		Fiscal 2023
(in thousands)		% of Net Sales(1)		% of Net Sales(1)	BPS Change
Americas	$1,210,493	24.5%	$940,292	22.0%	250
EMEA	109,821	2.2	81,216	1.9	30
APAC	(12,011)	(0.2)	(10,558)	(0.2)	—
Operating loss not attributed to segments	(567,483)	(11.5)	(526,279)	(12.3)	80
Operating income	$740,820	15.0	$484,671	11.3	370
Excluded items:
Asset impairment charges (2)	—	—	4,436	0.1	(10)
Adjusted non-GAAP operating income	$740,820	15.0	$489,107	11.4	360
(1)    Segment operating income as a percentage of net sales is calculated by attributing the segment’s operating income with the respective net sales in the segment.
(2)     Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Abercrombie & Fitch Co.	35	2024 Form 10-K

For Fiscal 2024, operating income increased by $256 million or 370 basis points, as a percentage of net sales, as compared to Fiscal 2023.
•Operating income for the Americas increased $270 million or 250 basis points as a percentage of region net sales as compared to Fiscal 2023. The increase as a percent of sales primarily relates to positive comparable sales of 17%, relating to higher unit volume, increased AUR on reduced promotions, and expense leverage relating to employee compensation costs and store occupancy expenses.
•Operating income for EMEA increased $29 million or 30 basis points as a percentage of region net sales as compared to Fiscal 2023. The increase as a percent of sales primarily relates to positive comparable sales of 16%, relating to higher unit volume, increased AUR on reduced promotions, and expense leverage relating to employee compensation costs and store occupancy expenses.
•Operating (loss) for APAC increased $(1) million or 0 basis points as a percentage of region net sales as compared to Fiscal 2023. The loss was impacted by marketing, occupancy, and general and administrative investments, which more than offset the expense leverage from comparable sales growth of 19%.

Interest (Income) Expense, Net

	Fiscal 2024		Fiscal 2023
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Interest expense	$12,077	0.2%	$30,352	0.7%	(50)
Interest income	(39,934)	(0.8)	(29,980)	(0.7)	(10)
Interest (income) expense, net	$(27,857)	(0.6)	$372	—	(60)

For Fiscal 2024, interest (income) expense, net, increased 60 basis points as compared to Fiscal 2023. The net increase was a result of lower interest expense in Fiscal 2024 compared to Fiscal 2023 as result of the repurchases of Senior Secured Notes in late Fiscal 2023 and Fiscal 2024 and redemption of the remaining outstanding balance on July 15, 2024. Additionally, interest income increased due to the increase in balance and rates received on time deposits and money market accounts as compared to Fiscal 2023.

Income Tax Expense

	Fiscal 2024		Fiscal 2023
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$194,661	25.3%	$148,886	30.7%
Excluded items:
Tax effect of pre-tax excluded items (1)	—		1,231
Adjusted non-GAAP income tax expense	$194,661	25.3	$150,117	30.7
(1)    Refer to “Operating Income” for details of pre-tax excluded items. The tax effect of pre-tax excluded items is the difference between the tax provision calculation on a GAAP basis and an adjusted non-GAAP basis. Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

The increase in income tax expense compared to Fiscal 2023 can be attributed to higher domestic income resulting from higher sales volume and higher AURs. The decrease in effective tax rate compared to Fiscal 2023 can be attributed to higher domestic income, a higher tax benefit recognized on vesting of share based compensation awards, and continued business improvement in the EMEA and APAC segments.

During Fiscal 2024, the Company did not recognize income tax benefits on $53.8 million of pre-tax losses, primarily in Switzerland, resulting in adverse tax impacts of $8.2 million. The primary driver relates to expense deleverage within the APAC and EMEA regions.

During Fiscal 2023, the Company did not recognize income tax benefits on $103.0 million of pre-tax losses, primarily in Switzerland, resulting in adverse tax impacts of $15.6 million. The primary driver relates to expense deleverage within the APAC and EMEA regions, although to a lesser extent than in Fiscal 2022.

Refer to Note 11, “INCOME TAXES,” for further discussion on factors that impacted the effective tax rate in Fiscal 2024 and Fiscal 2023.

Abercrombie & Fitch Co.	36	2024 Form 10-K

Net Income Attributable to A&F

	Fiscal 2024		Fiscal 2023
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Net income attributable to A&F	$566,223	11.4%	$328,123	7.7%	370
Excluded items, net of tax (1)	—	—	3,205	0.1	(10)
Adjusted non-GAAP net income attributable to A&F (2)	$566,223	11.4	$331,328	7.7	370
(1)    Excludes items presented above under “Operating Income,” and “Income Tax Expense.”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Net Income Per Diluted Share Attributable to A&F

	Fiscal 2024	Fiscal 2023	$ Change
Net income per diluted share attributable to A&F	$10.69	$6.22	$4.47
Excluded items, net of tax (1)	—	0.06	(0.06)
Adjusted non-GAAP net income per diluted share attributable to A&F	$10.69	$6.28	$4.41
Impact from changes in foreign currency exchange rates	—	0.05	(0.05)
Adjusted non-GAAP net income per diluted share attributable to A&F on a constant currency basis(2)	$10.69	$6.33	$4.36
(1)    Excludes items presented above under “Operating Income,” and “Income Tax Expense.”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

EBITDA and Adjusted EBITDA

	Fiscal 2024		Fiscal 2023
(in thousands, except ratios)		% of Net Sales		% of Net Sales
Net income	$574,016	11.6%	335,413	7.8%
Income tax expense	194,661	3.9	148,886	3.5
Interest (income) expense, net	(27,857)	(0.6)	372	—
Depreciation and amortization	153,773	3.2	141,104	3.3
EBITDA (1)	$894,593	18.1	625,775	14.6

Adjustments to EBITDA
Asset impairment (1)	—	—	4,436	0.1
Adjusted EBITDA (1)	$894,593	18.1	$630,211	14.7
(1)EBITDA and Adjusted EBITDA are supplemental financial measures that are not defined or prepared in accordance with GAAP. EBITDA is defined as net income before interest, income taxes and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for asset impairment.

Abercrombie & Fitch Co.	37	2024 Form 10-K

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company’s capital allocation strategy and priorities are reviewed by A&F’s Board of Directors quarterly considering both liquidity and valuation factors. The Company believes that it will have adequate liquidity to fund operating activities for the next twelve months. The Company monitors financing market conditions and may in the future determine whether and when to repurchase shares of its Common Stock. For a discussion of the Company’s share repurchase activity, please see below under “Share Repurchases.”

Primary Sources and Uses of Cash

The Company’s business has two principal selling seasons: Spring and Fall. The Company generally experiences its greatest sales activity during the Fall season, due to the back-to-school and holiday sales periods. The Company relies on excess operating cash flows, which are largely generated in Fall, to fund operations throughout the fiscal year and to reinvest in the business to support future growth. The Company also has the ABL Facility available as a source of additional funding, which is described further below under “Credit Facility.”

Over the next twelve months, the Company expects its primary cash requirements to be directed towards prioritizing investments in the business and continuing to fund operating activities, including the acquisition of inventory, and obligations related to compensation, marketing, data and technology, leases and any lease buyouts or modifications it may exercise, taxes and other operating activities. In addition, management continuously evaluates potential opportunities to strategically deploy excess cash and/or deleverage the balance sheet, in consideration on various factors, such as market and business conditions, and the Company’s ability to accelerate investments in the business. Such opportunities may include, but are not limited to, share repurchases.

When evaluating opportunities for investments in the business, management considers alignment with initiatives that position the business for sustainable long-term growth that align with its strategic pillars as described within “ITEM 1. BUSINESS - STRATEGY AND KEY BUSINESS PRIORITIES.” Examples of potential investment opportunities include, but are not limited to, new store experiences, and investments in the Company’s digital and omnichannel initiatives. Historically, the Company has utilized free cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as marketing, digital and omnichannel investments, information technology, and other projects. For Fiscal 2024, the Company used $182.9 million towards capital expenditures, up from $157.8 million of capital expenditures in Fiscal 2023. Total capital expenditures for Fiscal 2025 are expected to be approximately $200 million.

Share Repurchases

In November 2021, A&F’s Board of Directors approved a $500 million share repurchase authorization (the “2021 Authorization”). During Fiscal 2024, the Company repurchased $230 million, or 1.6 million shares, of its Common Stock pursuant to the 2021 Authorization. On March 5, 2025, the Company announced that A&F’s Board of Directors approved a new $1.3 billion share repurchase authorization program (the “2025 Authorization”). The 2025 Authorization has no expiration date. In addition, the 2025 Authorization replaced the 2021 Authorization, and shares may no longer be repurchased pursuant to the 2021 Authorization.

Historically, the Company has repurchased shares of its Common Stock from time to time, which repurchases are dependent on excess liquidity, market conditions, and business conditions, with the objectives of returning excess cash to shareholders and offsetting dilution from issuances of Common Stock associated with the vesting of restricted stock units. Shares may be repurchased in the open market or in private transactions in such manner as be deemed advisable from time to time (including, without limitation, pursuant to accelerated share repurchase programs, one or more trading plans established in accordance with Rule 10b5-1 of the Exchange Act, or any other method deemed advisable) and may be discontinued at any time. Refer to “ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES” of this Annual Report on Form 10-K for additional information regarding the Company’s publicly announced share repurchase authorization programs.

Abercrombie & Fitch Co.	38	2024 Form 10-K

Senior Secured Notes

On July 15, 2024 (the “Redemption Date”), Abercrombie & Fitch Management Co (“A&F Management”) redeemed all of its outstanding 8.75% Senior Secured Notes due in 2025 (the “Senior Secured Notes”), which had an aggregate principal amount of $214 million, pursuant to the terms of the indenture governing the Senior Secured Notes, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date. As of the Redemption Date, the Senior Secured Notes were no longer deemed outstanding and interest on the Senior Secured Notes ceased to accrue.

Credit Facility

On August 2, 2024, A&F, as parent and a guarantor, A&F Management, as lead borrower, and certain of A&F’s direct and indirect wholly-owned subsidiaries, as additional borrowers and guarantors, entered into the Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”), together with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders. The Second Amendment amended the Amended and Restated Credit Agreement, dated as of April 29, 2021 (the “ABL Credit Agreement”), to, among other things (as described in greater detail below), provide for a $500 million senior secured asset-based revolving credit facility (the “ABL Facility”). The Company incurred customary fees and expenses in connection with the entry into the Second Amendment.

The Second Amendment amended the ABL Credit Agreement to, among other things:
•increase the aggregate commitments thereunder from $400 million to $500 million;
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

The Company did not have any borrowings outstanding under the ABL Facility as of February 1, 2025 or as of February 3, 2024.

Details regarding the remaining borrowing capacity under the ABL Facility as of February 1, 2025 follow:

(in thousands)	February 1, 2025
Loan cap	$500,000
Less: Outstanding stand-by letters of credit	(423)
Borrowing capacity	499,577
Less: Minimum excess availability (1)	(50,000)
Borrowing capacity available	$449,577
(1)    Under the ABL Facility, the Company must maintain excess availability equal to the greater of 10% of the Loan Cap or $36 million.

Refer to Note 12, “BORROWINGS,” for additional information.

Income Taxes

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S., without incurring additional federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019, are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds may be repatriated without incurring additional tax expense. As of February 1, 2025, $257.5 million of the Company’s $772.7 million of cash and equivalents were held by foreign affiliates.

Refer to Note 11, “INCOME TAXES,” for additional details regarding the impact certain events related to the Company’s income taxes had on the Company’s Consolidated Financial Statements.

Abercrombie & Fitch Co.	39	2024 Form 10-K

Analysis of Cash Flows

The table below provides certain components of the Company’s Consolidated Statements of Cash Flows for Fiscal 2024 and Fiscal 2023:

(in thousands)	Fiscal 2024	Fiscal 2023
Cash and equivalents, and restricted cash and equivalents, beginning of period	$909,685	$527,569
Net cash provided by operating activities	710,376	653,422
Net cash used for investing activities	(297,703)	(157,182)
Net cash used for financing activities	(534,877)	(111,201)
Effects of foreign currency exchange rate changes on cash	(7,086)	(2,923)
Net (decrease) increase in cash and equivalents, and restricted cash and equivalents	$(129,290)	$382,116
Cash and equivalents, and restricted cash and equivalents, end of period	$780,395	$909,685

Operating activities - For Fiscal 2024, net cash provided by operating activities included increased cash receipts as a result of the 16% year-over-year increase in net sales as compared to net cash provided by operating activities in Fiscal 2023.

Investing activities - For Fiscal 2024, net cash used for investing activities was primarily attributable to capital expenditures of $182.9 million, as well as the purchase of $140 million in marketable securities and maturity of $25 million in marketable securities as compared to net cash used for investing activities of $157.8 million in Fiscal 2023, primarily attributable to capital expenditures.

Financing activities - For Fiscal 2024, net cash used for financing activities primarily consisted of the repurchase of approximately 1.6 million shares of Common Stock in the open market with a market value of approximately $229.8 million, the repurchase of $9.3 million in the open market and the complete redemption of $214 million of outstanding Senior Secured Notes, and $70.2 million related to shares of Common Stock withheld (repurchased) to cover tax withholdings upon vesting of share-based compensation awards. For Fiscal 2023, net cash used for financing activities primarily consisted of the purchase of $76.5 million of outstanding Senior Secured Notes for $78.0 million, as well as $29.5 million related to shares of Common Stock withheld (repurchased) to cover tax withholdings upon vesting of share-based compensation awards.

Contractual Obligations

As of February 1, 2025, the Company’s contractual obligations were as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$1,129,978	$267,902	$447,469	$270,912	$143,695
Purchase obligations (2)	356,880	274,825	73,433	7,461	1,161
Other obligations (3)	187,039	17,954	36,288	47,641	85,156
Total	$1,673,897	$560,681	$557,190	$326,014	$230,012
(1)Operating lease obligations consist of the Company’s future undiscounted operating lease payments. Operating lease obligations do not include variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs. Total variable lease cost was $186.8 million in Fiscal 2024. Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Leases,” and Note 8, “LEASES,” for further discussion.
(2)Purchase obligations primarily consist of non-cancelable purchase orders for merchandise to be delivered during Fiscal 2025 and commitments for fabric expected to be used during upcoming seasons. In addition, purchase obligations include agreements to purchase goods or services, including, but not limited to, information technology, digital and marketing contracts, as well as estimated obligations related to the Company’s 13-year, 100% renewable energy supply agreement for its global home office and Company-owned distribution centers.
(3)Other obligations consist of: estimated asset retirement obligations; known and scheduled payments related to the Company’s deferred compensation and supplemental retirement plans; and minimum contractual obligations related to leases signed but not yet commenced, primarily related to the Company’s stores. Refer to Note 8, “LEASES,” and Note 16, “SAVINGS AND RETIREMENT PLANS,” for further discussion.

Due to uncertainty as to the amounts and timing of future payments, tax related to uncertain tax positions, including accrued interest and penalties, of $4.9 million as of February 1, 2025, is excluded from the contractual obligations table. Deferred taxes are also excluded in the contractual obligations table. For further discussion, refer to Note 11, “INCOME TAXES.”

As of February 1, 2025, the Company had recorded $4.4 million and $42.0 million of obligations related to its deferred compensation and supplemental retirement plans in accrued expenses and other liabilities on the Consolidated Balance Sheet, respectively. Amounts payable with known payment dates of $15.7 million have been classified in the contractual obligations table based on those scheduled payment dates. However, it is not reasonably practicable to estimate the timing and amounts for the remainder of these obligations; therefore, those amounts have been excluded in the contractual obligations table.

Abercrombie & Fitch Co.	40	2024 Form 10-K

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

CRITICAL ACCOUNTING ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts. Since actual results may differ from those estimates, the Company revises its estimates and assumptions as new information becomes available. Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The estimates and assumptions discussed below include those that the Company believes are the most critical to the portrayal of the Company’s financial condition and results of operations.

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

The Company does not expect material changes to the underlying assumptions used to measure the LCNRV estimate as of February 1, 2025. However, actual results could vary from estimates and could significantly impact the ending inventory valuation at cost, as well as gross profit.

An increase or decrease in the LCNRV adjustment of 10% would have affected pre-tax income by approximately $2.9 million for Fiscal 2024.

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
The Company does not expect material changes in the judgments, assumptions or interpretations used to calculate the tax provision for Fiscal 2025. However, changes in these judgments, assumptions or interpretations may occur, and should those changes be significant, they could have a material impact on the Company’s income tax provision. As of the end of Fiscal 2024, the Company had recorded valuation allowances of $151.8 million, of which $147.9 million relates to Switzerland.

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

An impairment loss may be recognized when these undiscounted future cash flows are less than the carrying amount of the asset group. In the circumstance of impairment, any loss would be measured as the excess of the carrying amount of the asset group over its fair value. Fair value of the Company’s store-related assets is determined at the individual store level based on the highest and best use of the asset group. The key assumptions used in the Company’s fair value analysis is comparable market rents.
Store assets that were tested for impairment as of February 1, 2025 and not impaired, had long-lived assets with a net book value of $8.8 million, which included $8.1 million of operating lease right-of-use assets as of February 1, 2025.

Store assets that were previously impaired as of February 1, 2025, had a remaining net book value of $77.6 million, which included $68.8 million of operating lease right-of-use assets, as of February 1, 2025.

If actual results are not consistent with the estimates and assumptions used in assessing impairment or measuring impairment losses, there may be a material impact on the Company’s financial condition or results of operation.

Abercrombie & Fitch Co.	41	2024 Form 10-K

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

Comparable sales

At times, the Company provides comparable sales, defined as the year-over-year percentage change in the aggregate of (1) sales for stores that have been open as the same brand at least one year and whose square footage has not been expanded or reduced by more than 20% within the past year, with the prior fiscal year’s net sales converted at the current fiscal year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations, and (2) digital sales with the prior fiscal year’s net sales converted at the current fiscal year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations. Comparable sales exclude revenue other than store and digital sales. Management uses comparable sales to understand the drivers of year-over-year changes in net sales and believes comparable sales can be a useful metric as it can assist investors in distinguishing the portion of the Company’s revenue attributable to existing locations from the portion attributable to the opening or closing of stores. The most directly comparable GAAP financial measure is change in net sales.

Excluded Items

The following financial measures are disclosed on a GAAP basis and on an adjusted non-GAAP basis excluding the following items, as applicable:

Financial measures (1)	Excluded items
Asset impairment	Certain asset impairment charges
Operating income	Certain asset impairment charges
Income tax expense (2)	Tax effect of pre-tax excluded items
Net income and net income per share attributable to A&F (2)	Pre-tax excluded items and the tax effect of pre-tax excluded items
(1)    Certain of these financial measures are also expressed as a percentage of net sales.
(2)    The tax effect of excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis.

Abercrombie & Fitch Co.	42	2024 Form 10-K

Financial Information on a Constant Currency Basis

The Company provides certain financial information on a constant currency basis to enhance investors’ understanding of underlying business trends and operating performance by removing the impact of foreign currency exchange rate fluctuations. Management also uses financial information on a constant currency basis to award employee performance-based compensation. The effect from foreign currency exchange rates, calculated on a constant currency basis, is determined by applying the current period’s foreign currency exchange rates to the prior fiscal year’s results and is net of the year-over-year impact from hedging. The per diluted share effect from foreign currency exchange rates is calculated using a 26% effective tax rate.

A reconciliation of financial metrics on a constant currency basis to GAAP for Fiscal 2024 and Fiscal 2023 is as follows:

(in thousands, except change in net sales, operating margin and per share data)
Net sales	Fiscal 2024	Fiscal 2023	% Change
GAAP	$4,948,587	$4,280,677	16%
Impact from changes in foreign currency exchange rates	—	(3,769)	0%
Net sales on a constant currency basis	$4,948,587	$4,276,908	16%
Operating income	Fiscal 2024	Fiscal 2023	BPS Change (1)
GAAP	$740,820	$484,671	370
Excluded items (2)	—	4,436	(10)
Adjusted non-GAAP	$740,820	$489,107	360
Impact from changes in foreign currency exchange rates	—	2,955	(10)
Adjusted non-GAAP on a constant currency basis	$740,820	$492,062	350
Net income per diluted share attributable to A&F	Fiscal 2024	Fiscal 2023	$ Change
GAAP	$10.69	$6.22	$4.47
Excluded items, net of tax (2)	—	0.06	0.06
Adjusted non-GAAP	$10.69	$6.28	$4.41
Impact from changes in foreign currency exchange rates	—	0.05	(0.05)
Adjusted non-GAAP on a constant currency basis	$10.69	$6.33	$4.36
(1)    The estimated basis point change has been rounded based on the percentage of net sales change.
(2)    Refer to “RESULTS OF OPERATIONS,” for details on excluded items. The tax effect of excluded items is calculated as the difference between the tax provision on a GAAP basis and an adjusted non-GAAP basis.

EBITDA and Adjusted EBITDA

The Company provides EBITDA and Adjusted EBITDA as supplemental measures used by the Company's executive management to assess the Company's performance. We also believe that these supplemental performance measures are meaningful information for investors and other interested parties to use in computing the Company's core financial performance over multiple periods and with other companies by excluding the impact of differences in tax jurisdictions, debt service levels and capital investment.

Reconciliations of non-GAAP EBITDA and Adjusted EBITDA to financial measures calculated and presented in accordance with GAAP for Fiscal 2024 and Fiscal 2023 were as follows:

	Fiscal 2024		Fiscal 2023
(in thousands, except ratios)		% of Net Sales		% of Net Sales
Net income	$574,016	11.6%	$335,413	7.8%
Income tax expense	194,661	3.9	148,886	3.5
Interest (income) expense, net	(27,857)	(0.6)	372	—
Depreciation and amortization	153,773	3.2	141,104	3.3
EBITDA (1)	$894,593	18.1	$625,775	14.6

Adjustments to EBITDA
Asset impairment (1)	—	—	4,436	0.1
Adjusted EBITDA (1)	$894,593	18.1	$630,211	14.7
(1)EBITDA and Adjusted EBITDA are supplemental financial measures that are not defined or prepared in accordance with GAAP. EBITDA is defined as net income before interest, income taxes and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for asset impairment.

Abercrombie & Fitch Co.	43	2024 Form 10-K

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

INVESTMENT SECURITIES

The Company maintains its cash equivalents in financial instruments, primarily time deposits and money market funds, with original maturities of three months or less. Recently, the Company invested in short-term marketable securities with maturities less than twelve months. Due to the short-term nature of these instruments, changes in interest rates are not expected to materially affect the fair value of these financial instruments.

Refer to Note 5, “INVESTMENTS,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for a discussion of the Company’s Rabbi Trust assets.

INTEREST RATE RISK

Prior to July 2, 2020, the Company’s exposure to market risk due to changes in interest rates related primarily to the increase or decrease in the amount of interest expense from fluctuations in the LIBO rate, or an alternate base rate associated with the Company’s former term loan facility (the “Term Loan Facility”) and the ABL Facility. On July 2, 2020, the Company issued the Senior Secured Notes and repaid all outstanding borrowings under the Term Loan Facility and the ABL Facility, thereby eliminating any then-existing cash flow market risk due to changes in interest rates. On July 15, 2024, the Company redeemed all of its outstanding Senior Secured Notes, thereby eliminating that interest rate risk. This analysis for Fiscal 2025 may differ from actual results due to potential changes in gross borrowings outstanding under the ABL Facility and potential changes in interest rate terms and limitations described within the ABL Credit Agreement.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBO rate) announced it intended to stop compelling banks to submit rates for the calculation of LIBO rate after 2021. Certain publications of the LIBO rate were phased out at the end of 2021 and all LIBO rate publications ceased after June 30, 2023. On March 15, 2023, the Company entered into the First Amendment to the Amended and Restated Credit Agreement to eliminate LIBO rate-based loans and to use the current market definitions with respect to the Secured Overnight Financing Rate, as well as to make other conforming changes.

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

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. dollar against the exchange rates for foreign currencies under forward contracts. Such a hypothetical devaluation would decrease derivative instrument fair values by approximately $17.2 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair values would be expected to be largely offset by the net change in fair values of the underlying hedged items. Refer to Note 14, “DERIVATIVE INSTRUMENTS,” included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for the fair value of outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of February 1, 2025 and February 3, 2024.

For a detailed discussion of material risk factors that have the potential to cause our actual results to differ materially from our expectations, refer to “ITEM 1A. RISK FACTORS,” included in this Annual Report on Form 10-K.

Abercrombie & Fitch Co.	44	2024 Form 10-K

Item 8. Financial Statements and Supplementary Data

Abercrombie & Fitch Co.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Thousands, except per share amounts)

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Net sales	$4,948,587	$4,280,677	$3,697,751
Cost of sales, exclusive of depreciation and amortization	1,773,926	1,587,265	1,593,213
Selling expense	1,689,988	1,533,438	1,462,011
General and administrative expense	750,485	681,176	552,553
Other operating income, net	(6,632)	(5,873)	(2,674)
Operating income	740,820	484,671	92,648
Interest expense	12,077	30,352	30,236
Interest income	(39,934)	(29,980)	(4,604)
Interest (income) expense, net	(27,857)	372	25,632
Income before income taxes	768,677	484,299	67,016
Income tax expense	194,661	148,886	56,631
Net income	574,016	335,413	10,385
Less: Net income attributable to noncontrolling interests	7,793	7,290	7,569
Net income attributable to A&F	$566,223	$328,123	$2,816

Net income per share attributable to A&F
Basic	$11.14	$6.53	$0.06
Diluted	$10.69	$6.22	$0.05

Weighted-average shares outstanding
Basic	50,839	50,250	50,307
Diluted	52,971	52,726	52,327

Other comprehensive (loss) income
Foreign currency translation, net of tax	$(7,351)	$(3,879)	$(11,964)
Derivative financial instruments, net of tax	4,168	5,438	(10,857)
Other comprehensive (loss) income	(3,183)	1,559	(22,821)
Comprehensive income (loss)	570,833	336,972	(12,436)
Less: Comprehensive income attributable to noncontrolling interests	7,793	7,290	7,569
Comprehensive income (loss) attributable to A&F	$563,040	$329,682	$(20,005)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.	45	2024 Form 10-K

Abercrombie & Fitch Co.
Consolidated Balance Sheets
(Thousands, except par value amounts)

	February 1, 2025	February 3, 2024
Assets
Current assets:
Cash and equivalents	$772,727	$900,884
Marketable securities	116,221	—
Receivables	105,324	78,346
Inventories	575,005	469,466
Other current assets	104,154	88,569
Total current assets	1,673,431	1,537,265
Property and equipment, net	575,773	538,033
Operating lease right-of-use assets	803,121	678,256
Other assets	247,562	220,679
Total assets	$3,299,887	$2,974,233
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$364,532	$296,976
Accrued expenses	504,922	436,655
Short-term portion of operating lease liabilities	211,600	179,625
Income taxes payable	45,890	53,564
Total current liabilities	1,126,944	966,820
Long-term liabilities:
Long-term portion of operating lease liabilities	740,013	646,624
Long-term portion of borrowings, net	—	222,119
Other liabilities	81,607	88,683
Total long-term liabilities	821,620	957,426
Stockholders’ equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	422,912	421,609
Retained earnings	3,196,724	2,643,629
Accumulated other comprehensive loss, net of tax (“AOCL”)	(139,151)	(135,968)
Treasury stock, at average cost: 53,565 and 52,800 shares at February 1, 2025 and February 3, 2024, respectively	(2,145,890)	(1,895,143)
Total Abercrombie & Fitch Co. stockholders’ equity	1,335,628	1,035,160
Noncontrolling interests	15,695	14,827
Total stockholders’ equity	1,351,323	1,049,987
Total liabilities and stockholders’ equity	$3,299,887	$2,974,233

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.	46	2024 Form 10-K

Abercrombie & Fitch Co.
Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)

	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, January 29, 2022	52,985	$1,033	$413,190	$11,234	$2,386,156	$(114,706)	50,315	$(1,859,583)	$837,324
Net income	—	—	—	7,569	2,816	—	—	—	10,385
Purchase of common stock	(4,770)	—	—	—	—	—	4,770	(125,775)	(125,775)
Share-based compensation issuances and exercises	787	—	(25,930)	—	(20,157)	—	(787)	31,623	(14,464)
Share-based compensation expense	—	—	28,995	—	—	—	—	—	28,995
Derivative financial instruments, net of tax	—	—	—	—	—	(10,857)	—	—	(10,857)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(11,964)	—	—	(11,964)
Distribution to noncontrolling interests, net	—	—	—	(7,075)	—	—	—	—	(7,075)
Balance, January 28, 2023	49,002	$1,033	$416,255	$11,728	$2,368,815	$(137,527)	54,298	$(1,953,735)	$706,569
Net income	—	—	—	7,290	328,123	—	—	—	335,413
Share-based compensation issuances and exercises	1,498	—	(34,768)	—	(53,309)	—	(1,498)	58,592	(29,485)
Share-based compensation expense	—	—	40,122	—	—	—	—	—	40,122
Derivative financial instruments, net of tax	—	—	—	—	—	5,438	—	—	5,438
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(3,879)	—	—	(3,879)
Distribution to noncontrolling interests, net	—	—	—	(4,191)	—	—	—	—	(4,191)
Balance, February 3, 2024	50,500	$1,033	$421,609	$14,827	$2,643,629	$(135,968)	52,800	$(1,895,143)	$1,049,987
Net income	—	—	—	7,793	566,223	—	—	—	574,016
Purchase of common stock(1)	(1,615)	—	—	—	—	—	1,615	(231,031)	(231,031)
Share-based compensation issuances and exercises	850	—	(37,364)	—	(13,128)	—	(850)	(19,716)	(70,208)
Share-based compensation expense	—	—	38,667	—	—	—	—	—	38,667
Derivative financial instruments, net of tax	—	—	—	—	—	4,168	—	—	4,168
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(7,351)	—	—	(7,351)
Distribution to noncontrolling interests, net	—	—	—	(6,925)	—	—	—	—	(6,925)
Balance, February 1, 2025	49,735	$1,033	$422,912	$15,695	$3,196,724	$(139,151)	53,565	$(2,145,890)	$1,351,323
(1)Includes excise tax on share repurchases

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.	47	2024 Form 10-K

Abercrombie & Fitch Co.
Consolidated Statements of Cash Flows
(Thousands)

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Operating activities
Net income	$574,016	$335,413	$10,385
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	153,773	141,104	132,243
Amortization of capitalized cloud computing arrangement implementation costs	15,572	10,796	1,347
Asset impairment	11,596	8,289	14,031
Loss on disposal	3,440	6,408	552
(Benefit) provision for deferred income taxes	(12,278)	(4,743)	11,500
Share-based compensation	38,667	40,122	28,995
Loss (gain) on extinguishment of debt	1,114	1,975	(52)
Changes in assets and liabilities
Inventories	(106,874)	35,043	18,505
Accounts payable and accrued expenses	129,262	82,925	(115,152)
Operating lease right-of use assets and liabilities	(3,288)	(55,646)	(18,495)
Income taxes	(9,845)	35,806	(7,390)
Other assets	(71,361)	22,827	(88,270)
Other liabilities	(13,418)	(6,897)	9,458
Net cash provided by (used for) operating activities	710,376	653,422	(2,343)
Investing activities
Purchases of marketable securities	(139,600)	—	—
Proceeds from maturities of marketable securities	24,800	—	—
Purchases of property and equipment	(182,903)	(157,797)	(164,566)
Proceeds from the sale of property and equipment	—	615	11,891
Withdrawal of funds from Rabbi Trust assets	—	—	12,000
Net cash used for investing activities	(297,703)	(157,182)	(140,675)
Financing activities
Repayment/redemption of senior secured notes	(223,331)	(77,972)	(7,862)
Payment of debt modification costs and fees	(3,291)	(180)	(181)
Purchases of common stock	(229,807)	—	(125,775)
Acquisition of Common stock for tax withholding obligations	(70,208)	(29,485)	(14,464)
Other financing activities	(8,240)	(3,564)	(7,047)
Net cash used for financing activities	(534,877)	(111,201)	(155,329)
Effect of foreign currency exchange rates on cash	(7,086)	(2,923)	(8,452)
Net (decrease) increase in cash and equivalents, and restricted cash and equivalents	(129,290)	382,116	(306,799)
Cash and equivalents, and restricted cash and equivalents, beginning of period	909,685	527,569	834,368
Cash and equivalents, and restricted cash and equivalents, end of period	$780,395	$909,685	$527,569
Supplemental information related to non-cash activities
Purchases of property and equipment accrued in accounts payable	$48,856	$35,568	$57,313
Excise tax liability accrued on share repurchases	1,224	—	—
Operating lease right-of-use assets additions, net of terminations, impairments and other reductions	365,813	155,184	269,430
Supplemental information related to cash activities
Cash paid for interest	9,527	24,891	26,687
Cash paid for income taxes	217,654	120,448	53,011
Cash received from income tax refunds	502	1,843	3,701
Cash paid for amounts included in measurement of operating lease liabilities, net of abatements	278,229	296,834	263,269

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.	48	2024 Form 10-K

Abercrombie & Fitch Co.

Index for Notes to Consolidated Financial Statements

Abercrombie & Fitch Co.	49	2024 Form 10-K

Abercrombie & Fitch Co.
Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS

Abercrombie & Fitch Co. (“A&F”), a company incorporated in Delaware in 1996, through its subsidiaries (collectively, A&F and its subsidiaries are referred to as the “Company”), is a global, digitally-led, omnichannel retailer. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids, which are sold primarily through its Company-owned stores and digital channels, as well as through various third-party arrangements.

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

The Company’s brand families include Abercrombie brands and Hollister brands. These brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying Consolidated Financial Statements include historical financial statements of, and transactions applicable to, the Company and reflect its financial position, results of operations and cash flows.

The Company has interests in an Emirati business venture and in a Kuwaiti business venture with Majid al Futtaim Lifestyle L.L.C. (“MAF”), each of which meets the definition of a variable interest entity (“VIE”). The purpose of the business ventures with MAF is to operate stores in the United Arab Emirates and Kuwait. The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the operating results, assets and liabilities of these VIEs, with the noncontrolling interests’ (“NCI”) portions of net income presented as net income attributable to NCI on the Consolidated Statements of Operations and Comprehensive Income (Loss) and the NCI portion of stockholders equity presented as NCI on the Consolidated Balance Sheets.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. This typically results in a fifty-two week year, but occasionally gives rise to an additional week, resulting in a fifty-three week year, as was the case in Fiscal 2023. Fiscal years are designated in the Consolidated Financial Statements and notes by the calendar year in which the fiscal year commences. All references herein to the Company’s fiscal years are as follows:

Fiscal year	Year ended/ ending	Number of weeks
Fiscal 2021	January 29, 2022	52
Fiscal 2022	January 28, 2023	52
Fiscal 2023	February 3, 2024	53
Fiscal 2024	February 1, 2025	52
Fiscal 2025	January 31, 2026	52

Use of Estimates

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved with estimates, actual results may differ. Additionally, these estimates and assumptions may change as a result of the impact of global economic conditions such as the uncertainty regarding a slowing economy, volatile interest rates, continued inflation, fluctuation in foreign exchange rates, and geopolitical concerns, all of which could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

Abercrombie & Fitch Co.	50	2024 Form 10-K

Abercrombie & Fitch Co.

Reclassifications
In prior periods, the Company included stores and distribution expense and marketing, general and administrative expense as individual expense categories on the Consolidated Statements of Operations and Comprehensive Income (Loss). Stores & distribution expense was recaptioned as selling expense, while marketing, general and administrative expense was recaptioned as general and administrative expense. In conjunction with these changes, all marketing expenses, including amounts previously presented in marketing, general and administrative expense, were moved into selling expense, while certain management and IT costs were moved out of stores and distribution expense and into general and administrative expense. The net changes associated with these reclassifications results in selling expense that is $38.3 million and $35.0 million lower than the stores and distribution expense that was previously presented for Fiscal 2023 and Fiscal 2022, respectively, and in general and administrative expense that is $38.3 million and $35.0 million higher than the marketing, general, and administrative expense that was previously presented for Fiscal 2023 and Fiscal 2022, respectively. Refer to selling expense and general and administrative expense below for details regarding the composition of these expenses categories. There were no changes to operating income (loss) or net income (loss). Prior period amounts have been reclassified to conform to the current fiscal year’s presentation.

Cash and Equivalents

A summary of cash and equivalents on the Consolidated Balance Sheets follows:

(in thousands)	February 1, 2025	February 3, 2024
Cash (1)	$467,642	$524,735
Cash equivalents: (2)
Time deposits	1,013	26,975
Money market funds	304,072	349,174
Cash and equivalents	$772,727	$900,884
(1)    Primarily consists of amounts on deposit with financial institutions.
(2)    Investments with original maturities of less than three months.

Consolidated Statements of Cash Flows Reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Consolidated Statements of Cash Flows:

(in thousands)	Location	February 1, 2025	February 3, 2024	January 28, 2023
Cash and equivalents	Cash and equivalents	$772,727	$900,884	$517,602
Restricted cash and equivalents (1)	Other assets	7,668	8,801	9,967
Cash and equivalents and restricted cash and equivalents		$780,395	$909,685	$527,569
(1)    Restricted cash and equivalents primarily consist of amounts on deposit with banks that are used as collateral for customary non-debt banking commitments and deposits into trust accounts to conform to standard insurance security requirements.

Marketable securities

Marketable securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. Marketable securities consist of short-term investments of time deposits with original maturities greater than three months and with maturities within one year as of balance sheet date. Interest income is recognized when earned. Cash inflows and outflows related to the sale and purchase of marketable securities are classified as investing activities on the Consolidated Statements of Cash Flows.

Refer to Note 5, “INVESTMENTS.”

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

Abercrombie & Fitch Co.	51	2024 Form 10-K

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

Property and Equipment, Net

Depreciation of property and equipment is computed for financial reporting purposes on a straight-line basis using the following service lives:

Category of property and equipment	Service lives
Information technology	3 - 7 years
Furniture, fixtures and equipment	3 - 10 years
Leasehold improvements	1 - 15 years
Other property and equipment	5 years
Buildings	30 years

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

Abercrombie & Fitch Co.	52	2024 Form 10-K

Abercrombie & Fitch Co.

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

Amortization and interest expense related to operating lease right-of-use assets and liabilities are generally calculated on a straight-line basis over the lease term. Amortization and interest expense related to previously impaired operating lease right-of-use assets are calculated on a front-loaded pattern. Depending on the nature of the operating lease, amortization and interest expense are primarily recorded within selling expense, or general and administrative expense, on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Abercrombie & Fitch Co.	53	2024 Form 10-K

Abercrombie & Fitch Co.

If the sum of the estimated future undiscounted cash flows attributable to an asset group is less than its carrying amount, and it is determined that the carrying amount of the asset group is not recoverable, management determines if there is an impairment loss by comparing the carrying amount of the asset group to its fair value. Fair value of an asset group measured on a non-recurring basis is based on the highest and best use of the asset group, often using a discounted cash flow model that utilizes Level 3 fair value inputs. The key assumptions used in the Company’s fair value analyses are estimated sales growth rate and comparable market rents. An impairment loss is recognized based on the excess of the carrying amount of the asset group over its fair value.

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

The Company defers costs incurred with the implementation of a cloud computing arrangement (“CCA”) that is a service contract. The deferred implementation costs of cloud computing arrangements are amortized on a straight-line basis over the term of the cloud computing arrangement, generally ranging from 1 to 5 years, in general and administrative expenses on Consolidated Statements of Operations and Comprehensive Income (Loss). The eligible implementation costs incurred of a cloud computing arrangement are included in other assets on the Consolidated Balance Sheets, and in operating cash flows of the Consolidated statements of cash flows. The deferred CCA implementation costs were $73.3 million and $49.9 million, net of accumulated amortization of $25.5 million and $12.2 million for the years ended February 1, 2025 and February 3, 2024, respectively.

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

Refer to Note 5, “INVESTMENTS.”

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

As of February 1, 2025 and February 3, 2024, $88.4 million and $72.4 million of SCF program liabilities were recorded in accounts payable in the Consolidated Balance Sheets, respectively, and reflected as a cash flow from operating activities in the Consolidated Statements of Cash Flows when settled.

Abercrombie & Fitch Co.	54	2024 Form 10-K

Abercrombie & Fitch Co.

The following table provides activity in the SCF program for Fiscal 2024:

(in thousands)	Fiscal 2024
Confirmed obligations outstanding at the beginning of the period	$72,376
Invoices confirmed during the period	440,125
Confirmed invoices paid during the period	(424,112)
Confirmed obligations outstanding at the end of the period	$88,389

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

Gains and losses resulting from the remeasurement of monetary assets and liabilities are included in other operating income, net, whereas translation adjustments and gains and losses associated with measuring inter-company loans of a long-term investment nature are reported as an element of other comprehensive income (loss).

Abercrombie & Fitch Co.	55	2024 Form 10-K

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

Refer to Note 14, “DERIVATIVE INSTRUMENTS.”

Stockholders’ Equity

A summary of the Company’s Class A Common Stock, $0.01 par value, and Class B Common Stock, $0.01 par value, follows:

(in thousands)	February 1, 2025	February 3, 2024
Class A Common Stock
Shares authorized	150,000	150,000
Shares issued	103,300	103,300
Shares outstanding	49,735	50,500
Class B Common Stock (1)
Shares authorized	106,400	106,400
(1)    No shares were issued or outstanding as of each of February 1, 2025 and February 3, 2024.

Holders of Class A Common Stock generally have identical rights to holders of Class B Common Stock, except holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to three votes per share on all matters submitted to a vote of stockholders.

Abercrombie & Fitch Co.	56	2024 Form 10-K

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

Selling Expense

Selling expense on the Consolidated Statements of Operations and Comprehensive Income (Loss) is comprised of stores, fulfillment and marketing expenses. Stores expenses include non-management employee compensation; costs associated with operating stores including occupancy costs; including lease costs; utilities and other landlord expenses; depreciation and amortization; repairs and maintenance. Fulfillment costs primarily consists of costs related to the Company’s digital operations; shipping and handling costs; non-management employee compensation; and distribution center (“DC”) expenses. Marketing expenses include costs associated with the Company’s marketing and advertising activities.

Abercrombie & Fitch Co.	57	2024 Form 10-K

Abercrombie & Fitch Co.

A summary of shipping and handling costs, which includes costs incurred to store, move and prepare product for shipment and costs incurred to physically move product to our customers across channels, follows:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Shipping and handling costs	$410,004	$362,545	$356,280

Marketing costs consist primarily of paid media advertising, direct digital advertising, including e-mail distribution, digital content and in-store photography and signage.

Marketing costs related specifically to digital operations are expensed as incurred and the production of in-store photography and signage is expensed when the marketing campaign commences. All other marketing costs are expensed as incurred.

A summary of marketing costs follows:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Marketing costs	$270,598	$217,276	$189,347

General and Administrative Expense

General and administrative expense on the Consolidated Statements of Operations and Comprehensive Income (Loss) primarily consists of: home office and support functions including; store management and DC management compensation; information technology; outside services, such as legal and consulting; depreciation, primarily related to IT and other home office assets; amortization related to trademark assets; costs to design and develop the Company’s merchandise; relocation; recruiting; and travel expenses.

Other Operating Income, Net

Other operating income, net on the Consolidated Statements of Operations and Comprehensive Income (Loss) primarily consists of gains and losses resulting from foreign-currency-denominated transactions. A summary of foreign-currency-denominated transaction gains (losses), including those related to derivative instruments, follows:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Foreign-currency-denominated transaction gains (losses)	$2,665	$1,936	$(1,626)

Interest Expense and Interest Income

Interest expense primarily consists of interest expense on the Company’s long-term borrowings outstanding. Interest income primarily consists of interest income earned on the Company’s investments and cash holdings and realized gains from the Rabbi Trust assets.

Share-based Compensation

The Company issues shares of Class A Common Stock, $0.01 par value (the “Common Stock”) from treasury stock upon exercise of stock appreciation rights and vesting of restricted stock units, including those converted from performance share awards. As of February 1, 2025, the Company had sufficient treasury stock available to settle restricted stock units and stock appreciation rights outstanding. Settlement of stock awards in Common Stock also requires that the Company have sufficient shares available in stockholder-approved plans at the applicable time.

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

Abercrombie & Fitch Co.	58	2024 Form 10-K

Abercrombie & Fitch Co.

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

Refer to Note 13, “SHARE-BASED COMPENSATION.”

Net Income per Share Attributable to A&F

Net income per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of Common Stock. Additional information pertaining to net income per share attributable to A&F follows:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Shares of Common Stock issued	103,300	103,300	103,300
Weighted-average treasury shares	(52,461)	(53,050)	(52,993)
Weighted-average — basic shares	50,839	50,250	50,307
Dilutive effect of share-based compensation awards	2,132	2,476	2,020
Weighted-average — diluted shares	52,971	52,726	52,327
Anti-dilutive shares (1)	220	541	2,233

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

Abercrombie & Fitch Co.	59	2024 Form 10-K

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
		January 29, 2023	The Company adopted this guidance by enhancing supply chain financing disclosures to include roll-forward activity. Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”
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
		February 1, 2025	The Company adopted this guidance by enhancing segment reporting footnote disclosures to include significant segment expenses. Refer to Note 17, “SEGMENT REPORTING.
Standards not yet adopted
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

ASU 2025-01 - Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date

The update requires a disaggregated disclosure of income statement expenses. The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The update is effective for fiscal years beginning after December 15, 2026 and interim period periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted.
Other than the new disclosure requirements, the adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.

Abercrombie & Fitch Co.	60	2024 Form 10-K

Abercrombie & Fitch Co.

3. REVENUE RECOGNITION

Disaggregation of revenue

All revenues are recognized in net sales in the Consolidated Statements of Operations and Comprehensive Income (Loss). For information regarding the disaggregation of revenue, refer to Note 17, “SEGMENT REPORTING.”

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of February 1, 2025, February 3, 2024 and January 28, 2023:

(in thousands)	February 1, 2025	February 3, 2024	January 28, 2023
Gift card liability (1)	$45,364	$41,144	$39,235
Loyalty programs liability	32,199	27,937	25,640
(1)Includes $19.8 million and $20.0 million of revenue recognized during Fiscal 2024 and Fiscal 2023, respectively, that was included in the gift card liability at the beginning of February 3, 2024 and January 28, 2023, respectively.

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for Fiscal 2024, Fiscal 2023, and Fiscal 2022:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Revenue associated with gift card redemptions and gift card breakage	$141,380	$112,749	$98,488
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	65,776	56,406	48,624

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Revenue recognition,” for discussion regarding significant accounting policies related to the Company’s revenue recognition.

Abercrombie & Fitch Co.	61	2024 Form 10-K

Abercrombie & Fitch Co.

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

The three levels of the hierarchy and the distribution of the Company’s assets and liabilities that are measured at fair value on a recurring basis, were as follows:

	Assets and Liabilities at Fair Value as of February 1, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$304,072	$1,013	$—	$305,085
Derivative instruments (2)	—	4,315	—	4,315
Rabbi Trust assets (3)	1,164	53,921	—	55,085
Restricted cash equivalents (1)	3,070	1,496	—	4,566
Total assets	$308,306	$60,745	$—	$369,051

	Assets and Liabilities at Fair Value as of February 3, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$349,174	$26,975	$—	$376,149
Derivative instruments (2)	—	1,092	—	1,092
Rabbi Trust assets (3)	1,164	52,521	—	53,685
Restricted cash equivalents (1)	4,282	1,420	—	5,702
Total assets	$354,620	$82,008	$—	$436,628
Liabilities:
Derivative instruments (2)	$—	$539	$—	$539
Total liabilities	$—	$539	$—	$539
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
•Time deposits with original maturities of three months or less, which were valued at cost, approximating fair value, due to the short-term nature of these investments and;
•Derivative instruments, primarily foreign currency exchange forward contracts, which were valued using quoted market prices of the same or similar instruments, adjusted for counterparty risk.

The Company also holds certain investments that are not measured at fair value on a recurring basis on the Consolidated Balance Sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of time deposits with maturities less than one year, which are valued at amortized cost, approximating fair value.

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

Abercrombie & Fitch Co.	62	2024 Form 10-K

Abercrombie & Fitch Co.

5. INVESTMENTS

Investments consisted of:

	February 1, 2025	February 3, 2024
(in thousands)
Investments
Marketable securities
Time deposits	$116,221	$—
Total Marketable securities	$116,221	$—

Rabbi Trust assets (1)
Trust-owned life insurance policies (at cash surrender value)	$53,921	$52,521
Money market funds	1,164	1,164
Total Rabbi Trust assets	$55,085	$53,685
(1)Rabbi Trust assets are included in Other assets on the Consolidated Balance Sheets and are restricted as to their use.

Realized gains resulting from the change in cash surrender value and benefits paid pursuant to the trust-owned life insurance policies of the Rabbi Trust assets for Fiscal 2024, Fiscal 2023 and Fiscal 2022 were as follows:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Realized gains related to Rabbi Trust assets	$1,400	$1,978	$1,409

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” for further discussion related to the Company’s Marketable securities and Rabbi Trust assets.

6. INVENTORIES

Inventories consisted of:

(in thousands)	February 1, 2025	February 3, 2024
Inventories at original cost	$603,602	$500,020
Less: Lower of cost and net realizable value adjustment	(28,597)	(30,554)
Inventories (1)	$575,005	$469,466

(1)     Included $115.0 million and $103.5 million of inventory in transit, merchandise owned by the Company that has not yet been received at a Company DC, as of February 1, 2025 and February 3, 2024, respectively.

A summary of the Company’s vendors based on location and the percentage of cost of merchandise receipts during Fiscal 2024, Fiscal 2023 and Fiscal 2022 follows:

	% of Total Company Merchandise Receipts (1)
Location	Fiscal 2024	Fiscal 2023	Fiscal 2022
Vietnam	35%	34%	33%
Cambodia	22	19	17
India	12	12	9
China (2)	7	9	13
Other (3)	24	26	28
Total	100%	100%	100%

(1)    Calculated as the cost of merchandise receipts from all vendors within a country during the respective fiscal year divided by cost of total merchandise receipts during the respective fiscal year.
(2)    Only a portion of the Company’s total merchandise sourced from China is subject to the additional U.S. tariffs on imported consumer goods that were effective beginning in Fiscal 2019. The Company estimates approximately 5%, 7%, and 9% of total merchandise receipts were directly imported to the United States from China in Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.
(3)    No country included within this category sourced more than 10% of total merchandise receipts during any fiscal year presented above.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Inventories,” for discussion regarding significant accounting policies related to the Company’s inventories.

Abercrombie & Fitch Co.	63	2024 Form 10-K

Abercrombie & Fitch Co.

7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	February 1, 2025	February 3, 2024
Land	$28,599	$28,599
Buildings	238,131	238,185
Furniture, fixtures and equipment	657,849	632,056
Information technology	796,163	718,693
Leasehold improvements	842,824	846,097
Construction in progress	41,166	44,359
Other	1,139	1,195
Total	2,605,871	2,509,184
Less: Accumulated depreciation	(2,030,098)	(1,971,151)
Property and equipment, net	$575,773	$538,033

Depreciation expense for Fiscal 2024, Fiscal 2023 and Fiscal 2022 was $150.8 million, $138.5 million and $129.7 million, respectively.

Refer to Note 9, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during Fiscal 2024, Fiscal 2023 and Fiscal 2022.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Property and equipment, net,” for discussion regarding significant accounting policies related to the Company’s property and equipment, net.

8. LEASES

The Company is a party to leases related to its Company-operated retail stores, as well as for certain of its DCs, office space, information technology and equipment.

The following table provides a summary of the Company’s operating lease costs for Fiscal 2024, Fiscal 2023 and Fiscal 2022:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Single lease cost (1)	$264,794	$248,567	$246,824
Variable lease cost (2)	186,795	168,881	150,909
Operating lease right-of-use asset impairment (3)	5,470	1,440	6,248
Sublease income	(3,928)	(3,949)	(3,826)
Total operating lease cost	$453,131	$414,939	$400,155
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

The following table provides the weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rate used to calculate the Company’s operating lease liabilities as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
Weighted-average remaining lease term (years)	4.9	4.7
Weighted-average discount rate	6.8%	6.7%

Abercrombie & Fitch Co.	64	2024 Form 10-K

Abercrombie & Fitch Co.

The following table provides a maturity analysis of the Company’s operating lease liabilities, based on undiscounted cash flows, as of February 1, 2025:

(in thousands)	February 1, 2025
Fiscal 2025	$267,902
Fiscal 2026	251,475
Fiscal 2027	195,994
Fiscal 2028	158,969
Fiscal 2029	111,943
Fiscal 2030 and thereafter	143,695
Total undiscounted operating lease payments	1,129,978
Less: Imputed interest	(178,365)
Present value of operating lease liabilities	$951,613

During Fiscal 2020, the Company entered into a sublease agreement with a third party for the remaining lease term of one of its European Abercrombie & Fitch flagship store locations upon its closure. As of February 1, 2025, future minimum tenant operating lease payments remaining under this sublease were $11.1 million with a remaining sublease term of 2.8 years.

The Company had minimum commitments related to operating lease contracts that have not yet commenced, primarily for its Company-operated retail stores, of approximately $135.0 million as of February 1, 2025.

9. ASSET IMPAIRMENT

The following table provides additional details related to long-lived asset impairment charges:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Operating lease right-of-use asset impairment	$5,470	$1,441	$6,248
Property and equipment asset impairment (1)	6,126	6,848	7,783
Total asset impairment (2)	$11,596	$8,289	$14,031
(1)Amounts for Fiscal 2024 and Fiscal 2023 only include store asset impairment. Amounts for Fiscal 2022 include store asset impairment of $4.8 million and other asset impairment of $3.0 million.
(2)Included in Selling expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Asset impairment charges for Fiscal 2024 were related to certain of the Company’s store assets, primarily in the APAC segment. The impairment charges for Fiscal 2024 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $8.2 million, including $7.3 million related to operating lease right-of-use assets.

Asset impairment charges for Fiscal 2023 were related to certain of the Company’s store assets, primarily in the Americas and EMEA segments. The impairment charges for Fiscal 2023 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $28.1 million, including $23.7 million related to operating lease right-of-use assets.

Asset impairment charges for Fiscal 2022 were related to certain of the Company’s assets including stores across segments, brands and store formats and other assets. The impairment charges for Fiscal 2022 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $39.7 million, including $37.0 million related to operating lease right-of-use assets.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Long-lived Asset Impairment,” for discussion regarding significant accounting policies related to impairment of the Company’s long-lived assets.

Abercrombie & Fitch Co.	65	2024 Form 10-K

Abercrombie & Fitch Co.

10. ACCRUED EXPENSES

Accrued expenses consisted of:

(in thousands)	February 1, 2025	February 3, 2024
Accrued payroll and related costs (1)	$92,504	$100,825
Accrued marketing	77,509	52,792
Other (2)	334,909	283,038
Accrued expenses	$504,922	$436,655
(1)    Accrued payroll and related costs include salaries, incentive compensation, benefits, withholdings and other payroll-related costs.
(2)    Other primarily includes the Company’s gift card and loyalty programs liabilities, accrued taxes, accrued rent and expenses incurred but not yet paid primarily related to outside services associated with store and home office operations, construction in progress and costs related to the Company’s DCs and digital operations. Refer to Note 3, “REVENUE RECOGNITION.”

11. INCOME TAXES

Impact of valuation allowances and other tax benefits during Fiscal 2024

During Fiscal 2024, the Company did not recognize income tax benefits on $53.8 million of pre-tax losses, primarily in Switzerland, resulting in adverse tax impacts of $8.2 million.

As of February 1, 2025, the Company had foreign net deferred tax assets of approximately $35.7 million, including $8.2 million, $5.4 million, and $13.4 million in China, Japan, and the United Kingdom, respectively. While the Company believes that these net deferred tax assets are more-likely-than-not to be realized, it is not a certainty, as the Company continues to evaluate and respond to situations as they emerge. Should circumstances change, the net deferred tax assets may become subject to additional valuation allowances in the future. Additional valuation allowances would result in additional tax expense.

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

Impact of valuation allowances and other tax charges during Fiscal 2022

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

Components of Income Taxes

Income before income taxes consisted of:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Domestic (1)	$757,835	$526,967	$152,608
Foreign	10,842	(42,668)	(85,592)
Income before income taxes	$768,677	$484,299	$67,016
(1)    Includes intercompany charges to foreign affiliates for management fees, cost-sharing, royalties and interest and excludes a portion of foreign income that is currently includable on the U.S. federal income tax return.

Abercrombie & Fitch Co.	66	2024 Form 10-K

Abercrombie & Fitch Co.

Income tax expense consisted of:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Current:
Federal	$150,061	$113,765	$25,577
State	40,942	32,299	10,371
Foreign	15,936	7,565	9,183
Total current	$206,939	$153,629	$45,131

Deferred:
Federal	$(11,664)	$(9,160)	$4,586
State	(834)	(1,196)	122
Foreign	220	5,613	6,792
Total deferred	(12,278)	(4,743)	11,500
Income tax expense	$194,661	$148,886	$56,631

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

Reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
U.S. Federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of U.S. federal income tax effect	4.5	4.9	12.4
Foreign taxation of non-U.S. operations	1.4	1.4	16.2
Internal Revenue Code Section 162(m)	0.7	1.4	4.6
Net change in valuation allowances	0.6	3.4	30.7
Additional U.S. taxation of non-U.S. operations	0.1	0.1	1.3
Credit for increasing research activities	(0.1)	(0.5)	(2.5)
Audit and other adjustments to prior years' accruals, net	(0.2)	(0.2)	5.9
Net income attributable to noncontrolling interests	(0.2)	(0.3)	(2.4)
Tax benefit recognized on share-based compensation expense (2)	(2.5)	(0.5)	(2.6)
Other items, net	—	—	(0.1)
Total	25.3%	30.7%	84.5%
(1)U.S. branch operations in Puerto Rico were subject to tax at the full U.S. tax rates. As a result, income from these operations do not create reconciling items.
(2)Refer to Note 13, “SHARE-BASED COMPENSATION,” for details on discrete income tax benefits and charges related to share-based compensation awards during Fiscal 2024, Fiscal 2023, and Fiscal 2022.

For certain years, the impact of various tax items on the Company's effective tax rate were amplified on a percentage basis at lower levels of consolidated pre-tax income (loss) in absolute dollars. The effective tax rate remains sensitive to jurisdictional mix. The taxation of non-U.S. operations line items in the table above excludes items related to the Company's non-U.S. operations reported separately in the appropriate corresponding line items.

For Fiscal 2024, Fiscal 2023, and Fiscal 2022, the impact of taxation of non-U.S. operations on the Company's effective income tax rate was related to the Company's jurisdictional mix driven primarily by the Company’s operations within Switzerland.

Abercrombie & Fitch Co.	67	2024 Form 10-K

Abercrombie & Fitch Co.

Components of Deferred Income Tax Assets and Deferred Income Tax Liabilities

The effect of temporary differences that gives rise to deferred income tax assets (liabilities) were as follows:

(in thousands)	February 1, 2025	February 3, 2024
Deferred income tax assets:
Operating lease liabilities	$241,873	$211,863
Intangibles, foreign step-up in basis	58,755	62,464
Net operating losses (NOL), tax credit and other carryforwards	91,995	84,872
Accrued expenses and reserves	35,402	35,866
Deferred compensation	18,275	15,717
Inventory	9,996	5,518
Property and equipment and intangibles	1,129	—
Rent	509	1,874
Other	4,971	1,683
Valuation allowances	(151,810)	(146,973)
Total deferred income tax assets	$311,095	$272,884

Deferred income tax liabilities:
Operating lease right-of-use assets	$(223,384)	$(192,020)
Prepaid expenses	(2,809)	(1,832)
Store supplies	(1,835)	(2,100)
Undistributed profits of non-U.S. subsidiaries	(1,400)	(1,271)
U.S. offset to foreign deferred tax assets, excluding intangibles, foreign step-up in basis (1)	(125)	(187)
Property and equipment and intangibles	—	(7,472)
Other	(2,215)	(781)
Total deferred income tax liabilities	$(231,768)	$(205,663)
Net deferred income tax assets (1)	$79,327	$67,221
(1)This table does not reflect deferred taxes classified within AOCL. As of February 1, 2025 and February 3, 2024, AOCL included deferred tax liabilities of $1.0 million and deferred tax liabilities of $0.1 million, respectively.

As of February 1, 2025, the Company had deferred tax assets related to foreign and state NOL and credit carryforwards of $91.9 million and $0.1 million, respectively, that could be utilized to reduce future years’ tax liabilities. If not utilized, a portion of the foreign NOL carryforwards will begin to expire in Fiscal 2026 and a portion of state NOL carryforwards will begin to expire in Fiscal 2029. Some foreign NOLs have an indefinite carryforward period. As of February 1, 2025, the Company did not have any deferred tax assets related to federal NOL and credit carryforwards that could be utilized to reduce future years’ tax liabilities.

The valuation allowances for Fiscal 2024 and 2023 were $151.8 million and $147.0 million, respectively. The valuation allowances as of Fiscal 2024 have been established against deferred tax assets, primarily in Switzerland. All valuation allowances have been reflected through the Consolidated Statements of Operations and Comprehensive Income (Loss). The valuation allowances will remain until there is sufficient positive evidence to release them, such positive evidence would include having positive income within the jurisdiction. In such case, the Company will record an adjustment in the period in which a determination is made. The Company continues to review the need for valuation allowances on a quarterly basis.

Share-based Compensation

Refer to Note 13, “SHARE-BASED COMPENSATION,” for details on income tax benefits and charges related to share-based compensation awards during Fiscal 2024, Fiscal 2023 and Fiscal 2022.

Abercrombie & Fitch Co.	68	2024 Form 10-K

Abercrombie & Fitch Co.

Other

The amount of uncertain tax positions as of February 1, 2025, February 3, 2024 and January 28, 2023, which would impact the Company’s effective tax rate if recognized and a reconciliation of the beginning and ending amounts of uncertain tax positions, excluding accrued interest and penalties, are as follows:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Uncertain tax positions, beginning of the year	$2,751	$2,293	$1,114
Gross addition for tax positions of the current year	611	572	339
Gross addition for tax positions of prior years	1,725	75	907
Reductions of tax positions of prior years for:
Lapses of applicable statutes of limitations	(155)	(70)	(66)
Settlements during the period	(350)	(119)	(1)
Uncertain tax positions, end of year	$4,582	$2,751	$2,293

The IRS is currently conducting an examination of the Company’s U.S. federal income tax returns for Fiscal 2024 and 2023 as part of the IRS’ Compliance Assurance Process program. The IRS examinations for Fiscal 2022 and prior years have been completed. State and foreign returns are generally subject to examination for a period of three to five years after the filing of the respective return. The Company typically has various state and foreign income tax returns in the process of examination, administrative appeals or litigation. The outcome of the examinations is not expected to have a material impact on the Company’s financial statements. The Company believes that some of these audits and negotiations will conclude within the next 12 months and that it is reasonably possible the amount of uncertain income tax positions, including interest, may change by an immaterial amount due to settlement of audits and expiration of statues of limitations.

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

ABL Facility

On August 2, 2024, A&F, as parent and a guarantor, A&F Management, as lead borrower, and certain of A&F’s direct and indirect wholly-owned subsidiaries, as additional borrowers and guarantors, entered into the Second Amendment to the Amended and Restated Credit Agreement (the “Second Amendment”), together with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders. The Second Amendment amended the Amended and Restated Credit Agreement, dated as of April 29, 2021 (the “ABL Credit Agreement”), to, among other things (as described in greater detail below), provide for a $500 million senior secured asset-based revolving credit facility (the “ABL Facility”). The Company incurred customary fees and expenses in connection with the entry into the Second Amendment.

Abercrombie & Fitch Co.	69	2024 Form 10-K

Abercrombie & Fitch Co.

The Second Amendment amended the ABL Credit Agreement to, among other things:
•increase the aggregate commitments thereunder from $400 million to $500 million;
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

As of February 1, 2025, availability under the ABL Facility was $500 million, net of $0.4 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the Loan Cap or $36 million under the ABL Facility, borrowing capacity available to the Company under the ABL Facility was $450 million as of February 1, 2025.

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

Certain of the agreements related to the ABL Facility also contain certain affirmative covenants, including reporting requirements, such as delivery of financial statements, certificates and notices of certain events, maintaining insurance and providing additional guarantees and collateral in certain circumstances.

The Company was in compliance with all covenants under these agreements as of February 1, 2025.

13. SHARE-BASED COMPENSATION

Plans

As of February 1, 2025, the Company had two primary share-based compensation plans: (i) the 2016 Directors LTIP, with 900,000 shares of Common Stock authorized for issuance, under which the Company is authorized to grant restricted stock, restricted stock units, stock appreciation rights, stock options and deferred stock awards to non-associate members of the Board of Directors; and (ii) the 2016 Associates LTIP, with 10,965,000 shares of Common Stock authorized for issuance, under which the Company is authorized to grant restricted stock, restricted stock units, performance share awards, stock appreciation rights and stock options to associates of the Company. The Company also has outstanding shares from two other share-based compensation plans under which the Company granted restricted stock units, performance share awards, stock appreciation rights and stock options to associates of the Company and restricted stock units, stock options and deferred stock awards to non-associate members of the Board of Directors in prior years. No new shares may be granted under these previously-authorized plans and any outstanding awards continue in effect in accordance with their respective terms.

Abercrombie & Fitch Co.	70	2024 Form 10-K

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

Financial Statement Impact

The following table details share-based compensation expense and the related income tax benefit for Fiscal 2024, Fiscal 2023 and Fiscal 2022:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Share-based compensation expense	$38,667	$40,122	$28,995
Income tax benefit associated with share-based compensation expense recognized during the period	5,117	4,350	3,515

The following table details discrete income tax benefits and charges related to share-based compensation awards during Fiscal 2024, Fiscal 2023 and Fiscal 2022:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Income tax discrete benefits realized for tax deductions related to the issuance of shares during the period	$19,474	$2,709	$1,956
Income tax discrete charges realized upon cancellation of stock appreciation rights during the period	—	(101)	(226)
Total income tax discrete benefits related to share-based compensation awards	$19,474	$2,608	$1,730

The following table details the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights for the Fiscal 2024, Fiscal 2023 and Fiscal 2022:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Employee tax withheld upon issuance of shares (1)	$70,208	$29,485	$14,464
(1)    Classified within other financing activities on the Consolidated Statements of Cash Flows.

Abercrombie & Fitch Co.	71	2024 Form 10-K

Abercrombie & Fitch Co.

Restricted Stock Units

The following table summarizes activity for restricted stock units for Fiscal 2024:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares (1)	Weighted- Average Grant Date Fair Value	Number of Underlying Shares (1)	Weighted- Average Grant Date Fair Value
Unvested at February 3, 2024	1,886,085	$27.12	521,212	$30.03	260,619	$43.90
Granted	241,183	123.15	53,775	120.56	26,895	180.71
Change due to performance criteria achievement	—	—	150,446	32.10	75,227	50.34
Vested	(876,699)	25.02	(300,892)	32.10	(150,454)	50.34
Forfeited	(77,384)	35.95	—	—	—	—
Unvested at February 1, 2025 (1)	1,173,185	$47.95	424,541	$40.76	212,287	$58.95
(1)    Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can be achieved at up to 200% of their target vesting amount.

The following table details unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units as of February 1, 2025:

(in thousands)	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost	$36,477	$13,983	$5,211
Remaining weighted-average period cost is expected to be recognized (years)	0.9	0.9	0.9
Additional information pertaining to restricted stock units for Fiscal 2024, Fiscal 2023 and Fiscal 2022 follows:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Service-based restricted stock units:
Total grant date fair value of awards granted	$29,702	$26,237	$28,878
Total grant date fair value of awards vested	21,935	23,326	16,794
Total intrinsic value of awards vested	115,768	44,110	28,037

Performance-based restricted stock units:
Total grant date fair value of awards granted	6,483	6,300	5,600
Total grant date fair value of awards vested	9,659	—	4,482
Total intrinsic value of awards vested	39,670	—	6,468

Market-based restricted stock units:
Total grant date fair value of awards granted	4,860	4,576	3,852
Total grant date fair value of awards vested	7,574	16,040	4,105
Total intrinsic value of awards vested	19,836	24,890	3,768

Abercrombie & Fitch Co.	72	2024 Form 10-K

Abercrombie & Fitch Co.

The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during Fiscal 2024, Fiscal 2023 and Fiscal 2022 were as follows:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Grant date market price	$120.56	$28.36	$30.24
Fair value	180.71	41.20	41.60
Assumptions:
Price volatility	59%	63%	66%
Expected term (years)	2.9	2.9	2.8
Risk-free interest rate	4.3%	4.6%	2.5%
Dividend yield	—	—	—
Average volatility of peer companies	51.8%	66.0%	72.3%
Average correlation coefficient of peer companies	0.4866	0.5295	0.515

Stock Appreciation Rights

The following table summarizes stock appreciation rights activity for Fiscal 2024:

	Number of Underlying Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (years)
Outstanding at February 3, 2024	25,600	$29.29
Granted	—	—
Exercised	(25,600)	29.29
Forfeited or expired	—	—
Outstanding at February 1, 2025	—	$—	$—	0.0
Stock appreciation rights exercisable at February 1, 2025	—	$—	$—	0.0
The following table provides additional information pertaining to grant date fair value of awards exercised during Fiscal 2024, Fiscal 2023 and Fiscal 2022:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Total grant date fair value of awards exercised	$267	$1,409	$—

No stock appreciation rights were exercised during Fiscal 2022.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Share-Based Compensation,” for discussion regarding significant accounting policies related to share-based compensation.

Abercrombie & Fitch Co.	73	2024 Form 10-K

Abercrombie & Fitch Co.

14. DERIVATIVE INSTRUMENTS

As of February 1, 2025, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory transactions, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount (1)
Euro	$72,219
British pound	79,206
Canadian dollar	26,186
(1)Amounts reported are the U.S. Dollar notional amounts outstanding as of February 1, 2025.

The fair value of derivative instruments is determined using quoted market prices of the same or similar instruments, adjusted for counterparty risk. The location and amounts of derivative fair values of foreign currency exchange forward contracts on the Consolidated Balance Sheets as of February 1, 2025, and February 3, 2024 were as follows:

(in thousands)	Location	February 1, 2025	February 3, 2024	Location	February 1, 2025	February 3, 2024
Derivatives designated as cash flow hedging instruments	Other current assets	$4,315	$1,090	Accrued expenses	$—	$539
Derivatives not designated as hedging instruments	Other current assets	—	2	Accrued expenses	—	—
Total		$4,315	$1,092		$—	$539

Refer to Note 4, “FAIR VALUE,” for further discussion of the determination of the fair value of derivative instruments. Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for Fiscal 2024, Fiscal 2023 and Fiscal 2022 follows:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Gain recognized in AOCL (1)	$6,473	$3,618	$2,844
Gain(loss) reclassified from AOCL into cost of sales, exclusive of depreciation and amortization (2)	2,113	(1,846)	13,781
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

Substantially all of the unrealized gains or losses related to foreign currency exchange forward contracts designated as cash flow hedging instruments as of February 1, 2025 will be recognized within the Consolidated Statements of Operations and Comprehensive Income (Loss) over the next 12 months.

Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for Fiscal 2024, Fiscal 2023 and Fiscal 2022 follows:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Gain(loss) recognized in other operating income, net	$370	$(1,206)	$1,226

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Derivative Instruments,” for discussion regarding significant accounting policies related to the Company’s derivative instruments.

Abercrombie & Fitch Co.	74	2024 Form 10-K

Abercrombie & Fitch Co.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

For Fiscal 2024, the activity in AOCL was as follows:

	Fiscal 2024
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 3, 2024	$(136,532)	$564	$(135,968)
Other comprehensive (loss) income before reclassifications	(7,351)	6,473	(878)
Reclassified gain from AOCL (1)	—	(2,113)	(2,113)
Tax effect	—	(192)	(192)
Other comprehensive (loss) income after reclassifications	(7,351)	4,168	(3,183)
Ending balance at February 1, 2025	$(143,883)	$4,732	$(139,151)
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

16. SAVINGS AND RETIREMENT PLANS

The Company maintains the Abercrombie & Fitch Co. Savings and Retirement Plan, a qualified plan. All U.S. associates are eligible to participate in this plan if they are at least 21 years of age. In addition, the Company maintains the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan, comprised of two sub-plans (Plan I and Plan II). Plan I contains contributions made through December 31, 2004, while Plan II contains contributions made on and after January 1, 2005. Participation in these plans is based on service and compensation. The Company’s contributions to these plans are based on a percentage of associates’ eligible annual compensation. The cost of the Company’s contributions to these plans was $18.0 million, $16.9 million and $14.7 million for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.

Abercrombie & Fitch Co.	75	2024 Form 10-K

Abercrombie & Fitch Co.

In addition, the Company maintains the Supplemental Executive Retirement Plan, which provides retirement income to its former Chief Executive Officer for life, based on averaged compensation before retirement, including base salary and cash incentive compensation. As of February 1, 2025 and February 3, 2024, the Company had recorded $6.1 million and $6.7 million, respectively, in other liabilities on the Consolidated Balance Sheets related to Supplemental Executive Retirement Plan distributions.

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

The group comprised of the Company’s (i) Chief Executive Officer, (ii) Chief Operating Officer, and (iii) Chief Financial Officer functions as the Company’s CODM. The Company’s CODM manages business operations and evaluates the performance of each segment based on the net sales and operating income (loss) of the segment. The CODM considers actual performance relative to expectations, and growth potential to determine the appropriate allocation of resources to each segment.

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

Abercrombie & Fitch Co.	76	2024 Form 10-K

Abercrombie & Fitch Co.

The following tables provide the Company’s segment information as of February 1, 2025 and February 3, 2024, and for Fiscal 2024, Fiscal 2023 and Fiscal 2022.

	Fiscal 2024
	Americas (1)	EMEA	APAC	Total
Net Sales	$4,027,514	$770,519	$150,554	$4,948,587
Cost of sales, exclusive of depreciation and amortization	1,436,161	285,734	52,031	1,773,926
Store occupancy (2)	327,458	114,664	33,545	475,667
Fulfillment (2)	403,114	83,832	19,306	506,252
Other expense (3)	650,288	176,468	57,683	884,439
Segment income (loss)	$1,210,493	$109,821	$(12,011)	$1,308,303
Operating loss not attributed to segments:
Corporate and other unallocated expenses (4)				(567,483)
Operating income				$740,820
Interest expense (income), Net				(27,857)
Income before taxes				$768,677

Depreciation and amortization	$85,207	$25,070	$7,975	$118,252
Depreciation and amortization not attributed to segments				35,521
Total depreciation and amortization				$153,773

Capital expenditures	$99,571	$17,764	$15,240	$132,575
Capital expenditures not attributed to segments				50,328
Total capital expenditures				$182,903

	Fiscal 2023
	Americas (1)	EMEA	APAC	Total
Net Sales	$3,455,674	$687,095	$137,908	$4,280,677
Cost of sales, exclusive of depreciation and amortization	1,279,050	259,347	48,868	1,587,265
Store occupancy (2)	312,340	120,118	30,982	463,440
Fulfillment (2)	353,538	72,610	17,505	443,653
Other expense (3)	570,454	153,804	51,111	775,369
Segment income (loss)	$940,292	$81,216	$(10,558)	$1,010,950
Operating loss not attributed to segments:
Corporate and other unallocated expenses (4)				(526,279)
Operating income				$484,671
Interest expense (income), Net				372
Income before taxes				$484,299

Depreciation and amortization	$73,779	$26,782	$5,921	$106,482
Depreciation and amortization not attributed to segments				34,622
Total depreciation and amortization				$141,104

Capital expenditures	$78,062	$26,019	$4,331	$108,412
Capital expenditures not attributed to segments				49,385
Total capital expenditures				$157,797

Abercrombie & Fitch Co.	77	2024 Form 10-K

Abercrombie & Fitch Co.

	Fiscal 2022
	Americas (1)	EMEA	APAC	Total
Net Sales	$2,920,157	$658,794	$118,800	$3,697,751
Cost of sales, exclusive of depreciation and amortization	1,262,429	287,618	43,166	1,593,213
Store occupancy (2)	299,678	105,868	39,831	445,377
Fulfillment (2)	356,506	69,466	18,563	444,535
Other expense (3)	518,099	150,657	46,347	715,103
Segment income (loss)	$483,445	$45,185	$(29,107)	$499,523
Operating loss not attributed to segments:
Corporate and other unallocated expenses (4)				(406,875)
Operating income				$92,648
Interest expense (income), Net				25,632
Income before taxes				$67,016

Depreciation and amortization	75,231	21,497	8,123	$104,851
Depreciation and amortization not attributed to segments				27,392
Total depreciation and amortization				$132,243

Capital expenditures	102,030	32,206	1,249	$135,485
Capital expenditures not attributed to segments				29,081
Total capital expenditures				$164,566
(1)Includes the U.S., Canada, and Latin America. Net sales in the U.S. were $3.8 billion, $3.3 billion, and $2.8 billion in Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively.
(2)Included in selling expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(3)Other expense includes store payroll, other direct store controllable and marketing expenses included in selling expense, as well as allocated and support related expenses included in general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(4)Corporate and other unallocated expenses represent corporate overhead expenses that have not been allocated to any segment.

(in thousands)	February 1, 2025	February 3, 2024	January 28, 2023
Assets
Inventories
Americas	$463,148	$372,371	$404,040
EMEA	88,728	77,125	80,447
APAC	23,129	19,970	21,134
Total inventories	$575,005	$469,466	$505,621
Assets not attributed to Segments	2,724,882	2,504,767	2,207,479
Total assets	$3,299,887	$2,974,233	$2,713,100

The Company’s long-lived assets and intellectual property, which primarily relates to trademark assets associated with the Company’s global operations, by geographic area as of February 1, 2025, February 3, 2024, and January 28, 2023 were as follows:

(in thousands)	February 1, 2025	February 3, 2024	January 28, 2023
Americas (1) (2)	$991,673	$897,315	$929,381
EMEA (3)	292,285	288,967	317,712
APAC	114,388	50,324	49,771
Total	$1,398,346	$1,236,606	$1,296,864
(1)Includes the U.S., Canada, and Latin America. Long-lived assets and intellectual property located in the U.S. were $965 million, $880 million, and $911 million as of February 1, 2025, February 3, 2024, and January 28, 2023 respectively.
(2)Includes intellectual property of $2.9 million, $2.9 million, and $3.4 million at February 1, 2025, February 3, 2024, and January 28, 2023, respectively.
(3)Includes intellectual property of $16.6 million, $17.4 million, and $18.3 million at February 1, 2025, February 3, 2024, and January 28, 2023, respectively.

Abercrombie & Fitch Co.	78	2024 Form 10-K

Abercrombie & Fitch Co.

Brand Information

The following table provides additional disaggregated revenue information, which is categorized by brand, for Fiscal 2024, Fiscal 2023 and Fiscal 2022 were as follows:

(in thousands)	Fiscal 2024	Fiscal 2023	Fiscal 2022
Abercrombie	$2,556,434	$2,201,686	$1,734,866
Hollister	2,392,153	2,078,991	1,962,885
Total	$4,948,587	$4,280,677	$3,697,751

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

Abercrombie & Fitch Co.	79	2024 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Abercrombie & Fitch Co.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Abercrombie & Fitch Co. and its subsidiaries (the “Company”) as of February 1, 2025 and February 3, 2024, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended February 1, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Abercrombie & Fitch Co.	80	2024 Form 10-K

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

Impairment of Long-Lived Assets – Stores

As described in Notes 2, 7 and 9 to the consolidated financial statements, the Company’s consolidated property and equipment, net balance was $575.8 million and consolidated operating lease right-of-use assets balance was $803.1 million as of February 1, 2025. During the year ended February 1, 2025, the Company recognized long-lived asset store impairment charges of $11.6 million. The Company’s long-lived assets, primarily operating lease right-of-use assets, leasehold improvements, furniture, fixtures and equipment, are grouped with other assets and liabilities at the store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. On at least a quarterly basis, management reviews the Company’s asset groups for indicators of impairment, which include, but are not limited to, material declines in operational performance, a history of losses, an expectation of future losses, adverse market conditions, store closure or relocation decisions, and any other events or changes in circumstances that would indicate the carrying amount of an asset group might not be recoverable. If an asset group displays an indicator of impairment, it is tested for recoverability by comparing the sum of the estimated future undiscounted cash flows attributable to the asset group to the carrying amount of the asset group. This recoverability test requires management to make assumptions and judgments related, but not limited, to management’s expectations for future cash flows from operating the store. The key assumption used in developing these projected cash flows used in the recoverability test is estimated sales growth rate. If the sum of the estimated future undiscounted cash flows attributable to an asset group is less than its carrying amount, and it is determined that the carrying amount of the asset group is not recoverable, management determines if there is an impairment loss by comparing the carrying amount of the asset group to its fair value. Fair value of an asset group is based on the highest and best use of the asset group, often using a discounted cash flow model that utilizes Level 3 fair value inputs. The key assumptions used in the Company’s fair value analysis are estimated sales growth rate and comparable market rents. An impairment loss is recognized based on the excess of the carrying amount of the asset group over its fair value.

The principal considerations for our determination that performing procedures relating to the impairment of long-lived assets - stores is a critical audit matter are (i) the significant judgment by management when developing the future undiscounted cash flows attributable to an asset group when testing for recoverability and when estimating the fair value of the asset groups to measure for impairment; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimated sales growth rate when developing the future undiscounted cash flows, and comparable market rents when estimating the fair value.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s store impairment assessments, including controls over the recoverability test and fair value estimate of the asset groups. These procedures also included, among others (i) testing management’s process for developing the future undiscounted cash flows attributable to an asset group when testing for recoverability and when estimating the fair value of the asset groups to measure for impairment; (ii) evaluating the appropriateness of the models used by management in estimating the fair value of the asset groups; (iii) testing the completeness and accuracy of underlying data used in the models; and (iv) evaluating the reasonableness of the significant assumptions used by management related to estimated sales growth rate when developing the future undiscounted cash flows and comparable market rents when estimating the fair value. Evaluating management’s assumptions involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the asset groups as it relates to estimated sales growth rate, the consistency with evidence obtained in other areas of the audit as it relates to estimated sales growth rate, and the consistency with external market data as it relates to estimated sales growth rate and comparable market rents.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
March 31, 2025

We have served as the Company’s auditor since 1996.

Abercrombie & Fitch Co.	81	2024 Form 10-K

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

A&F maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in the reports that A&F files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to A&F’s management, including A&F’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Senior Vice President, Chief Financial Officer of A&F (who serves as Principal Financial Officer of A&F), evaluated the effectiveness of A&F’s disclosure controls and procedures as of February 1, 2025. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Senior Vice President, Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of February 1, 2025, the end of the period covered by this Annual Report on Form 10-K.

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

With the participation of the Chief Executive Officer of A&F and the Senior Vice President and Chief Financial Officer of A&F, management evaluated the effectiveness of A&F’s internal control over financial reporting as of February 1, 2025 using criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment of A&F’s internal control over financial reporting, under the criteria described in the preceding sentence, management has concluded that, as of February 1, 2025, A&F’s internal control over financial reporting was effective.

The effectiveness of A&F’s internal control over financial reporting as of February 1, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in A&F’s internal control over financial reporting during the quarter ended February 1, 2025 that have materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

Abercrombie & Fitch Co.	82	2024 Form 10-K

Item 9B.    Other Information

Rule 10b5-1 Trading Plans

During the thirteen weeks ended February 1, 2025, no director or officer of the Company adopted a new “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” and no director or officer of the Company modified or terminated an existing “Rule 10b5-1 trading arrangement ” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Abercrombie & Fitch Co.	83	2024 Form 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS, EXECUTIVE OFFICERS AND PERSONS NOMINATED OR CHOSEN TO BECOME DIRECTORS OR EXECUTIVE OFFICERS

Information concerning directors will be included under the caption “Proposal 1 — Election of Directors” in A&F’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) and is incorporated by reference herein. Information concerning executive officers is included under the caption “INFORMATION ABOUT OUR EXECUTIVE OFFICERS” within “ITEM 1. BUSINESS” in this Annual Report on Form 10-K and is incorporated by reference herein.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information concerning beneficial ownership reporting compliance under Section 16(a) of the Exchange Act will be included under the caption “Ownership of Our Shares — Delinquent Section 16(a) Reports” in the 2025 Proxy Statement and is incorporated by reference herein.

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

INSIDER TRADING POLICY

The Company has adopted insider trading policies and procedures regarding securities transactions (the “Insider Trading Policy”) that apply to all officers, directors, employees, consultants and contractors of the Company and its subsidiaries, as well as the Company itself. The Company believes that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of the Company’s securities, as well as the applicable rules and regulations of the New York Stock Exchange. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

AUDIT AND FINANCE COMMITTEE

Information concerning the Audit and Finance Committee of the Board of Directors (the “Audit and Finance Committee”) will be included under the captions “Corporate Governance — Committees of the Board and Meeting Attendance — Committees of the Board” and “Audit and Finance Committee Matters” in the 2025 Proxy Statement and is incorporated by reference herein.

PROCEDURES BY WHICH STOCKHOLDERS MAY RECOMMEND NOMINEES TO THE BOARD OF DIRECTORS

Information concerning changes in the procedures by which stockholders of A&F may recommend nominees to the Board of Directors will be included under the captions “Corporate Governance — Director Nominations — Stockholder Recommendations and Nominations for Director Candidates,” “Corporate Governance — Director Qualifications and Consideration of Director Candidates,” “Stockholder Proposals and Nominations for 2026 Annual Meeting” and “Additional Information About Our Annual Meeting and Voting — How do I nominate a director using the ‘Proxy Access’ provisions under the Company’s Bylaws?” in the 2025 Proxy Statement and is incorporated by reference herein.

Abercrombie & Fitch Co.	84	2024 Form 10-K

Item 11. Executive Compensation

Information regarding executive compensation will be included under the captions “Corporate Governance — Board Role in Risk Oversight,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Report of the Compensation and Human Capital Committee on Executive Compensation,” and “Executive Compensation Tables” in the 2025 Proxy Statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management will be included under the caption “Ownership of Our Shares” in the 2025 Proxy Statement and is incorporated by reference herein.

Information regarding Common Stock authorized for issuance under A&F’s equity compensation plans will be included under the caption “Equity Compensation Plans” in the 2025 Proxy Statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning relationships and transactions with related persons will be included under the caption “Corporate Governance — Director Independence and Related Person Transactions” in the 2025 Proxy Statement and is incorporated by reference herein.

Information concerning director independence will be included under the captions “Corporate Governance — Board Leadership Structure,” “Corporate Governance — Committees of the Board and Meeting Attendance,” and “Corporate Governance — Director Independence and Related Person Transactions” in the 2025 Proxy Statement and is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Information concerning pre-approval policies and procedures of the Audit and Finance Committee and fees for services rendered by the Company’s principal independent registered public accounting firm will be included under the caption “Audit and Finance Committee Matters — Audit Fees” in the 2025 Proxy Statement and is incorporated by reference herein.

Abercrombie & Fitch Co.	85	2024 Form 10-K

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023.

Consolidated Balance Sheets at February 1, 2025 and February 3, 2024.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023.

Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023.

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

(c) Financial Statement Schedules
    None

Item 16. Form 10-K Summary

None.

Abercrombie & Fitch Co.	86	2024 Form 10-K

Index to Exhibits

Exhibit	Document
3.1
Amended and Restated Certificate of Incorporation of Abercrombie & Fitch Co., reflecting amendments through the date of this Annual Report on Form 10-K, incorporated herein by reference to Exhibit 3.2 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2011 (File No. 001-12107). [This document represents the Amended and Restated Certificate of Incorporation of Abercrombie & Fitch Co. in compiled form incorporating all amendments. This compiled document has not been filed with the Delaware Secretary of State.]

3.2
Amended and Restated Bylaws of Abercrombie & Fitch Co. reflecting amendments through the date of this Annual Report on Form 10-K, incorporated herein by reference to Exhibit 3.1 to A&F's Current Report on Form 8-K dated and filed November 26, 2024 (File No. 001-12107). [This document represents the Amended and Restated Bylaws of Abercrombie & Fitch Co. in compiled form incorporating all amendments.]

4.1	Agreement to furnish instruments and agreements defining rights of holders of long-term debt.
4.2
Description of Abercrombie & Fitch Co.’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, incorporated herein by referenced to Exhibit 4.2 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (File No. 001-12107).

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

10.13
Second Amendment to Amended and Restated Credit Agreement Credit Agreement, dated as of August 2, 2024, among Abercrombie & Fitch Management Co., as Lead Borrower; the other Borrowers and Guarantors party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report 8-K dated and filed August 7, 2024 (File No. 001-12107).

10.14
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

10.15
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

Abercrombie & Fitch Co.	87	2024 Form 10-K

10.16
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

10.17*
Retirement Agreement, dated December 8, 2014, between Michael S. Jeffries and A&F, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed December 9, 2014 (File No. 001-12107).

10.18*
Employment Offer, dated October 8, 2014, between Fran Horowitz and A&F, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed October 15, 2014 (File No. 001-12107).

10.19*
Letter, dated December 16, 2015, between A&F Management and Fran Horowitz setting forth terms of employment as President and Chief Merchandising Officer, incorporated herein by reference to Exhibit 10.74 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (File No. 001-12107).

10.20*
Form of Agreement entered into between A&F Management and Fran Horowitz as of May 10, 2017, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed May 12, 2017 (File No. 001-12107).

10.21*
Non-Compete Amendment entered into between A&F Management and Fran Horowitz as of November 5, 2021 (including a schedule identifying executive officers of A&F party to substantially identical Non-Compete Agreements with A&F Management, incorporated herein by reference to Exhibit 10.1 to A&F’s Quarterly Report on Form 10‑Q for the quarterly period ended October 30, 2021 (File No. 001‑12107).

10.22*
Employment Offer, dated May 6, 2016, between Kristin Scott and A&F, incorporated herein by reference to Exhibit 10.3 to A&F’s Current Report on Form 8-K dated and filed May 23, 2016 (File No. 001-12107).

10.23*
Form of Agreement entered into between A&F Management and Kristin Scott as of May 10, 2017, incorporated herein by reference to Exhibit 10.2 to A&F’s Current Report on Form 8-K dated and filed May 12, 2017 (File No. 001-12107).

10.24*
Separation Agreement entered into by and between A&F Management and Kristin Scott, effective February 13, 2024 (filed herewith), incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K/A dated and filed February 16, 2024 (File No. 001-12107).

10.25*
Employment Offer, dated August 17, 2017, between Scott Lipesky and A&F, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed September 6, 2017 (File No. 001-12107).

10.26*
Form of Agreement entered into between A&F Management and Scott Lipesky as of September 7, 2017, incorporated herein by reference to Exhibit 10.2 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2017 (File No. 001-12107).

10.27*
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

10.31*
Form of Agreement entered into between A&F Management and Robert J. Ball as of November 20, 2024, incorporated herein by reference to Exhibit 10.1 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2024 (File No. 001-12107).

10.32*
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
10.34*
Certificate regarding Approval of Amendment of Section 3(b) of the Abercrombie & Fitch Co. 2005 Long-Term Incentive Plan by Board of Directors of Abercrombie & Fitch Co. on August 20, 2014, incorporated herein by reference to Exhibit 10.11 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 (File No. 001-12107).

10.35*
Amended and Restated Abercrombie & Fitch Co. 2007 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.1 to A&F’s Current Report on Form 8-K dated and filed June 17, 2011 (File No. 001-12107).

10.36*
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

10.39*
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on and after June 16, 2016 and prior to March 7, 2023 (4-year vesting), incorporated herein by reference to Exhibit 10.6 to A&F’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016 (File No. 001-12107).

10.40*
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on and after March 7, 2023 (3-year vesting), incorporated herein by reference to Exhibit 10.38 to A&F’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (File No. 001-12107).

Abercrombie & Fitch Co.	88	2024 Form 10-K

10.41*
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on and after March 7, 2023 (4-year vesting).

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

10.43*
Form of Performance Share Award Agreement used to evidence the grant of performance share awards to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on or after March 7, 2023, incorporated herein by reference to Exhibit 10.45 to A&F’s Annual Report on Form 10 K for the fiscal year ended January 28, 2023 (File No. 001-12107).

10.44*
Form of Performance Share Award Agreement used to evidence the grant of performance share awards to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on or after March 12, 2024, incorporated herein by reference to Exhibit 10.43 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (File No. 001-12107).

10.45*
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

10.48*
Amended and Restated Abercrombie & Fitch Co. Short-Term Cash Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed March 13, 2024 (File No. 001-12107).

10.49*
Abercrombie & Fitch Co. Long-Term Cash Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.2 to A&F's Current Report on Form 8-K dated and filed June 15, 2017 (File No. 001-12107).

10.50*
First Amendment to the Abercrombie & Fitch Co. Long-Term Cash Incentive Compensation Performance Plan, dated as of August 16, 2023, incorporated herein by reference to Exhibit 10.2 to A&F's Quarterly Report on Form 10-Q dated and filed December 4, 2023 for the quarterly period ended October 28, 2023 (File No. 001-12107).

10.51
Abercrombie & Fitch Co. Associate Stock Purchase Plan (October 1, 2007 Restatement), incorporated herein by reference to Exhibit 10.6 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2017 (File No. 001-12107).

19.1	Insider Trading Policy.
21.1	List of Subsidiaries of A&F.
23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.
24.1	Powers of Attorney.
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

32.1
Certifications by Chief Executive Officer (Principal Executive Officer) and Senior Vice President and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97.1
Abercrombie & Fitch Co. Compensation Recoupment Policy, effective as of December 1, 2023, incorporated herein by reference to Exhibit 97.1 to A&F’s Annual Report on Form 10-K for the Fiscal Year ended February 3, 2024 (File No. 001-12107).

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

Abercrombie & Fitch Co.	89	2024 Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABERCROMBIE & FITCH CO.

Date: March 31, 2025	By:	/s/ Robert J. Ball
Robert J. Ball
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Officer)

	By:	/s/ Joseph Frericks
Joseph Frericks
Group Vice President, Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2025.

*
Nigel Travis	Chairperson of the Board and Director

/s/ Fran Horowitz
Fran Horowitz	Chief Executive Officer and Director (Principal Executive Officer)
*
Kerrii B. Anderson	Director

/s/ Robert J. Ball
Robert J. Ball	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Officer)
*
Andrew Clarke	Director
*
Susie Coulter	Director
/s/ Joseph Frericks
Joseph Frericks	Group Vice President, Corporate Controller (Principal Accounting Officer)
*
James A. Goldman	Director
*
Helen E. McCluskey	Director
*
Arturo Nuñez	Director
*
Kenneth B. Robinson	Director
*
Helen Vaid	Director

*The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this Annual Report on Form 10-K as Exhibit 24.1

By:	/s/ Robert J. Ball
Robert J. Ball
Attorney-in-fact

Abercrombie & Fitch Co.	90	2024 Form 10-K