Form 10-Q
period 2025-05-03
ABERCROMBIE & FITCH CO /DE/
filed 2025-06-06
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2025
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Shares outstanding as of June 4, 2025
$0.01 Par Value	47,643,315

Abercrombie & Fitch Co.	2	2025 1Q Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Net sales	$1,097,311	$1,020,730
Cost of sales, exclusive of depreciation and amortization	417,133	343,273
Selling expense	399,937	360,018
General and administrative expense	174,925	189,548
Other operating loss (income), net	3,783	(1,958)
Operating income	101,533	129,849
Interest expense	661	5,780
Interest income	(7,444)	(10,803)
Interest income, net	(6,783)	(5,023)
Income before income taxes	108,316	134,872
Income tax expense	26,577	19,794
Net income	81,739	115,078
Less: Net income attributable to noncontrolling interests	1,326	1,228
Net income attributable to A&F	$80,413	$113,850

Net income per share attributable to A&F
Basic	$1.63	$2.24
Diluted	$1.59	$2.14

Weighted-average shares outstanding
Basic	49,214	50,893
Diluted	50,634	53,276

Other comprehensive loss
Foreign currency translation adjustments, net of tax	$10,662	$(1,837)
Derivative financial instruments, net of tax	(12,540)	523
Other comprehensive loss	(1,878)	(1,314)
Comprehensive income	79,861	113,764
Less: Comprehensive income attributable to noncontrolling interests	1,326	1,228
Comprehensive income attributable to A&F	$78,535	$112,536

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	3	2025 1Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Balance Sheets
(Thousands, except par value amounts)
(Unaudited)

	May 3, 2025	February 1, 2025
Assets
Current assets:
Cash and equivalents	$510,563	$772,727
Marketable securities	97,006	116,221
Receivables	113,311	105,324
Inventories	542,059	575,005
Other current assets	111,231	104,154
Total current assets	1,374,170	1,673,431
Property and equipment, net	606,060	575,773
Operating lease right-of-use assets	868,130	803,121
Other assets	247,816	247,562
Total assets	$3,096,176	$3,299,887
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$296,738	$364,532
Accrued expenses	433,682	504,922
Short-term portion of operating lease liabilities	215,511	211,600
Income taxes payable	52,939	45,890
Total current liabilities	998,870	1,126,944
Long-term liabilities:
Long-term portion of operating lease liabilities	810,391	740,013
Other liabilities	84,321	81,607
Total long-term liabilities	894,712	821,620
Stockholders’ equity
Class A Common Stock: $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	396,750	422,912
Retained earnings	3,272,657	3,196,724
Accumulated other comprehensive loss, net of tax (“AOCL”)	(141,029)	(139,151)
Treasury stock, at average cost: 55,657 and 53,565 shares as of May 3, 2025 and February 1, 2025, respectively	(2,340,285)	(2,145,890)
Total Abercrombie & Fitch Co. stockholders’ equity	1,189,126	1,335,628
Noncontrolling interests	13,468	15,695
Total stockholders’ equity	1,202,594	1,351,323
Total liabilities and stockholders’ equity	$3,096,176	$3,299,887

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	4	2025 1Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended May 3, 2025
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 1, 2025	49,735	$1,033	$422,912	$15,695	$3,196,724	$(139,151)	53,565	$(2,145,890)	$1,351,323
Net income	—	—	—	1,326	80,413	—	—	—	81,739
Purchase of Common Stock(1)	(2,649)	—	—	—	—	—	2,649	(201,566)	(201,566)
Share-based compensation issuances and exercises	557	—	(36,753)	—	(4,480)	—	(557)	7,171	(34,062)
Share-based compensation expense	—	—	10,591	—	—	—	—	—	10,591
Derivative financial instruments, net of tax	—	—	—	—	—	(12,540)	—	—	(12,540)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	10,662	—	—	10,662
Distribution to noncontrolling interests, net	—	—	—	(3,553)	—	—	—	—	(3,553)
Ending balance at May 3, 2025	47,643	$1,033	$396,750	$13,468	$3,272,657	$(141,029)	55,657	$(2,340,285)	$1,202,594

	Thirteen Weeks Ended May 4, 2024
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 3, 2024	50,500	$1,033	$421,609	$14,827	$2,643,629	$(135,968)	52,800	$(1,895,143)	$1,049,987
Net income	—	—	—	1,228	113,850	—	—	—	115,078
Purchase of Common Stock	(119)	—	—	—	—	—	119	(15,000)	(15,000)
Share-based compensation issuances and exercises	721	—	(32,165)	—	(12,097)	—	(721)	(20,911)	(65,173)
Share-based compensation expense	—	—	11,363	—	—	—	—	—	11,363
Derivative financial instruments, net of tax	—	—	—	—	—	523	—	—	523
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(1,837)	—	—	(1,837)
Distribution to noncontrolling interests, net	—	—	—	(3,771)	—	—	—	—	(3,771)
Ending balance at May 4, 2024	51,102	$1,033	$400,807	$12,284	$2,745,382	$(137,282)	52,198	$(1,931,054)	$1,091,170
(1)Includes commissions and excise tax on share repurchases

Abercrombie & Fitch Co.	5	2025 1Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Cash Flows
(Thousands)
(Unaudited)

	Thirteen Weeks Ended

	May 3, 2025	May 4, 2024
Operating activities
Net income	$81,739	$115,078
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	38,576	37,689
Amortization of capitalized cloud computing arrangement implementation costs	4,724	5,418
Asset impairment	679	866
Loss on disposal	629	811
Provision for deferred income taxes	9,549	3,064
Share-based compensation	10,591	11,363
Loss on extinguishment of debt	—	168
Changes in assets and liabilities:
Inventories	35,511	19,854
Accounts payable and accrued expenses	(168,939)	(65,715)
Operating lease right-of-use assets and liabilities	5,048	(1,660)
Income taxes	7,049	7,573
Other assets	(27,872)	(40,052)
Other liabilities	(1,284)	553
Net cash (used for) provided by operating activities	(4,000)	95,010
Investing activities
Proceeds from maturities of marketable securities	20,000	—
Purchases of property and equipment	(50,764)	(38,886)
Net cash used for investing activities	(30,764)	(38,886)
Financing activities
Repayment/redemption of senior secured notes	—	(9,425)
Purchases of Common Stock	(200,000)	(15,000)
Acquisition of Common Stock for tax withholding obligations	(34,062)	(65,173)
Other financing activities	(451)	(3,353)
Net cash used for financing activities	(234,513)	(92,951)
Effect of foreign currency exchange rates on cash	7,407	(857)
Net decrease in cash and equivalents, and restricted cash and equivalents	(261,870)	(37,684)
Cash and equivalents, and restricted cash and equivalents, beginning of period	780,395	909,685
Cash and equivalents, and restricted cash and equivalents, end of period	$518,525	$872,001
Supplemental information related to non-cash activities
Purchases of property and equipment accrued in accounts payable	$63,113	$40,998
Excise tax liability accrued on share repurchases	1,566	—
Operating lease right-of-use assets additions, net of terminations, impairments and other reductions	113,827	73,686
Supplemental information related to cash activities
Cash paid for interest	—	174
Cash paid for income taxes	9,632	8,454
Cash received from income tax refunds	319	7
Cash paid for amounts included in measurement of operating lease liabilities	73,290	64,052

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	6	2025 1Q Form 10-Q

Abercrombie & Fitch Co.
Index for Notes to Condensed Consolidated Financial Statements (Unaudited)

Abercrombie & Fitch Co.	7	2025 1Q Form 10-Q

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

The Company’s brands include Abercrombie brands and Hollister brands. These brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style.

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

Fiscal year	Year ended/ending	Number of weeks
Fiscal 2024	February 1, 2025	52
Fiscal 2025	January 31, 2026	52
Fiscal 2026	January 30, 2027	52

Interim financial statements

The Condensed Consolidated Financial Statements as of May 3, 2025, and for the thirteen week periods ended May 3, 2025 and May 4, 2024, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements. Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2024 filed with the SEC on March 31, 2025 (the “Fiscal 2024 Form 10-K”). The February 1, 2025 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”).

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2025.

Abercrombie & Fitch Co.	8	2025 1Q Form 10-Q

Use of estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Due to the inherent uncertainty involved with estimates, actual results may differ. Additionally, these estimates and assumptions may change as a result of the impact of global economic conditions such as the uncertainty regarding a slowing economy, volatility in interest rates, continued inflation, fluctuation in foreign exchange rates, the imposition of, and changes to, tariffs by the U.S. government and certain trading partners, and geopolitical concerns, all of which could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

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
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The update requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The update is effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively.
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

ASU 2025-01 - Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date

The update requires a disaggregated disclosure of income statement expenses. The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The update is effective for fiscal years beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted.
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

Condensed Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

(in thousands)	Location	May 3, 2025	February 1, 2025	May 4, 2024	February 3, 2024
Cash and equivalents	Cash and equivalents	$510,563	$772,727	$864,195	$900,884
Restricted cash and equivalents	Other assets	7,962	7,668	7,806	8,801
Cash and equivalents and restricted cash and equivalents		$518,525	$780,395	$872,001	$909,685

Abercrombie & Fitch Co.	9	2025 1Q Form 10-Q

Supply Chain Finance Program

Under the supply chain finance (“SCF”) program, which is administered by a third party, the Company’s vendors, at their sole discretion, are given the opportunity to sell receivables from the Company to a participating financial institution at a discount that leverages the Company’s credit profile. The commercial terms negotiated by the Company with its vendors are consistent, irrespective of whether a vendor participates in the SCF program. A participating vendor has the option to be paid by the financial institution earlier than the original invoice due date. The Company’s responsibility is limited to making payment on the terms originally negotiated by the Company with each vendor, regardless of whether the vendor sells its receivable to a financial institution. If a vendor chooses to participate in the SCF program, the Company pays the financial institution the stated amount of confirmed merchandise invoices on the stated maturity date, which is typically 60 days from the invoice date. The agreement with the financial institution does not require the Company to provide assets pledged as security or other forms of guarantees for the SCF program.

As of May 3, 2025 and February 1, 2025, $43.8 million and $88.4 million of SCF program liabilities were recorded in accounts payable in the Condensed Consolidated Balance Sheets, respectively. Amounts are reflected as cash used for operating activities in the Condensed Consolidated Statements of Cash Flows when settled.

3. REVENUE RECOGNITION

Disaggregation of revenue

All revenues are recognized in net sales in the Condensed Consolidated Statements of Operations and Comprehensive Income. For information regarding the disaggregation of revenue, refer to Note 14, “SEGMENT REPORTING.”

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of May 3, 2025, February 1, 2025, May 4, 2024 and February 3, 2024:

(in thousands)	May 3, 2025	February 1, 2025	May 4, 2024	February 3, 2024
Gift card liability (1)	$39,391	$45,364	$40,291	$41,144
Loyalty programs liability	33,065	32,199	27,546	27,937
(1)Includes $9.6 million and $9.9 million of revenue recognized during the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively, that was included in the gift card liability at the beginning of February 1, 2025 and February 3, 2024, respectively.

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for the thirteen weeks ended May 3, 2025 and May 4, 2024:

	Thirteen Weeks Ended
(in thousands)	May 3, 2025	May 4, 2024
Revenue associated with gift card redemptions and gift card breakage	$30,900	$30,661
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	15,312	13,958

Abercrombie & Fitch Co.	10	2025 1Q Form 10-Q

4. NET INCOME PER SHARE

Net income per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of A&F’s Class A Common Stock, $0.01 par value (“Common Stock”). The following table provides additional information pertaining to net income per share attributable to A&F for the thirteen weeks ended May 3, 2025 and May 4, 2024:

	Thirteen Weeks Ended
(in thousands)	May 3, 2025	May 4, 2024
Shares of Common Stock issued	103,300	103,300
Weighted-average treasury shares	(54,086)	(52,407)
Weighted-average — basic shares	49,214	50,893
Dilutive effect of share-based compensation awards	1,420	2,383
Weighted-average — diluted shares	50,634	53,276
Anti-dilutive shares (1)	894	436
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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The following table provides the three levels of the hierarchy and the distribution of the Company’s assets measured at fair value on a recurring basis, as of May 3, 2025 and February 1, 2025:

	Assets and Liabilities at Fair Value as of May 3, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$88,706	$9,752	$—	$98,458
Derivative instruments (2)	—	172	—	172
Rabbi Trust assets (3)	1,164	54,293	—	55,457
Restricted cash equivalents (1)	3,078	1,513	—	4,591
Total assets	$92,948	$65,730	$—	$158,678

Liabilities:
Derivative instruments (2)	$—	$8,325	$—	$8,325
Total liabilities	$—	$8,325	$—	$8,325

	Assets and Liabilities at Fair Value as of February 1, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$304,072	$1,013	$—	$305,085
Derivative instruments (2)	—	4,315	—	4,315
Rabbi Trust assets (3)	1,164	53,921	—	55,085
Restricted cash equivalents (1)	3,070	1,496	—	4,566
Total assets	$308,306	$60,745	$—	$369,051

(1)    Level 1 assets consisted of investments in money market funds and U.S. treasury bills. Level 2 assets consisted of time deposits with original maturities of less than three months.
(2)    Level 2 assets and liabilities consisted primarily of foreign currency exchange forward contracts.
(3)    Level 1 assets consisted of investments in money market funds. Level 2 assets consisted of trust-owned life insurance policies.

Abercrombie & Fitch Co.	11	2025 1Q Form 10-Q

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

The Company also holds certain investments that are not measured at fair value on a recurring basis on the Condensed Consolidated Balance Sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of time deposits with maturities less than one year, which are valued at amortized cost, approximating fair value.

6. PROPERTY AND EQUIPMENT, NET
The following table provides property and equipment, net as of May 3, 2025 and February 1, 2025:

(in thousands)	May 3, 2025	February 1, 2025
Property and equipment, at cost	$2,686,454	$2,605,871
Less: Accumulated depreciation and amortization	(2,080,394)	(2,030,098)
Property and equipment, net	$606,060	$575,773
Refer to Note 8, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during the thirteen ended May 3, 2025 and May 4, 2024.

7. LEASES

The Company is a party to leases related to its Company-operated retail stores as well as for certain of its distribution centers, office space, information technology and equipment.

The following table provides a summary of the Company’s operating lease costs for the thirteen weeks ended May 3, 2025 and May 4, 2024:

	Thirteen Weeks Ended
(in thousands)	May 3, 2025	May 4, 2024
Single lease cost (1)	$69,847	$59,980
Variable lease cost (2)	48,575	46,169
Operating lease right-of-use asset impairment (3)	449	339
Sublease income	(988)	(984)
Total operating lease cost	$117,883	$105,504
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

The Company had minimum commitments related to operating lease contracts that have not yet commenced, primarily for certain Company-operated retail stores, of approximately $133.0 million as of May 3, 2025.

8. ASSET IMPAIRMENT

The following table provides asset impairment charges for the thirteen weeks ended May 3, 2025 and May 4, 2024:

	Thirteen Weeks Ended
(in thousands)	May 3, 2025	May 4, 2024
Operating lease right-of-use asset impairment	$449	$339
Property and equipment asset impairment	230	527
Total asset impairment	$679	$866

Asset impairment charges for the thirteen weeks ended May 3, 2025 and May 4, 2024 related to certain of the Company’s store assets, primarily in the APAC segment. The store impairment charges for the thirteen weeks ended May 3, 2025 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $2.6 million, including $1.7 million related to operating lease right-of-use assets.

Abercrombie & Fitch Co.	12	2025 1Q Form 10-Q

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

Impact of valuation allowances

During the thirteen weeks ended May 3, 2025, the Company did not recognize income tax benefits on $10.0 million of pretax losses, primarily in Switzerland, resulting in adverse tax impacts of $1.5 million.

As of May 3, 2025, the Company had foreign net deferred tax assets of approximately $41.0 million, including $9.0 million, $5.7 million, and $15.8 million in China, Japan and the United Kingdom, respectively. While the Company believes that these net deferred tax assets are more-likely-than-not to be realized, it is not a certainty, as the Company continues to evaluate and respond to situations as they emerge. Should circumstances change, the net deferred tax assets may become subject to additional valuation allowances in the future. Additional valuation allowances would result in additional tax expense.

During the thirteen weeks ended May 4, 2024, the Company did not recognize income tax benefits on $7.6 million of pretax losses, primarily in Switzerland, resulting in adverse tax impacts of $1.1 million.

As of February 1, 2025, there were approximately $8.2 million, $5.4 million, and $13.4 million of net deferred tax assets in China, Japan, and the United Kingdom, respectively.

Share-based compensation

Refer to Note 11, “SHARE-BASED COMPENSATION,” for details on income tax benefits and charges related to share-based compensation awards during the thirteen weeks ended May 3, 2025 and May 4, 2024.

10. BORROWINGS

ABL Facility

The Amended and Restated Credit Agreement, as amended, of Abercrombie & Fitch Management Co. (“A&F Management”), a wholly-owned indirect subsidiary of A&F, provides for a senior secured asset-based revolving credit facility of up to $500 million (the “ABL Facility”), which matures on August 2, 2029. The terms of the Company’s ABL Facility have remained unchanged from those disclosed in Note 12, “BORROWINGS,” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of the Fiscal 2024 Form 10-K.

The Company did not have any borrowings outstanding under the ABL Facility as of May 3, 2025 or as of February 1, 2025.

As of May 3, 2025, availability under the ABL Facility was $476.9 million, net of $0.4 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $36 million under the ABL Facility, borrowing capacity available to the Company under the ABL Facility was $429.2 million as of May 3, 2025.

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

The Company was in compliance with all debt covenants under these agreements as of May 3, 2025.

Abercrombie & Fitch Co.	13	2025 1Q Form 10-Q

11. SHARE-BASED COMPENSATION

Financial statement impact

The following table provides share-based compensation expense and the related income tax impacts for the thirteen weeks ended May 3, 2025 and May 4, 2024:

	Thirteen Weeks Ended
(in thousands)	May 3, 2025	May 4, 2024
Share-based compensation expense	$10,591	$11,363
Income tax benefits associated with share-based compensation expense recognized	1,398	1,278

The following table provides discrete income tax benefits and charges related to share-based compensation awards during the thirteen weeks ended May 3, 2025 and May 4, 2024:

	Thirteen Weeks Ended
(in thousands)	May 3, 2025	May 4, 2024
Income tax discrete benefits realized for tax deductions related to the issuance of shares	$4,591	$14,554
Income tax discrete charges realized upon cancellation of stock appreciation rights	—	—
Total income tax discrete benefits related to share-based compensation awards	$4,591	$14,554

The following table provides the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights for the thirteen weeks ended May 3, 2025 and May 4, 2024:

	Thirteen Weeks Ended
(in thousands)	May 3, 2025	May 4, 2024
Employee tax withheld upon issuance of shares (1)	$34,062	$65,173
(1)    Classified within financing activities on the Condensed Consolidated Statements of Cash Flows.

Restricted stock units

The following table provides the summarized activity for restricted stock units for the thirteen weeks ended May 3, 2025:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at February 1, 2025	1,173,185	$47.95	424,541	$40.76	212,287	$58.95
Granted	398,724	78.72	95,309	78.69	47,663	85.88
Adjustments for performance achievement	—	—	152,539	30.12	87,168	41.38
Vested	(487,315)	41.74	(326,867)	30.12	(174,336)	41.38
Forfeited	(6,826)	49.13	—	—	—	—
Unvested at May 3, 2025 (1)	1,077,768	$62.20	345,522	$56.59	172,782	$75.24
(1)    Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can be achieved from zero up to 200% of their target vesting amount.

The following table provides the unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units as of May 3, 2025:

	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost (in thousands)	$61,175	$14,876	$8,218
Remaining weighted-average period cost is expected to be recognized (years)	1.5	1.0	1.2

Abercrombie & Fitch Co.	14	2025 1Q Form 10-Q

The following table provides additional information pertaining to restricted stock units for the thirteen weeks ended May 3, 2025 and May 4, 2024:

	Thirteen Weeks Ended
(in thousands)	May 3, 2025	May 4, 2024
Service-based restricted stock units:
Total grant date fair value of awards granted	$31,388	$27,256
Total grant date fair value of awards vested	20,341	18,455

Performance-based restricted stock units:
Total grant date fair value of awards granted	7,500	6,483
Total grant date fair value of awards vested	9,845	9,659

Market-based restricted stock units:
Total grant date fair value of awards granted	4,093	4,860
Total grant date fair value of awards vested	7,214	7,574

The following table provides the weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the thirteen weeks ended May 3, 2025 and May 4, 2024:

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Grant date market price	$78.69	$120.56
Fair value	85.88	180.71

Price volatility	61%	59%
Expected term (years)	2.9	2.9
Risk-free interest rate	3.8%	4.3%
Dividend yield	—	—
Average volatility of peer companies	45.6	51.8
Average correlation coefficient of peer companies	0.4430	0.4866

Abercrombie & Fitch Co.	15	2025 1Q Form 10-Q

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

As of May 3, 2025, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany transactions:

(in thousands)	Notional Amount (1)
Euro	$34,022
British pound	78,755
Canadian dollar	90,325
(1)    Amounts reported are the U.S. dollar notional amounts outstanding as of May 3, 2025.

The fair value of derivative instruments is determined using quoted market prices of the same or similar instruments, adjusted for counterparty risk. The following table provides the location and amounts of derivative fair values of foreign currency exchange forward contracts on the Condensed Consolidated Balance Sheets as of May 3, 2025 and February 1, 2025:

(in thousands)	Location	May 3, 2025	February 1, 2025	Location	May 3, 2025	February 1, 2025
Derivatives designated as cash flow hedging instruments	Other current assets	$172	$4,315	Accrued expenses	$8,325	$—
Derivatives not designated as hedging instruments	Other current assets	—	—	Accrued expenses	—	—
Total		$172	$4,315		$8,325	$—

The following table provides information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for the thirteen weeks ended May 3, 2025 and May 4, 2024:

	Thirteen Weeks Ended
(in thousands)	May 3, 2025	May 4, 2024
(Loss) gain recognized in AOCL (1)	$(11,336)	$1,029
Gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization (2)	1,600	483
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

The following table provides additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for the thirteen weeks ended May 3, 2025 and May 4, 2024:

	Thirteen Weeks Ended
(in thousands)	May 3, 2025	May 4, 2024
Gain recognized in other operating loss (income), net	$366	$1,868

Abercrombie & Fitch Co.	16	2025 1Q Form 10-Q

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables provide activity in AOCL for the thirteen weeks ended May 3, 2025:

	Thirteen Weeks Ended May 3, 2025
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 1, 2025	$(143,883)	$4,732	$(139,151)
Other comprehensive income (loss) before reclassifications	10,662	(11,336)	(674)
Reclassified gain from AOCL (1)	—	(1,600)	(1,600)
Tax effect	—	396	396
Other comprehensive income (loss) after reclassifications	10,662	(12,540)	(1,878)
Ending balance at May 3, 2025	$(133,221)	$(7,808)	$(141,029)

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

The group comprised of the Company’s (i) Chief Executive Officer, (ii) Chief Operating Officer, and (iii) Chief Financial Officer functions as the Company’s CODM. The Company’s CODM manages business operations and evaluates the performance of each segment based on the net sales and operating income (loss) of the segment. The CODM considers actual performance relative to expectations and growth potential to determine the appropriate allocation of resources to each segment.

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

Abercrombie & Fitch Co.	17	2025 1Q Form 10-Q

The following tables provide the Company’s segment information as of May 3, 2025, February 1, 2025 and May 4, 2024, and for the thirteen weeks ended May 3, 2025 and May 4, 2024:

	Thirteen Weeks Ended May 3, 2025
(in thousands)	Americas (1)	EMEA	APAC	Total
Net sales	$874,804	$185,036	$37,471	$1,097,311
Cost of sales, exclusive of depreciation and amortization	329,923	73,597	13,613	417,133
Store occupancy (2)	84,920	28,974	10,525	124,419
Fulfillment (2)	85,046	23,486	4,933	113,465
Other expense (3)	147,955	42,945	12,810	203,710
Segment income (loss)	$226,960	$16,034	$(4,410)	$238,584
Operating loss not attributed to segments:
Corporate and other unallocated expenses (4)				(137,051)
Operating income				$101,533
Interest income, net				(6,783)
Income before income taxes				$108,316

Depreciation and amortization	$22,955	$5,595	$2,038	$30,588
Depreciation and amortization not attributed to segments				7,988
Total depreciation and amortization				$38,576

Capital expenditures	$30,038	$8,029	$4,022	$42,089
Capital expenditures not attributed to segments				8,675
Total capital expenditures				$50,764

	Thirteen Weeks Ended May 4, 2024
(in thousands)	Americas (1)	EMEA	APAC	Total
Net sales	$820,121	$164,778	$35,831	$1,020,730
Cost of sales, exclusive of depreciation and amortization	273,499	57,878	11,896	343,273
Store occupancy (2)	78,881	26,632	7,523	113,036
Fulfillment (2)	80,602	17,896	3,879	102,377
Other expense (3)	134,792	37,871	12,855	185,518
Segment income (loss)	$252,347	$24,501	$(322)	$276,526
Operating loss not attributed to segments:
Corporate and other unallocated expenses (4)				(146,677)
Operating income				$129,849
Interest income, net				(5,023)
Income before income taxes				$134,872

Depreciation and amortization	$19,896	$5,771	$1,464	$27,131
Depreciation and amortization not attributed to segments				10,558
Total depreciation and amortization				$37,689

Capital expenditures	$20,904	$3,213	$1,274	$25,391
Capital expenditures not attributed to segments				13,495
Total capital expenditures				$38,886
(1)Includes the U.S., Canada, and Latin America. Net sales in the U.S. were $0.8 billion, and $0.8 billion for the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively.
(2)Included in selling expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.
(3)Other expense includes store payroll, other direct store controllable and marketing expenses included in selling expense, as well as allocated and support related expenses included in general and administrative expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.
(4)Corporate and other unallocated expenses represent corporate overhead expenses that have not been allocated to any segment.

Abercrombie & Fitch Co.	18	2025 1Q Form 10-Q

	Assets
(in thousands)	May 3, 2025	February 1, 2025	May 4, 2024
Inventories
Americas	$432,576	$463,148	$361,061
EMEA	86,582	88,728	70,829
APAC	22,901	23,129	17,377
Total inventories	$542,059	$575,005	$449,267
Assets not attributed to segments	2,554,117	2,724,882	2,520,818
Total assets	$3,096,176	$3,299,887	$2,970,085

The Company’s long-lived assets and intellectual property, which primarily relates to trademark assets associated with the Company’s global operations, by geographic area as of May 3, 2025, February 1, 2025 and May 4, 2024 were as follows:

(in thousands)	May 3, 2025	February 1, 2025	May 4, 2024
Americas (1) (2)	$1,044,664	$991,673	$948,526
EMEA (3)	324,531	292,285	261,853
APAC	124,238	114,388	49,891
Total	$1,493,433	$1,398,346	$1,260,270
(1)Includes the U.S., Canada, and Latin America. Long-lived assets and intellectual property located in the U.S. were $1.0 billion, $965 million, and $922 million as of May 3, 2025 , February 1, 2025 and May 4, 2024, respectively.
(2)Includes intellectual property of $2.9 million, $2.9 million, and $2.9 million as of May 3, 2025, February 1, 2025 and May 4, 2024, respectively.
(3)Includes intellectual property of $16.4 million, $16.6 million, and $17.2 million as of May 3, 2025, February 1, 2025 and May 4, 2024, respectively.

Brand Information

The following table provides additional disaggregated revenue information, which is categorized by brand, for the thirteen weeks ended May 3, 2025 and May 4, 2024:

	Thirteen Weeks Ended
(in thousands)	May 3, 2025	May 4, 2024
Abercrombie	$547,947	$571,513
Hollister	549,364	449,217
Total	$1,097,311	$1,020,730

Abercrombie & Fitch Co.	19	2025 1Q Form 10-Q

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by the Company or its management and spokespeople involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “should,” “are confident,” “will,” “could,” “outlook,” or the negative versions of those words or other comparable words, and similar expressions may identify forward-looking statements. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. Factors that could cause results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to, the risks described or referenced in Part I, Item 1A. “Risk Factors,” in the Company’s Fiscal 2024 Form 10-K and otherwise in our subsequent reports and filings with the SEC, as well as the following:
•risks related to global trade policy, including the impact of the imposition or threat of imposition of new or increased tariffs by the United States or foreign governments, other changes to trade policies or arrangements and continued uncertainties relating to such policies and arrangements, or a global trade war;
•risks related to changes in global economic and financial conditions, including inflation, and the resulting impact on consumer spending and our operating results, financial condition, and expense management;
•risks related to global operations, including changes in the economic or political conditions where we sell or source our products;
•risks related to the geopolitical landscape and ongoing armed conflicts, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience and the impact of such conflicts or events on international trade, supplier delivery or increased freight costs;
•risks related to natural disasters and other unforeseen catastrophic events;
•risks related to our failure to engage our customers, anticipate customer demand, expectations, and changing fashion trends, and manage our inventory and product delivery;
•risks related to our failure to operate effectively in a highly competitive and constantly evolving industry;
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
•risks related to fluctuations in our tax obligations and effective tax rate, including as a result of earnings and losses generated from our global operations, may result in volatility in our results of operations;
•risks related to our ability to execute on, and maintain the success of, our strategic and growth initiatives;
•risks and uncertainty related to adverse public health developments;
•risks related to cybersecurity threats and privacy or data security breaches, and the potential loss or disruption of our information technology systems;
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

Abercrombie & Fitch Co.	20	2025 1Q Form 10-Q

INTRODUCTION

MD&A is provided as a supplement to the accompanying Condensed Consolidated Financial Statements and notes thereto to help provide an understanding of the Company’s results of operations, financial condition, and liquidity. MD&A is organized as follows:

•Overview. A general description of the Company’s business and certain segment information.
•Current Trends and Outlook. A discussion related to certain of the Company’s focus areas for the current fiscal year and a discussion of certain risks and challenges, as well as a summary of the Company’s performance for the thirteen weeks ended May 3, 2025 and May 4, 2024.
•Results of Operations. An analysis of certain components of the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended May 3, 2025 and May 4, 2024.
•Liquidity and Capital Resources. A discussion of the Company’s financial condition, changes in financial condition and liquidity as of May 3, 2025, which includes (i) an analysis of financial condition as compared to February 1, 2025; (ii) an analysis of changes in cash flows for the thirteen weeks ended May 3, 2025, as compared to the thirteen weeks ended May 4, 2024; and (iii) an analysis of liquidity, including availability under the Company’s ABL Facility (as defined below), the Company’s share repurchase program, and covenant compliance.
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

Abercrombie & Fitch Co.	21	2025 1Q Form 10-Q

OVERVIEW

Business summary

The Company is a global, digitally-led omnichannel retailer. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids, which are sold primarily through its Company-owned stores and digital channels, as well as through various third-party arrangements.

The Company manages its business on a geographic basis, consisting of 3 reportable segments: Americas; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). Corporate functions and other income and expenses are evaluated on a consolidated basis and are not allocated to the Company’s segments, and therefore are included as a reconciling item between segment and total operating income.

The Company’s brands include Abercrombie brands and Hollister brands. These brands share a commitment to offering unique products of enduring quality and exceptional comfort that allow customers around the world to express their own individuality and style.

The Company’s fiscal year ends on the Saturday closest to January 31. All references herein to the Company’s fiscal years are as follows:

Fiscal year	Year ended/ending	Number of weeks
Fiscal 2024	February 1, 2025	52
Fiscal 2025	January 31, 2026	52
Fiscal 2026	January 30, 2027	52

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

CURRENT TRENDS AND OUTLOOK

Focus areas for fiscal 2025

The Company introduced the Always Forward Plan in June 2022. The Always Forward Plan is anchored on our strategic growth principles, which are to:
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

The Company's focus areas for Fiscal 2025 are to:

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

Abercrombie & Fitch Co.	22	2025 1Q Form 10-Q

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

Current macroeconomic conditions

Macroeconomic conditions, such as a volatile interest rate environment, ongoing inflation, the geopolitical landscape, and foreign exchange rate fluctuations continue to impact the global economy. In addition, recent changes in legislative and regulatory developments, including enacted and proposed tariffs and other trade policies, have introduced additional uncertainty in the global economy. For example, during the first quarter of Fiscal 2025, the U.S. announced a new universal baseline tariff of 10%, plus an additional country-specific tariff for select countries, including the countries from which we source a predominant portion of our merchandise, on all U.S. imports. As a result, certain countries have imposed retaliatory tariffs on U.S. exports. While the U.S. announced a 90-day pause on many of these country-specific tariffs and a recent court ruling brings additional uncertainty regarding the enforceability of the announced tariffs, it is possible that further tariffs may be introduced or increased, resulting in further uncertainty regarding the future of global trade relations. These actions have the potential to disrupt our ability to procure, and/or increase the cost of merchandise sourced from these countries. Uncertainties regarding tariffs, together with geopolitical tensions, may further affect our business and operations or could lead to further weakened business conditions for our industry. With continued uncertainty surrounding the geopolitical and trade environment, we continue to evaluate the impact of tariffs and other trade policies on our business and are building a playbook of mitigation strategies. Current mitigation strategies include supply chain changes, negotiations with our supply chain vendors, and pursuing operating expense reductions. Assuming a 30% tariff on U.S. imports from China and a 10% baseline tariff on other global imports to the U.S., and factoring in our planned mitigation strategies, we expect to incur approximately $50 million of tariff expense, or 100 basis points as a percent of net sales, which will correspondingly negatively impact our operating profit in Fiscal 2025.

In periods of perceived or actual unfavorable economic conditions, consumers may reallocate available discretionary spending or determine that they have fewer funds available for discretionary spending, which may also adversely impact demand for our products. In addition, freight costs have remained heightened since the start of the second quarter of Fiscal 2024, which we expect to continue through the first half of Fiscal 2025. Continued inflationary pressures could further impact expenses and have a long-term impact on the Company as increasing costs may impact its ability to maintain satisfactory margins.

Global events and supply chain disruptions

As a global multi-brand omnichannel specialty retailer, with operations in North America, Europe, the Middle East, and Asia, among other regions, management is mindful of macroeconomic risks, global challenges and the changing global geopolitical environment. The global supply chain also continues to be negatively impacted by various factors, including disruptions in major maritime routes, higher operational costs, and increased competition for supply chain availability due to uncertainty regarding tariffs and trade policy. In the past, the Company has taken certain mitigating actions in response to these disruptions, including increasing air freight usage where appropriate and prioritizing critical orders earlier to allow for longer lead times. Further mitigating actions may be needed and could result in higher freight costs in the near-term and beyond.

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

Global store network modernization and growth

The Company has a goal of finding the right size, right location and right economics for omni-enabled stores that cater to local customers. The Company continues to use data to inform its focus on aligning store square footage with digital penetration, and has delivered new store experiences across brands during Fiscal 2025.

Through the end of the first fiscal quarter, the Company opened seven new stores, remodeled nine stores and right-sized one store, while closing three stores. As part of this focus, the Company’s store investment plan includes delivering approximately 40 net store openings during Fiscal 2025 consisting of opening approximately 60 new stores, while closing approximately 20 stores, pending negotiations with our landlord partners. Additionally, the Company expects approximately 40 remodels and rightsizes, during Fiscal 2025, pending negotiations with our landlord partners.

Future closures could be completed through natural lease expirations, while certain other leases include early termination options that can be exercised under specific conditions. The Company may also elect to exit or modify other leases, and could incur charges related to these actions.

Abercrombie & Fitch Co.	23	2025 1Q Form 10-Q

Pillar Two Model Rules

In 2021, the Organization for Economic Cooperation and Development (“OECD”) released Pillar Two Global Anti-Base Erosion model rules (“Pillar Two Rules”), designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. Although the U.S. withdrew from the OECD’s global tax agreement in January 2025, other countries where the Company does business, including the U.K. and Germany, have enacted legislation implementing Pillar Two Rules, which are effective from January 1, 2024. The implementation of Pillar Two Rules in each jurisdiction in which the Company operates did not have a material impact on the Company’s effective tax rate for Fiscal 2024, and the Company does not project a material impact on the effective tax rate for Fiscal 2025. The Company will continue to evaluate the impact as additional jurisdictions enact legislation and provide further guidance.

For a discussion of material risks that have the potential to cause our actual results to differ materially from our expectations, refer to Part I, “Item 1A. Risk Factors” on the Fiscal 2024 Form 10-K.

Summary of results
The following provides a summary of results for the thirteen weeks ended May 3, 2025 and May 4, 2024:

	GAAP		Non-GAAP (1)
Thirteen Weeks Ended	May 3, 2025	May 4, 2024	May 3, 2025	May 4, 2024
Net sales (in thousands)	$1,097,311	$1,020,730
Change in net sales	7.5%	22.1%
Comparable sales (2)			4%	21%
Operating income (in thousands)	$101,533	$129,849
Operating income margin	9.3%	12.7%
Net income attributable to A&F (in thousands)	$80,413	$113,850
Net income per share attributable to A&F	$1.59	$2.14

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

Certain components of the Company’s Condensed Consolidated Balance Sheets as of May 3, 2025 and February 1, 2025 were as follows:

(in thousands)	May 3, 2025	February 1, 2025
Cash and equivalents	$510,563	$772,727
Marketable securities	97,006	116,221
Inventories	542,059	575,005

Certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirteen-week periods ended May 3, 2025 and May 4, 2024 were as follows:

(in thousands)	May 3, 2025	May 4, 2024
Net cash (used for) provided by operating activities	$(4,000)	$95,010
Net cash used for investing activities	(30,764)	(38,886)
Net cash used for financing activities	(234,513)	(92,951)

Abercrombie & Fitch Co.	24	2025 1Q Form 10-Q

RESULTS OF OPERATIONS

The estimated basis point (“BPS”) change disclosed throughout this Results of Operations section has been rounded based on the change in the percentage of net sales.

Net sales

Net sales by segment are presented by attributing revenues to a physical store location or geographical region that fulfills the order. The Company’s net sales by reportable segment for the thirteen weeks ended May 3, 2025 and May 4, 2024 were as follows:

	Thirteen Weeks Ended
(in thousands, except ratios)	May 3, 2025	May 4, 2024	$ Change	% Change	Comparable Sales (1)
By segment:
Americas	$874,804	$820,121	$54,683	7%	4%
EMEA	185,036	164,778	20,258	12	6
APAC	37,471	35,831	1,640	5	2
Total	$1,097,311	$1,020,730	$76,581	8	4
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

For the first quarter of Fiscal 2025, net sales increased 8% as compared to the first quarter of Fiscal 2024. The increase was primarily attributable to high-single digit growth in unit volume from traffic growth in comparable company owned and operated stores and digital channels and net new stores. The year-over-year increase in net sales reflects positive comparable sales of 4%, as compared to the first quarter of Fiscal 2024.
•Net sales growth in the Americas region of 7%. The increase was attributable to unit volume growth from increased traffic and transactions in company owned and operated stores and digital channels. The comparable sales growth percentage is lower than net sales growth percentage, as comparable sales excludes the net impact of new store openings during the period which had a benefit on net sales growth.
•Net sales growth in the EMEA region of 12%. The increase was attributable to both higher average unit retail (“AUR”) from lower promotional activity and unit volume growth from increased traffic and transactions in company owned and operated stores and digital channels. The comparable sales growth percentage is lower than net sales growth percentage, as comparable sales exclude the net impact of new store openings during the period and the effects of foreign currency, both of which had a benefit on net sales growth.
•In the APAC region, net sales grew 5% and 2% on a comparable sales basis. The increase was attributable to net sales growth led by high unit sales across company owned and operated stores and digital channels. The comparable sales growth percentage is lower than net sales growth percentage, as comparable sales excludes the net impact of new store openings during the period which had a benefit on net sales growth.

The Company’s net sales by brand for the thirteen weeks ended May 3, 2025 and May 4, 2024 were as follows:

	Thirteen Weeks Ended
(in thousands, except ratios)	May 3, 2025	May 4, 2024	$ Change	% Change	Comparable Sales (1)
Abercrombie	$547,947	$571,513	$(23,566)	(4)%	(10)%
Hollister	549,364	449,217	100,147	22	23
Total	$1,097,311	$1,020,730	$76,581	8	4
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

Cost of sales, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	May 3, 2025		May 4, 2024
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$417,133	38.0%	$343,273	33.6%	440

For the first quarter of Fiscal 2025, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 440 basis points, as compared to the first quarter of Fiscal 2024. The percentage increase was primarily attributable to cost of sales deleverage from approximately 230 basis points in higher freight costs compared to the first quarter of Fiscal 2024.

Abercrombie & Fitch Co.	25	2025 1Q Form 10-Q

Selling expense

	Thirteen Weeks Ended
	May 3, 2025		May 4, 2024
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Selling expense	$399,937	36.4%	$360,018	35.3%	110

For the first quarter of Fiscal 2025, selling expense increased by $40 million compared to the first quarter of 2024. Selling expense as a percentage of net sales increased 110 basis points, as compared to the first quarter of Fiscal 2024. The increase in rate was primarily driven by expense deleverage, including approximately 50 basis points in marketing costs, approximately 40 basis points in stores expense, primarily relating to store occupancy and store employee compensation costs, and approximately 30 basis points in distribution center and order fulfillment costs as compared to the first quarter of Fiscal 2024.

General and administrative expense

	Thirteen Weeks Ended
	May 3, 2025		May 4, 2024
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
General and administrative expense	$174,925	15.9%	$189,548	18.6%	(270)

For the first quarter of Fiscal 2025, general and administrative expense decreased by $15 million compared to the first quarter of Fiscal 2024. General and administrative expense as a percentage of net sales decreased 270 basis points, as compared to the first quarter of Fiscal 2024. The decrease in expense rate was primarily driven by a 210 basis point decrease in employee compensation costs and approximately 60 basis points in outside services and other administrative expenses.

Other operating loss (income), net

	Thirteen Weeks Ended
	May 3, 2025		May 4, 2024
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Other operating loss (income), net	$3,783	0.3%	$(1,958)	(0.2)%	50

Operating income

	Thirteen Weeks Ended
	May 3, 2025		May 4, 2024
(in thousands, except ratios)		% of Net sales(1)		% of Net sales(1)	BPS Change
Americas	$226,960	25.9%	$252,347	30.8%	(490)
EMEA	16,034	8.7	24,501	14.9	(620)
APAC	(4,410)	(11.8)	(322)	(0.9)	(1,090)
Operating loss not attributed to segments	(137,051)		(146,677)
Operating income	$101,533	9.3	$129,849	12.7	(340)
(1)    Segment operating income as a percentage of net sales is calculated by attributing the segment’s operating income with the respective net sales in the segment.
For the first quarter of Fiscal 2025, operating income decreased by $28 million, or 340 basis points, as a percentage of net sales, as compared to the first quarter of Fiscal 2024.
•Operating income for the Americas region decreased $25 million or 490 basis points as a percentage of region net sales, as compared to the first quarter of Fiscal 2024. The decrease as a percent of net sales was primarily attributed to higher freight costs and deleverage on store occupancy and distribution center related fulfillment expenses.
•Operating income for the EMEA region decreased $8 million or 620 basis points as a percentage of region net sales, as compared to the first quarter of Fiscal 2024. The decrease as a percent of net sales was primarily attributed to higher freight costs, marketing costs and deleverage on distribution center related fulfillment expenses.
•Operating (loss) for the APAC region increased by $4 million or 1,090 basis points as a percentage of region net sales, as compared to the first quarter of Fiscal 2024. The decrease as a percent of net sales was primarily attributed to deleverage on higher selling expenses.

Abercrombie & Fitch Co.	26	2025 1Q Form 10-Q

Interest income, net

	Thirteen Weeks Ended
	May 3, 2025		May 4, 2024
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Interest expense	$661	0.1%	$5,780	0.6%	(50)
Interest income	(7,444)	(0.7)	(10,803)	(1.1)	40
Interest income, net	$(6,783)	(0.6)	$(5,023)	(0.5)	(10)

For the first quarter of Fiscal 2025, interest income, net increased $1.8 million, as compared to the first quarter of Fiscal 2024. The net increase in interest income was a result of lower interest expense in Fiscal 2025 compared to Fiscal 2024 as a result of the redemption of the remaining outstanding balance of the 8.75% Senior Secured Notes on July 15, 2024. This was partially offset by a reduction in interest income due to the decrease in balance on time deposits and money market accounts compared to the first quarter of Fiscal 2024.

Income tax expense

	Thirteen Weeks Ended
	May 3, 2025		May 4, 2024
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$26,577	24.5%	$19,794	14.7%
Compared with the year-to-date period of Fiscal 2024, the change in the effective tax rate during Fiscal 2025 is due to jurisdictional mix and lower levels of pre-tax income offset by a lower tax benefit on share-based compensation compared with the prior year.

Refer to Note 9, “INCOME TAXES.”

Net income attributable to A&F

	Thirteen Weeks Ended
	May 3, 2025		May 4, 2024
(in thousands)		% of Net sales		% of Net sales	BPS Change
Net income attributable to A&F	$80,413	7.3%	$113,850	11.2%	(390)

Net income per share attributable to A&F

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024	$ Change
Net income per diluted share attributable to A&F	$1.59	$2.14	$(0.55)
Impact from changes in foreign currency exchange rates	—	(0.08)	0.08
Adjusted non-GAAP net income per diluted share attributable to A&F on a constant currency basis (1)	$1.59	$2.06	$(0.47)
(1)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

EBITDA

	Thirteen Weeks Ended
	May 3, 2025		May 4, 2024
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Net income	$81,739	7.4%	$115,078	11.3%	(390)
Income tax expense	26,577	2.4	19,794	1.9	50
Interest (income) expense, net	(6,783)	(0.6)	(5,023)	(0.5)	(10)
Depreciation and amortization	38,576	3.6	37,689	3.7	(10)
EBITDA (1)	$140,109	12.8	$167,538	16.4	(360)
(1)EBITDA is a supplemental financial measure that is not defined or prepared in accordance with GAAP. EBITDA is defined as net income before interest, income taxes and depreciation and amortization. Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Abercrombie & Fitch Co.	27	2025 1Q Form 10-Q

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

When evaluating opportunities for investments in the business, management considers alignment with initiatives that position the business for sustainable long-term growth and with the Company’s strategic pillars as described within Part I, “Item 1. Business - STRATEGY AND KEY BUSINESS PRIORITIES” included on the Fiscal 2024 Form 10-K, including being opportunistic regarding growth opportunities. Examples of potential investment opportunities include, but are not limited to, new store experiences, and investments in the Company’s digital and omnichannel initiatives. Historically, the Company has utilized free cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as digital and omnichannel investments, and information technology. For the year-to-date period ended May 3, 2025, the Company invested $50.8 million towards capital expenditures. Total capital expenditures for Fiscal 2025 are expected to be approximately $200 million.

The Company measures liquidity using total cash and cash equivalents and incremental borrowing available under the ABL Facility. As of May 3, 2025, the Company had cash and cash equivalents of $510.6 million and total liquidity of approximately $0.9 billion, compared with cash and cash equivalents of $772.7 million and total liquidity of approximately $1.2 billion at the beginning of Fiscal 2025.

Share repurchases

In March 2025, the Company announced that the Board of Directors approved a $1.3 billion share repurchase program (the “2025 Authorization”), which replaced the prior share repurchase program of $500 million authorized by the Board of Directors in 2021. The 2025 Authorization does not have an expiration date.

During the year-to-date period ended May 3, 2025, the Company repurchased approximately 2.6 million shares of its Common Stock pursuant to this share repurchase authorization for approximately $200 million. As of May 3, 2025, the Company had $1.1 billion in share repurchases remaining under the 2025 Authorization.

Historically, the Company has repurchased shares of its Common Stock from time to time, which repurchases are dependent on excess liquidity, market conditions and business conditions, with the objectives of returning excess cash to shareholders and offsetting dilution from issuances of Common Stock associated with the vesting of restricted stock units. Shares may be repurchased from time to time in open market or private transactions in such manner as may be deemed advisable from time to time (including, without limitation, pursuant to accelerated share repurchase programs, one or more 10b5-1 trading plans, or any other method deemed advisable) and may be discontinued at any time. The timing and amount of any such repurchases will be determined based on an evaluation of market conditions, the Company’s share price, legal requirements, and other factors.

Abercrombie & Fitch Co.	28	2025 1Q Form 10-Q

Credit facility

On August 2, 2024, A&F, as parent and a guarantor, A&F Management Co., as lead borrower, and certain of A&F’s direct and indirect wholly-owned subsidiaries, as additional borrowers and guarantors, entered into the Second Amendment to the Amended and Restated Credit Agreement (as amended, the “ABL Credit Agreement”). The ABL Credit Agreement provides for the ABL Facility, which is a senior secured asset-based revolving credit facility of up to $500 million. As of May 3, 2025, the Company did not have any borrowings outstanding under the ABL Facility.

Details regarding the remaining borrowing capacity under the ABL Facility as of May 3, 2025 are as follows:

(in thousands)	May 3, 2025
Loan cap	$477,358
Less: Outstanding stand-by letters of credit	(415)
Borrowing capacity	476,943
Less: Minimum excess availability (1)	(47,736)
Borrowing capacity available	$429,207
(1)    Under the ABL Facility, the Company must maintain excess availability equal to the greater of 10% of the loan cap or $36 million.

Refer to Note 10, “BORROWINGS.”

Income taxes

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S. without incurring additional federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019 are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds could be repatriated without incurring additional tax expense. As of May 3, 2025, $188.5 million of the Company’s $510.6 million of cash and equivalents were held by foreign affiliates.

Refer to Note 9, “INCOME TAXES.”

Analysis of cash flows

The table below provides certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 3, 2025 and May 4, 2024:

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
(in thousands)
Cash and equivalents, and restricted cash and equivalents, beginning of period	$780,395	$909,685
Net cash (used for) provided by operating activities	(4,000)	95,010
Net cash used for investing activities	(30,764)	(38,886)
Net cash used for financing activities	(234,513)	(92,951)
Effect of foreign currency exchange rates on cash	7,407	(857)
Net decrease in cash and equivalents, and restricted cash and equivalents	(261,870)	(37,684)
Cash and equivalents, and restricted cash and equivalents, end of period	$518,525	$872,001
Operating activities - During the fiscal year-to-date period ended May 3, 2025, net cash used for operating activities included an increase in cash outflows related to the timing of merchandise and advertising payables, partially offset by increased cash receipts as a result of the 8% year-over-year increase in net sales. During the fiscal year-to-date period ended May 4, 2024, net cash provided by operating activities included increased cash receipts as a result of the 22% year-over-year increase in net sales.

Investing activities - During the fiscal year-to-date period ended May 3, 2025, net cash used for investing activities was primarily used for capital expenditures of $51 million, partially offset by the maturity of $20 million of marketable securities. Net cash used for investing activities for the fiscal year-to-date period ended May 4, 2024 was primarily used for capital expenditures of $38.9 million.

Financing activities - During the fiscal year-to-date period ended May 3, 2025, net cash used for financing activities included the purchase of approximately 2.6 million shares of Common Stock with a market value of approximately $200 million and $34 million related to shares of Common Stock withheld (repurchased) to cover tax withholdings upon vesting of share-based compensation awards. During the fiscal year-to-date period ended May 4, 2024, net cash used for financing activities included

Abercrombie & Fitch Co.	29	2025 1Q Form 10-Q

$65 million related to shares of Common Stock withheld (repurchased) to cover tax withholdings upon vesting of share-based compensation awards, the purchase of approximately 0.1 million shares of Common Stock with a market value of approximately $15.0 million and the purchase of $9.3 million of the outstanding 8.75% Senior Secured Notes at a premium of $0.1 million.

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

There have been no material changes in the Company’s contractual obligations since February 1, 2025, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

RECENT ACCOUNTING PRONOUNCEMENTS

The Company describes its significant accounting policies in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” included on the Fiscal 2024 Form 10-K. The Company reviews recent accounting pronouncements on a quarterly basis and has excluded discussion of those not applicable to the Company and those that did not have, or are not expected to have, a material impact on the Company’s consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

The Company describes its critical accounting estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included on the Fiscal 2024 Form 10-K. There have been no significant changes in critical accounting policies and estimates since the end of Fiscal 2024.

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

Abercrombie & Fitch Co.	30	2025 1Q Form 10-Q

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

Reconciliations of non-GAAP financial metrics on a constant currency basis to financial measures calculated and presented in accordance with GAAP for the thirteen weeks ended May 3, 2025 and May 4, 2024 were as follows:

(in thousands, except change in net sales, operating income margin and per share data)	Thirteen Weeks Ended
Net sales	May 3, 2025	May 4, 2024	% Change
GAAP	$1,097,311	$1,020,730	8%
Impact from changes in foreign currency exchange rates	—	(208)	—
Non-GAAP on a constant currency basis	$1,097,311	$1,020,522	8%
Operating income	May 3, 2025	May 4, 2024	BPS Change (1)
GAAP	$101,533	$129,849	(340)
Impact from changes in foreign currency exchange rates	—	(5,234)	50
Adjusted non-GAAP on a constant currency basis	$101,533	$124,615	(290)
Net income per share attributable to A&F	May 3, 2025	May 4, 2024	$ Change
GAAP	$1.59	$2.14	$(0.55)
Impact from changes in foreign currency exchange rates	—	(0.08)	0.08
Adjusted non-GAAP on a constant currency basis	$1.59	$2.06	$(0.47)

(1)    The estimated basis point change has been rounded based on the change in the percentage of net sales.

EBITDA

The Company provides EBITDA as a supplemental measure used by the Company's executive management to assess the Company's performance. We also believe this supplemental performance measure is meaningful information for investors and other interested parties to use in computing the Company's core financial performance over multiple periods and with other companies by excluding the impact of differences in tax jurisdictions, debt service levels and capital investment.

A reconciliation of non-GAAP EBITDA to net income, a financial measure calculated and presented in accordance with GAAP, for the thirteen weeks ended May 3, 2025 and May 4, 2024 were as follows:

	Thirteen Weeks Ended
(in thousands, except ratios)	May 3, 2025	% of Net Sales	May 4, 2024	% of Net Sales
Net income	$81,739	7.4%	$115,078	11.3%
Income tax expense	26,577	2.4	19,794	1.9
Interest income, net	(6,783)	(0.6)	(5,023)	(0.5)
Depreciation and amortization	38,576	3.6	37,689	3.7
EBITDA (1)	$140,109	12.8	$167,538	16.4

(1)EBITDA is a supplemental financial measure that is not defined or prepared in accordance with GAAP. EBITDA is defined as net income before interest, income taxes and depreciation and amortization.

Abercrombie & Fitch Co.	31	2025 1Q Form 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

INVESTMENT SECURITIES

The Company maintains its cash equivalents in financial instruments, primarily time deposits and money market funds, with original maturities of three months or less. The Company is also invested in short-term marketable securities with maturities less than twelve months. Due to the short-term nature of these instruments, changes in interest rates are not expected to materially affect the fair value of these financial instruments.

The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II, and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies, which are recorded at cash surrender value. The change in cash surrender value resulted in realized gains of $0.4 million and $0.3 million for the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively. The realized gains were recorded in interest income, net on the Condensed Consolidated Statements of Operations and Comprehensive Income.

The Rabbi Trust assets were included in other assets on the Condensed Consolidated Balance Sheets as of May 3, 2025 and February 1, 2025 and are restricted in their use as noted above.

INTEREST RATE RISK

On July 15, 2024, the Company redeemed all of its outstanding 8.75% Senior Secured Notes, thereby eliminating that interest rate risk. This analysis for Fiscal 2025 may differ from the actual results due to potential changes in gross borrowings outstanding under the ABL Facility and potential changes in interest rate terms and limitations described within the Amended and Restated Credit Agreement.

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

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. As of May 3, 2025, the Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. dollar against the exchange rates for foreign currencies under contract. Such a hypothetical devaluation would decrease derivative contract fair values by approximately $21.0 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair values would be expected to be largely offset by the net change in fair values of the underlying hedged items. Refer to Note 12, “DERIVATIVE INSTRUMENTS,” for the fair value of any outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of May 3, 2025 and February 1, 2025.

Abercrombie & Fitch Co.	32	2025 1Q Form 10-Q

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended May 3, 2025. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Senior Vice President, Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of May 3, 2025.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 3, 2025 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

Abercrombie & Fitch Co.	33	2025 1Q Form 10-Q

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

Item 1A. Risk Factors

The Company’s risk factors as of May 3, 2025 have not changed materially from those disclosed in Part I, “Item 1A. Risk Factors” of the Fiscal 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the first quarter of Fiscal 2025 that were not registered under the Securities Act of 1933, as amended.

The following table provides information regarding the purchase of shares of Common Stock made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during each fiscal month of the thirteen weeks ended May 3, 2025:

Period (fiscal month)	Total Number of Shares Purchased (1)	Average Price Paid per Share(4)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)(4)
February 2, 2025 through March 1, 2025	—	$—	—	$1,300,000,000
March 2, 2025 through April 5, 2025	1,841,655	81.35	1,646,251	1,184,113,690
April 6, 2025 through May 3, 2025	1,239,667	67.92	1,003,145	1,100,039,825
Total	3,081,322	75.95	2,649,396	1,100,039,825
(1)An aggregate of 431,926 shares of Common Stock purchased during the thirteen weeks ended May 3, 2025 were withheld for tax payments due upon the vesting of employee restricted stock units.
(2)On March 5, 2025, the Company announced that the Board of Directors approved a new $1.3 billion share repurchase program (the “2025 Authorization”), replacing the prior share repurchase authorization of $500 million, approved by the Board of Directors in 2021 (the “2021 Authorization”). The 2025 Authorization does not have an expiration date.
(3)The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under the 2025 Authorization described in footnote 2 above. The shares may be purchased, from time to time depending on business and market conditions. The 2025 Authorization replaced the 2021 Authorization and shares may no longer be repurchased pursuant to the 2021 Authorization.
(4)The aggregate cost of share repurchases and average price paid per share excludes commissions and excise tax.

Abercrombie & Fitch Co.	34	2025 1Q Form 10-Q

Item 5. Other Information

During the thirteen weeks ended May 3, 2025, no director or officer of the Company adopted a new “Rule 10b5-1 trading arrangement ” or “non-Rule 10b5-1 trading arrangement,” and no director or officer of the Company modified or terminated an existing “Rule 10b5-1 trading arrangement ” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).*

*     Filed herewith.
**    Furnished herewith.

Abercrombie & Fitch Co.	35	2025 1Q Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abercrombie & Fitch Co.

Date: June 6, 2025	By:	/s/ Robert J. Ball
Robert J. Ball
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Officer)

	By:	/s/ Joseph Frericks
Joseph Frericks
Senior Vice President, Corporate Controller (Principal Accounting Officer)

Abercrombie & Fitch Co.	36	2025 1Q Form 10-Q