Form 10-Q
period 2025-08-02
ABERCROMBIE & FITCH CO /DE/
filed 2025-09-05
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2025
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Shares outstanding as of September 3, 2025
$0.01 Par Value	47,069,818

Abercrombie & Fitch Co.	2	2025 2Q Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$1,208,560	$1,133,974	$2,305,871	$2,154,704
Cost of sales, exclusive of depreciation and amortization	451,590	397,712	868,723	740,985
Selling expense	375,356	382,557	775,293	742,575
General and administrative expense	175,325	178,147	350,250	367,695
Other operating (income) loss, net	(369)	(67)	3,414	(2,025)
Operating income	206,658	175,625	308,191	305,474
Interest expense	620	5,189	1,281	10,969
Interest income	(3,094)	(10,392)	(10,538)	(21,195)
Interest income, net	(2,474)	(5,203)	(9,257)	(10,226)
Income before income taxes	209,132	180,828	317,448	315,700
Income tax expense	65,744	45,449	92,321	65,243
Net income	143,388	135,379	225,127	250,457
Less: Net income attributable to noncontrolling interests	2,005	2,211	3,331	3,439
Net income attributable to A&F	$141,383	$133,168	$221,796	$247,018

Net income per share attributable to A&F
Basic	$2.97	$2.60	$4.58	$4.84
Diluted	$2.91	$2.50	$4.47	$4.64

Weighted-average shares outstanding
Basic	47,550	51,246	48,382	51,069
Diluted	48,551	53,279	49,592	53,277

Other comprehensive income
Foreign currency translation adjustments, net of tax	$2,153	$3,441	$12,815	$1,604
Derivative financial instruments, net of tax	1,048	(1,150)	(11,492)	(627)
Other comprehensive income	3,201	2,291	1,323	977
Comprehensive income	146,589	137,670	226,450	251,434
Less: Comprehensive income attributable to noncontrolling interests	2,005	2,211	3,331	3,439
Comprehensive income attributable to A&F	$144,584	$135,459	$223,119	$247,995

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	3	2025 2Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Balance Sheets
(Thousands, except par value amounts)
(Unaudited)

	August 2, 2025	February 1, 2025
Assets
Current assets:
Cash and equivalents	$572,730	$772,727
Marketable securities	30,795	116,221
Receivables	174,000	105,324
Inventories	592,966	575,005
Other current assets	118,624	104,154
Total current assets	1,489,115	1,673,431
Property and equipment, net	638,590	575,773
Operating lease right-of-use assets	933,559	803,121
Other assets	240,677	247,562
Total assets	$3,301,941	$3,299,887
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$368,051	$364,532
Accrued expenses	429,616	504,922
Short-term portion of operating lease liabilities	223,020	211,600
Income taxes payable	17,354	45,890
Total current liabilities	1,038,041	1,126,944
Long-term liabilities:
Long-term portion of operating lease liabilities	876,461	740,013
Other liabilities	80,235	81,607
Total long-term liabilities	956,696	821,620
Stockholders’ equity
Class A Common Stock: $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	404,883	422,912
Retained earnings	3,414,033	3,196,724
Accumulated other comprehensive loss, net of tax (“AOCL”)	(137,828)	(139,151)
Treasury stock, at average cost: 56,233 and 53,565 shares as of August 2, 2025 and February 1, 2025, respectively	(2,389,866)	(2,145,890)
Total Abercrombie & Fitch Co. stockholders’ equity	1,292,255	1,335,628
Noncontrolling interests	14,949	15,695
Total stockholders’ equity	1,307,204	1,351,323
Total liabilities and stockholders’ equity	$3,301,941	$3,299,887

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	4	2025 2Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended August 2, 2025
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, May 3, 2025	47,643	$1,033	$396,750	$13,468	$3,272,657	$(141,029)	55,657	$(2,340,285)	$1,202,594
Net income	—	—	—	2,005	141,383	—	—	—	143,388
Purchase of Common Stock(1)	(599)	—	—	—	—	—	599	(50,480)	(50,480)
Share-based compensation issuances and exercises	23	—	(1,660)	—	(7)	—	(23)	899	(768)
Share-based compensation expense	—	—	9,793	—	—	—	—	—	9,793
Derivative financial instruments, net of tax	—	—	—	—	—	1,048	—	—	1,048
Foreign currency translation adjustments, net of tax	—	—	—	—	—	2,153	—	—	2,153
Distribution to noncontrolling interests, net	—	—	—	(524)	—	—	—	—	(524)
Ending balance at August 2, 2025	47,067	$1,033	$404,883	$14,949	$3,414,033	$(137,828)	56,233	$(2,389,866)	$1,307,204

	Thirteen Weeks Ended August 3, 2024
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, May 4, 2024	51,102	$1,033	$400,807	$12,284	$2,745,382	$(137,282)	52,198	$(1,931,054)	$1,091,170
Net income	—	—	—	2,211	133,168	—	—	—	135,379
Purchase of Common Stock	(84)	—	—	—	—	—	84	(15,000)	(15,000)
Share-based compensation issuances and exercises	51	—	(1,747)	—	(581)	—	(51)	276	(2,052)
Share-based compensation expense	—	—	9,233	—	—	—	—	—	9,233
Derivative financial instruments, net of tax	—	—	—	—	—	(1,150)	—	—	(1,150)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	3,441	—	—	3,441
Contribution to noncontrolling interests, net	—	—	—	129	—	—	—	—	129
Ending balance at August 3, 2024	51,069	$1,033	$408,293	$14,624	$2,877,969	$(134,991)	52,231	$(1,945,778)	$1,221,150
(1)Includes commissions and excise tax on share repurchases

Abercrombie & Fitch Co.	5	2025 2Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Twenty-Six Weeks Ended August 2, 2025
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 1, 2025	49,735	$1,033	$422,912	$15,695	$3,196,724	$(139,151)	53,565	$(2,145,890)	$1,351,323
Net income	—	—	—	3,331	221,796	—	—	—	225,127
Purchase of Common Stock(1)	(3,248)	—	—	—	—	—	3,248	(252,046)	(252,046)
Share-based compensation issuances and exercises	580	—	(38,413)	—	(4,487)	—	(580)	8,070	(34,830)
Share-based compensation expense	—	—	20,384	—	—	—	—	—	20,384
Derivative financial instruments, net of tax	—	—	—	—	—	(11,492)	—	—	(11,492)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	12,815	—	—	12,815
Distribution to noncontrolling interests, net	—	—	—	(4,077)	—	—	—	—	(4,077)
Ending balance at August 2, 2025	47,067	$1,033	$404,883	$14,949	$3,414,033	$(137,828)	56,233	$(2,389,866)	$1,307,204

	Twenty-Six Weeks Ended August 3, 2024
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 3, 2024	50,500	$1,033	$421,609	$14,827	$2,643,629	$(135,968)	52,800	$(1,895,143)	$1,049,987
Net income	—	—	—	3,439	247,018	—	—	—	250,457
Purchase of Common Stock	(203)	—	—	—	—	—	203	(30,000)	(30,000)
Share-based compensation issuances and exercises	772	—	(33,912)	—	(12,678)	—	(772)	(20,635)	(67,225)
Share-based compensation expense	—	—	20,596	—	—	—	—	—	20,596
Derivative financial instruments, net of tax	—	—	—	—	—	(627)	—	—	(627)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	1,604	—	—	1,604
Distribution to noncontrolling interests, net	—	—	—	(3,642)	—	—	—	—	(3,642)
Ending balance at August 3, 2024	51,069	$1,033	$408,293	$14,624	$2,877,969	$(134,991)	52,231	$(1,945,778)	$1,221,150
(1)Includes commissions and excise tax on share repurchases

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	6	2025 2Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Cash Flows
(Thousands)
(Unaudited)

	Twenty-Six Weeks Ended

	August 2, 2025	August 3, 2024
Operating activities
Net income	$225,127	$250,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,000	77,044
Amortization of capitalized cloud computing arrangement implementation costs	9,660	8,040
Asset impairment	3,452	1,567
Loss on disposal	1,380	2,170
Provision for (benefit from) deferred income taxes	19,675	(4,882)
Share-based compensation	20,384	20,596
Loss on extinguishment of debt	—	1,114
Changes in assets and liabilities:
Inventories	(15,164)	(70,053)
Accounts payable and accrued expenses	(102,681)	86,000
Operating lease right-of-use assets and liabilities	12,210	(5,147)
Income taxes	(28,536)	(36,157)
Other assets	(103,606)	(71,100)
Other liabilities	(5,008)	470
Net cash provided by operating activities	112,893	260,119
Investing activities
Purchases of marketable securities	—	(15,000)
Proceeds from maturities of marketable securities	85,000	—
Purchases of property and equipment	(116,943)	(81,649)
Net cash used for investing activities	(31,943)	(96,649)
Financing activities
Repayment/redemption of senior secured notes	—	(223,331)
Payment of debt modification costs and fees	—	(2,716)
Purchases of Common Stock	(251,223)	(30,000)
Acquisition of Common Stock for tax withholding obligations	(34,830)	(67,225)
Other financing activities	(4,660)	(3,689)
Net cash used for financing activities	(290,713)	(326,961)
Effect of foreign currency exchange rates on cash	9,700	101
Net decrease in cash and equivalents, and restricted cash and equivalents	(200,063)	(163,390)
Cash and equivalents, and restricted cash and equivalents, beginning of period	780,395	909,685
Cash and equivalents, and restricted cash and equivalents, end of period	$580,332	$746,295
Supplemental information related to non-cash activities
Purchases of property and equipment accrued in accounts payable	$67,376	$46,909
Excise tax liability accrued on share repurchases	2,047	—
Operating lease right-of-use assets additions, net of terminations, impairments and other reductions	248,528	174,597
Supplemental information related to cash activities
Cash paid for interest	—	9,527
Cash paid for income taxes	104,766	108,086
Cash paid for excise tax on share repurchases	1,224	—
Cash received from income tax refunds	566	10
Cash paid for amounts included in measurement of operating lease liabilities	150,292	133,673

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	7	2025 2Q Form 10-Q

Abercrombie & Fitch Co.
Index for Notes to Condensed Consolidated Financial Statements (Unaudited)

Abercrombie & Fitch Co.	8	2025 2Q Form 10-Q

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

Interim financial statements

The Condensed Consolidated Financial Statements as of August 2, 2025, and for the thirteen and twenty-six week periods ended August 2, 2025 and August 3, 2024, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements. Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2024 filed with the SEC on March 31, 2025 (the “Fiscal 2024 Form 10-K”). The February 1, 2025 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”).

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2025.

Abercrombie & Fitch Co.	9	2025 2Q Form 10-Q

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

Condensed Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

(in thousands)	Location	August 2, 2025	February 1, 2025	August 3, 2024	February 3, 2024
Cash and equivalents	Cash and equivalents	$572,730	$772,727	$738,402	$900,884
Restricted cash and equivalents	Other assets	7,602	7,668	7,893	8,801
Cash and equivalents and restricted cash and equivalents		$580,332	$780,395	$746,295	$909,685

Abercrombie & Fitch Co.	10	2025 2Q Form 10-Q

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

As of August 2, 2025 and February 1, 2025, $78.2 million and $88.4 million of SCF program liabilities were recorded in accounts payable in the Condensed Consolidated Balance Sheets, respectively. Amounts are reflected as cash used for operating activities in the Condensed Consolidated Statements of Cash Flows when settled.

3.INTERCHANGE FEE SETTLEMENT

Litigation settlement

During the second quarter of Fiscal 2025, the Company entered into a settlement related to the resolution of a payment card interchange fee litigation in which it was a plaintiff. The settlement resulted in a $39 million net benefit recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income. The net benefit is comprised of a $43 million settlement benefit recorded within selling expense and a $4 million settlement-related expense recorded within general and administrative expense.

4. REVENUE RECOGNITION

Disaggregation of revenue

All revenues are recognized in net sales in the Condensed Consolidated Statements of Operations and Comprehensive Income. For information regarding the disaggregation of revenue, refer to Note 15, “SEGMENT REPORTING.”

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of August 2, 2025, February 1, 2025, August 3, 2024 and February 3, 2024:

(in thousands)	August 2, 2025	February 1, 2025	August 3, 2024	February 3, 2024
Gift card liability (1)	$35,363	$45,364	$39,914	$41,144
Loyalty programs liability	34,695	32,199	29,535	27,937
(1)Includes $18.0 million and $14.8 million of revenue recognized during the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively, that was included in the gift card liability at the beginning of February 1, 2025 and February 3, 2024, respectively.

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Revenue associated with gift card redemptions and gift card breakage	$28,743	$32,831	$59,643	$63,492
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	17,008	14,712	32,320	28,670

Abercrombie & Fitch Co.	11	2025 2Q Form 10-Q

5. NET INCOME PER SHARE

Net income per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of A&F’s Class A Common Stock, $0.01 par value (“Common Stock”). The following table provides additional information pertaining to net income per share attributable to A&F for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Weighted-average treasury shares	(55,750)	(52,054)	(54,918)	(52,231)
Weighted-average — basic shares	47,550	51,246	48,382	51,069
Dilutive effect of share-based compensation awards	1,001	2,033	1,210	2,208
Weighted-average — diluted shares	48,551	53,279	49,592	53,277
Anti-dilutive shares (1)	604	204	563	237
(1)Reflects the total number of shares related to outstanding share-based compensation awards that have been excluded from the computation of net income per diluted share because the impact would have been anti-dilutive. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can be achieved from zero up to 200% of their target vesting amount and are reflected at the maximum vesting amount less any dilutive portion.

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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The following table provides the three levels of the hierarchy and the distribution of the Company’s assets measured at fair value on a recurring basis, as of August 2, 2025 and February 1, 2025:

	Assets and Liabilities at Fair Value as of August 2, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$168,794	$14,195	$—	$182,989
Derivative instruments (2)	—	714	—	714
Rabbi Trust assets (3)	1,164	54,669	—	55,833
Restricted cash equivalents (1)	3,084	1,499	—	4,583
Total assets	$173,042	$71,077	$—	$244,119

Liabilities:
Derivative instruments (2)	$—	$7,110	$—	$7,110
Total liabilities	$—	$7,110	$—	$7,110

	Assets and Liabilities at Fair Value as of February 1, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$304,072	$1,013	$—	$305,085
Derivative instruments (2)	—	4,315	—	4,315
Rabbi Trust assets (3)	1,164	53,921	—	55,085
Restricted cash equivalents (1)	3,070	1,496	—	4,566
Total assets	$308,306	$60,745	$—	$369,051

(1)    Level 1 assets consisted of investments in money market funds and U.S. treasury bills. Level 2 assets consisted of time deposits with original maturities of less than three months.
(2)    Level 2 assets and liabilities consisted primarily of foreign currency exchange forward contracts.
(3)    Level 1 assets consisted of investments in money market funds. Level 2 assets consisted of trust-owned life insurance policies.

Abercrombie & Fitch Co.	12	2025 2Q Form 10-Q

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

7. PROPERTY AND EQUIPMENT, NET
The following table provides property and equipment, net as of August 2, 2025 and February 1, 2025:

(in thousands)	August 2, 2025	February 1, 2025
Property and equipment, at cost	$2,743,388	$2,605,871
Less: Accumulated depreciation and amortization	(2,104,798)	(2,030,098)
Property and equipment, net	$638,590	$575,773
Refer to Note 9, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024.

8. LEASES

The Company is a party to leases related to its Company-operated retail stores, as well as for certain of its distribution centers, office space, information technology and equipment.

The following table provides a summary of the Company’s operating lease costs for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Single lease cost (1)	$76,735	$64,163	$146,582	$124,143
Variable lease cost (2)	45,929	45,197	94,504	91,366
Operating lease right-of-use asset impairment (3)	623	472	1,072	811
Sublease income	(1,048)	(986)	(2,036)	(1,970)
Total operating lease cost	$122,239	$108,846	$240,122	$214,350
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

The Company had minimum commitments related to operating lease contracts that have not yet commenced, primarily for certain Company-operated retail stores, of approximately $121.6 million as of August 2, 2025.

Abercrombie & Fitch Co.	13	2025 2Q Form 10-Q

9. ASSET IMPAIRMENT

The following table provides asset impairment charges for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Operating lease right-of-use asset impairment	$623	$471	$1,072	$810
Property and equipment asset impairment	1,228	230	1,458	757
Intangible asset impairment	922	—	922	—
Total asset impairment	$2,773	$701	$3,452	$1,567

Asset impairment charges for the twenty-six weeks ended August 2, 2025 and August 3, 2024 related to certain of the Company’s store assets, primarily in the EMEA and APAC segments. The store impairment charges for the twenty-six weeks ended August 2, 2025 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $7.4 million, including $5.9 million related to operating lease right-of-use assets.

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

One Big Beautiful Bill Act

On July 4, 2025, House Resolution 1, also known as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA includes, among other provisions, changes to U.S. corporate income tax law impacting the taxation of domestic and international business operations, including permanently extending certain expiring provisions of the Tax Cuts and Jobs Act, restoration of accelerated depreciation on capital expenditures, deductible research and experimental expenditures, and modifications to the international tax framework. The enactment of the OBBBA did not have a material impact on the consolidated financial statements and disclosures.

Impact of valuation allowances

During the thirteen and twenty-six weeks ended August 2, 2025, the Company did not recognize income tax benefits on $21.8 million and $31.8 million, respectively, of pretax losses, primarily in Switzerland, resulting in adverse tax impacts of $3.4 million and $4.9 million, respectively. During the thirteen and twenty-six weeks ended August 2, 2025, the Company recorded income tax expense of $5.6 million for the establishment of an additional valuation allowance against the remaining net deferred tax assets in Japan.

As of August 2, 2025, the Company had foreign net deferred tax assets of approximately $38.3 million, including $10.1 million, and $15.7 million in China, and the United Kingdom, respectively. While the Company believes that these net deferred tax assets are more-likely-than-not to be realized, it is not a certainty, as the Company continues to evaluate and respond to situations as they emerge. Should circumstances change, the net deferred tax assets may become subject to additional valuation allowances in the future. Additional valuation allowances would result in additional tax expense.

During the thirteen and twenty-six weeks ended August 3, 2024, the Company did not recognize income tax benefits on $7.0 million and $14.6 million, respectively, of pretax losses, primarily in Switzerland, resulting in adverse tax impacts of $1.1 million and $2.2 million, respectively.

As of February 1, 2025, there were approximately $8.2 million, $5.4 million, and $13.4 million of net deferred tax assets in China, Japan, and the United Kingdom, respectively.

Share-based compensation

Refer to Note 12, “SHARE-BASED COMPENSATION,” for details on income tax benefits and charges related to share-based compensation awards during the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024.

Abercrombie & Fitch Co.	14	2025 2Q Form 10-Q

11. BORROWINGS

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

The Company did not have any borrowings outstanding under the ABL Facility as of August 2, 2025 or as of February 1, 2025.

As of August 2, 2025, availability under the ABL Facility was $499.5 million, net of $0.5 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $36 million under the ABL Facility, borrowing capacity available to the Company under the ABL Facility was $449.5 million as of August 2, 2025.

Representations, warranties and covenants

The agreements related to the ABL Facility contain various representations, warranties and restrictive covenants that, among other things and subject to specified exceptions, restrict the ability of A&F and its subsidiaries to: grant or incur liens; incur, assume or guarantee additional indebtedness; sell or otherwise dispose of assets, including capital stock of subsidiaries; make investments in certain subsidiaries; pay dividends, make distributions or redeem or repurchase capital stock; change the nature of their business; and consolidate or merge with or into, or sell substantially all of the assets of the Company or A&F Management to another entity.

Certain of the agreements related to the ABL Facility also contain certain affirmative covenants, including reporting requirements such as delivery of financial statements, certificates and notices of certain events, maintaining insurance and providing additional guarantees and collateral in certain circumstances.

The Company was in compliance with all debt covenants under these agreements as of August 2, 2025.

12. SHARE-BASED COMPENSATION

Financial statement impact

The following table provides share-based compensation expense and the related income tax impacts for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Share-based compensation expense	$9,793	$9,233	$20,384	$20,596
Income tax benefits associated with share-based compensation expense recognized	1,487	1,240	2,885	2,518

The following table provides discrete income tax benefits and charges related to share-based compensation awards during the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Income tax discrete benefits realized for tax deductions related to the issuance of shares	$247	$2,778	$4,838	$17,332

The following table provides the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Employee tax withheld upon issuance of shares (1)	$768	$2,052	$34,830	$67,225
(1)    Classified within financing activities on the Condensed Consolidated Statements of Cash Flows.

Abercrombie & Fitch Co.	15	2025 2Q Form 10-Q

Restricted stock units

The following table provides the summarized activity for restricted stock units for the twenty-six weeks ended August 2, 2025:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at February 1, 2025	1,173,185	$47.95	424,541	$40.76	212,287	$58.95
Granted	424,497	78.71	95,309	78.69	47,663	85.88
Adjustments for performance achievement	—	—	152,539	30.12	87,168	41.38
Vested	(522,929)	42.60	(326,867)	30.12	(174,336)	41.38
Forfeited	(34,962)	56.93	(2,956)	89.06	(1,478)	109.36
Unvested at August 2, 2025 (1)	1,039,791	$63.00	342,566	$56.31	171,304	$74.95
(1)    Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can be achieved from zero up to 200% of their target vesting amount.

The following table provides the unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units as of August 2, 2025:

	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost (in thousands)	$55,180	$12,220	$7,027
Remaining weighted-average period cost is expected to be recognized (years)	1.3	0.9	1.1

The following table provides additional information pertaining to restricted stock units for the twenty-six weeks ended August 2, 2025 and August 3, 2024:

	Twenty-Six Weeks Ended
(in thousands)	August 2, 2025	August 3, 2024
Service-based restricted stock units:
Total grant date fair value of awards granted	$33,412	$28,766
Total grant date fair value of awards vested	22,277	20,500

Performance-based restricted stock units:
Total grant date fair value of awards granted	7,500	6,483
Total grant date fair value of awards vested	9,845	9,659

Market-based restricted stock units:
Total grant date fair value of awards granted	4,093	4,860
Total grant date fair value of awards vested	7,214	7,574

The following table provides the weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the twenty-six weeks ended August 2, 2025 and August 3, 2024:

	Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024
Grant date market price	$78.69	$120.56
Fair value	85.88	180.71

Price volatility	61%	59%
Expected term (years)	2.9	2.9
Risk-free interest rate	3.8%	4.3%
Dividend yield	—	—
Average volatility of peer companies	45.6	51.8
Average correlation coefficient of peer companies	0.4430	0.4866

Abercrombie & Fitch Co.	16	2025 2Q Form 10-Q

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

As of August 2, 2025, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany transactions:

(in thousands)	Notional Amount (1)
Euro	$66,284
British pound	88,178
Canadian dollar	35,827
(1)    Amounts reported are the U.S. dollar notional amounts outstanding as of August 2, 2025.

As of August 2, 2025, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge foreign-currency-denominated net monetary assets and liabilities:

(in thousands)	Notional Amount (1)
Euro	22,310
(1)    Amounts reported are the U.S. Dollar notional amounts outstanding as of August 2, 2025.

The fair value of derivative instruments is determined using quoted market prices of the same or similar instruments, adjusted for counterparty risk. The following table provides the location and amounts of derivative fair values of foreign currency exchange forward contracts on the Condensed Consolidated Balance Sheets as of August 2, 2025 and February 1, 2025:

(in thousands)	Location	August 2, 2025	February 1, 2025	Location	August 2, 2025	February 1, 2025
Derivatives designated as cash flow hedging instruments	Other current assets	$714	$4,315	Accrued expenses	$6,848	$—
Derivatives not designated as hedging instruments	Other current assets	—	—	Accrued expenses	262	—
Total		$714	$4,315		$7,110	$—

The following table provides information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
(Loss) gain recognized in AOCL (1)	$(1,239)	$(587)	$(12,575)	$442
(Loss) gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization (2)	(2,328)	527	(728)	1,010
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

Abercrombie & Fitch Co.	17	2025 2Q Form 10-Q

The following table provides additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Gain (loss) recognized in other operating (income) loss, net	$318	$(219)	$684	$443

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables provide activity in AOCL for the thirteen and twenty-six weeks ended August 2, 2025:

	Thirteen Weeks Ended August 2, 2025
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at May 3, 2025	$(133,221)	$(7,808)	$(141,029)
Other comprehensive income (loss) before reclassifications	2,153	(1,239)	914
Reclassified loss from AOCL (1)	—	2,328	2,328
Tax effect	—	(41)	(41)
Other comprehensive income after reclassifications	2,153	1,048	3,201
Ending balance at August 2, 2025	$(131,068)	$(6,760)	$(137,828)

	Twenty-Six Weeks Ended August 2, 2025
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 1, 2025	$(143,883)	$4,732	$(139,151)
Other comprehensive income (loss) before reclassifications	12,815	(12,575)	240
Reclassified loss from AOCL (1)	—	728	728
Tax effect	—	355	355
Other comprehensive income (loss) after reclassifications	12,815	(11,492)	1,323
Ending balance at August 2, 2025	$(131,068)	$(6,760)	$(137,828)

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

Abercrombie & Fitch Co.	18	2025 2Q Form 10-Q

15. SEGMENT REPORTING

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

The following tables provide the Company’s segment information as of August 2, 2025, February 1, 2025 and August 3, 2024, and for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024:

	Thirteen Weeks Ended August 2, 2025
(in thousands)	Americas (1)	EMEA	APAC	Total
Net sales	$974,200	$197,210	$37,150	$1,208,560
Cost of sales, exclusive of depreciation and amortization	360,569	77,401	13,620	451,590
Store occupancy (2)	90,136	30,106	12,082	132,324
Fulfillment (2)	68,708	22,857	4,901	96,466
Other expense (3)	134,958	42,316	12,514	189,788
Segment income (loss)	$319,829	$24,530	$(5,967)	$338,392
Operating loss not attributed to segments:
Corporate and other unallocated expenses (4)				(131,734)
Operating income				$206,658
Interest income, net				(2,474)
Income before income taxes				$209,132

Depreciation and amortization	$20,304	$5,913	$1,829	$28,046
Depreciation and amortization not attributed to segments				9,378
Total depreciation and amortization				$37,424

Capital expenditures	$41,958	$8,877	$4,839	$55,674
Capital expenditures not attributed to segments				10,505
Total capital expenditures				$66,179

Abercrombie & Fitch Co.	19	2025 2Q Form 10-Q

	Thirteen Weeks Ended August 3, 2024
(in thousands)	Americas (1)	EMEA	APAC	Total
Net sales	$901,224	$199,682	$33,068	$1,133,974
Cost of sales, exclusive of depreciation and amortization	314,291	71,798	11,623	397,712
Store occupancy (2)	81,848	28,963	7,936	118,747
Fulfillment (2)	83,210	19,462	4,130	106,802
Other expense (3)	146,755	41,419	12,624	200,798
Segment income (loss)	$275,120	$38,040	$(3,245)	$309,915
Operating loss not attributed to segments:
Corporate and other unallocated expenses (4)				(134,290)
Operating income				$175,625
Interest income, net				(5,203)
Income before income taxes				$180,828

Depreciation and amortization	$21,181	$7,647	$2,472	$31,300
Depreciation and amortization not attributed to segments				8,055
Total depreciation and amortization				$39,355

Capital expenditures	$24,517	$2,679	$3,870	$31,066
Capital expenditures not attributed to segments				11,697
Total capital expenditures				$42,763
(1)Includes the U.S., Canada, and Latin America. Net sales in the U.S. were $0.9 billion and $0.9 billion for the thirteen weeks ended August 2, 2025 and August 3, 2024, respectively.
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
(4)Corporate and other unallocated expenses represent corporate overhead expenses that have not been allocated to any segment.

	Twenty-Six Weeks Ended August 2, 2025
(in thousands)	Americas (1)	EMEA	APAC	Total
Net sales	$1,849,004	$382,246	$74,621	$2,305,871
Cost of sales, exclusive of depreciation and amortization	690,492	150,998	27,233	868,723
Store occupancy (2)	175,056	59,080	22,607	256,743
Fulfillment (2)	153,754	46,343	9,834	209,931
Other expense (3)	282,913	85,261	25,324	393,498
Segment income (loss)	$546,789	$40,564	$(10,377)	$576,976
Operating loss not attributed to segments:
Corporate and other unallocated expenses (4)				(268,785)
Operating income				$308,191
Interest income, net				(9,257)
Income before income taxes				$317,448

Depreciation and amortization	$43,259	$11,508	$3,867	$58,634
Depreciation and amortization not attributed to segments				17,366
Total depreciation and amortization				$76,000

Capital expenditures	$71,996	$16,906	$8,861	$97,763
Capital expenditures not attributed to segments				19,180
Total capital expenditures				$116,943

Abercrombie & Fitch Co.	20	2025 2Q Form 10-Q

	Twenty-Six Weeks Ended August 3, 2024
(in thousands)	Americas (1)	EMEA	APAC	Total
Net sales	$1,721,345	$364,460	$68,899	$2,154,704
Cost of sales, exclusive of depreciation and amortization	587,790	129,676	23,519	740,985
Store occupancy (2)	160,729	55,595	15,459	231,783
Fulfillment (2)	163,812	37,358	8,009	209,179
Other expense (3)	281,547	79,290	25,479	386,316
Segment income (loss)	$527,467	$62,541	$(3,567)	$586,441
Operating loss not attributed to segments:
Corporate and other unallocated expenses (4)				(280,967)
Operating income				$305,474
Interest income, net				(10,226)
Income before income taxes				$315,700

Depreciation and amortization	$41,077	$13,418	$3,936	$58,431
Depreciation and amortization not attributed to segments				18,613
Total depreciation and amortization				$77,044

Capital expenditures	$45,421	$5,892	$5,144	$56,457
Capital expenditures not attributed to segments				25,192
Total capital expenditures				$81,649
(1)Includes the U.S., Canada, and Latin America. Net sales in the U.S. were $1.8 billion and $1.6 billion for the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively.
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
(4)Corporate and other unallocated expenses represent corporate overhead expenses that have not been allocated to any segment.

	Assets
(in thousands)	August 2, 2025	February 1, 2025	August 3, 2024
Inventories
Americas	$482,533	$463,148	$438,076
EMEA	87,534	88,728	80,418
APAC	22,899	23,129	21,265
Total inventories	$592,966	$575,005	$539,759
Assets not attributed to segments	2,708,975	2,724,882	2,509,799
Total assets	$3,301,941	$3,299,887	$3,049,558

The Company’s long-lived assets and intellectual property, which primarily relates to trademark assets associated with the Company’s global operations, by geographic area as of August 2, 2025, February 1, 2025 and August 3, 2024 were as follows:

(in thousands)	August 2, 2025	February 1, 2025	August 3, 2024
Americas (1) (2)	$1,124,462	$991,673	$1,002,222
EMEA (3)	344,708	292,285	249,522
APAC	121,125	114,388	67,390
Total	$1,590,295	$1,398,346	$1,319,134
(1)Includes the U.S., Canada, and Latin America. Long-lived assets and intellectual property located in the U.S. were $1.1 billion, $965 million, and $971 million as of August 2, 2025, February 1, 2025 and August 3, 2024, respectively.
(2)Includes intellectual property of $2.9 million, $2.9 million, and $2.9 million as of August 2, 2025, February 1, 2025, and August 3, 2024, respectively.
(3)Includes intellectual property of $15.2 million, $16.6 million, and $17.0 million as of August 2, 2025, February 1, 2025, and August 3, 2024, respectively.

Brand Information

The following table provides additional disaggregated revenue information, which is categorized by brand, for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Abercrombie	$551,868	$582,416	$1,099,815	$1,153,929
Hollister	656,692	551,558	1,206,056	1,000,775
Total	$1,208,560	$1,133,974	$2,305,871	$2,154,704

Abercrombie & Fitch Co.	21	2025 2Q Form 10-Q

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by the Company or its management and authorized spokespeople involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s and management’s control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “should,” “are confident,” “will,” “could,” “outlook,” or the negative versions of those words or other comparable words, and similar expressions may identify forward-looking statements. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. Factors that could cause results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to, the risks described or referenced in Part I, Item 1A. “Risk Factors,” in the Company’s Fiscal 2024 Form 10-K and otherwise in our subsequent reports and filings with the SEC, as well as the following:
•risks related to global trade policy, including the impact of the imposition or threat of imposition of new or increased tariffs by the United States or foreign governments, other changes to trade policies or arrangements and continued uncertainties relating to such policies and arrangements, including as a result of litigation and court rulings, or a global trade war;
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

Abercrombie & Fitch Co.	22	2025 2Q Form 10-Q

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
•Current Trends and Outlook. A discussion related to certain of the Company’s focus areas for the current fiscal year and a discussion of certain risks and challenges, as well as a summary of the Company’s performance for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024.
•Results of Operations. An analysis of certain components of the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024.
•Liquidity and Capital Resources. A discussion of the Company’s financial condition, changes in financial condition and liquidity as of August 2, 2025, which includes (i) an analysis of financial condition as compared to February 1, 2025; (ii) an analysis of changes in cash flows for the twenty-six weeks ended August 2, 2025, as compared to the twenty-six weeks ended August 3, 2024; and (iii) an analysis of liquidity, including availability under the Company’s ABL Facility (as defined below), the Company’s share repurchase program, and covenant compliance.
•Recent Accounting Pronouncements. A discussion, as applicable, of the recent accounting pronouncements that the Company has adopted or is currently evaluating, including the dates of adoption and/or expected dates of adoption, and their anticipated effects on the Company’s Condensed Consolidated Financial Statements.
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

Abercrombie & Fitch Co.	23	2025 2Q Form 10-Q

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

Seasonality

Historically, the Company’s operations have been seasonal in nature and consist of two principal selling seasons: the spring season, which includes the first and second fiscal quarters (“Spring”), and the fall season, which includes the third and fourth fiscal quarters (“Fall”). Due to the seasonal nature of the retail apparel industry, the results of operations for any current period are not necessarily indicative of the results expected for the full fiscal year, and the Company could have significant fluctuations in certain asset and liability accounts. The Company historically experiences its greatest sales activity during the Fall season due to back-to-school and holiday sales periods, respectively.

CURRENT TRENDS AND OUTLOOK

Focus areas for Fiscal 2025

The Company introduced the Always Forward Plan in June 2022. The Always Forward Plan is anchored on our strategic growth principles, which are to:
•Execute focused growth plans;
•Accelerate an enterprise-wide digital revolution; and
•Operate with financial discipline.

While the Company has significantly outperformed certain financial targets set forth in the Always Forward Plan, the growth principles continue to serve as a framework for the Company achieving sustainable and profitable growth.

The Company’s strategic priorities continue to evolve based on changing consumer demands and new strategic opportunities, and management reviews and prioritizes investments and strategic focus areas to address such demands and opportunities.

The Company’s focus areas for Fiscal 2025 are to:

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

Operate with financial discipline by:
•using our agile inventory model and pricing strategies to position the Company to support customer demand throughout the year; and

Abercrombie & Fitch Co.	24	2025 2Q Form 10-Q

•maintaining our durable balance sheet and consistent free cash flow profile, underpinned by our disciplined investment philosophy while balancing against macro environment impacts and efficiency efforts.

Current macroeconomic conditions and tariffs

Macroeconomic conditions, such as a volatile interest rate environment, ongoing inflation, the geopolitical landscape, and foreign exchange rate fluctuations continue to impact the global economy. In addition, recent changes in legislative and regulatory developments, including enacted and proposed tariffs and other trade policies, have introduced additional uncertainty in the global economy and impacted our business and operations. For example, during Fiscal 2025, the U.S. announced a new universal baseline tariff on all U.S. imports, plus additional country-specific tariffs for select countries, including the countries from which we source a predominant portion of our merchandise, including Vietnam, Cambodia, and India. As a result, certain countries have imposed retaliatory tariffs on U.S. exports. The U.S. has reached trade agreements with certain countries, however U.S. tariff rates on imports from certain other countries remained subject to ongoing trade negotiations as of the date of this filing. It is also possible that further tariffs may be introduced or increased, or that existing tariffs may further change, resulting in continued uncertainty regarding the future of global trade relations. Additionally, recent court rulings bring additional uncertainty regarding the enforceability of the aforementioned tariffs. These continued uncertainties could disrupt our ability to procure, and/or result in increases to the cost of merchandise sourced from impacted countries. Uncertainties regarding tariffs, together with geopolitical tensions, may affect our business and operations or could lead to weakened business conditions for our industry. With continued uncertainty surrounding the geopolitical and trade environment, we continue to evaluate the impact of tariffs and other trade policies on our business and are continuing to build our playbook of mitigation strategies. Current mitigation strategies include evaluating supply chain footprint changes, negotiating with our supply chain vendors, pursuing operating expense reductions and determining ways to increase average unit retail (“AUR”) primarily through lower promotions and lower clearance selling. Assuming the estimated impact from the tariffs on goods imported into the U.S. based on with trade policies as of August 25, 2025, and factoring in certain planned mitigation strategies, we expect to incur approximately $90 million of net tariff expense, or 170 basis points as a percent of net sales, which will correspondingly negatively impact our operating profit in Fiscal 2025.

Further, in periods of perceived or actual unfavorable economic conditions, consumers may reallocate available discretionary spending or determine that they have fewer funds available for discretionary spending, which may also adversely impact demand for our products. Continued inflationary pressures could further impact expenses and have a long-term impact on the Company as increasing costs may impact its ability to maintain satisfactory margins.

Global events and supply chain disruptions

As a global multi-brand omnichannel specialty retailer, with operations in North America, Europe, the Middle East, and Asia, among other regions, management is mindful of macroeconomic risks, global challenges and the changing global geopolitical environment. The global supply chain also continues to be negatively impacted by various factors, including disruptions in major maritime routes, higher operational costs, and increased competition for supply chain availability due to uncertainty regarding tariffs and trade policy. In the past, the Company has taken certain mitigating actions in response to these disruptions, including increasing air freight usage where appropriate and prioritizing critical orders earlier to allow for longer lead times. During times of supply chain disruption, the Company may elect to pull forward product calendars which limits the effectiveness of our inventory chase model. Further mitigating actions may be needed and could result in higher freight costs in the near-term and beyond.

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

Through the end of the second fiscal quarter, the Company opened 26 new stores, remodeled 16 stores and right-sized five store, while closing eight stores. As part of this focus, the Company’s store investment plan includes delivering approximately 40 net store openings during Fiscal 2025 consisting of opening approximately 60 new stores, while closing approximately 20 stores, pending negotiations with our landlord partners. Additionally, the Company expects approximately 40 remodels and rightsizes, during Fiscal 2025, pending negotiations with our landlord partners.

Future closures could be completed through natural lease expirations, while certain other leases include early termination options that can be exercised under specific conditions. The Company may also elect to exit or modify other leases, and could incur charges related to these actions.

Recent Tax Law Changes

On July 4, 2025, House Resolution 1, also known as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA includes, among other provisions, changes to U.S. corporate income tax law impacting the taxation of domestic and international business operations, including permanently extending certain expiring provisions of the Tax Cuts and Jobs Act, restoration of accelerated depreciation on capital expenditures, deductible research and experimental expenditures, and modifications to the international tax framework. The enactment of the OBBBA did not have a material impact on the consolidated financial statements and disclosures.

Abercrombie & Fitch Co.	25	2025 2Q Form 10-Q

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

Summary of results
The following provides a summary of results for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024:

	GAAP		Non-GAAP (1)
Thirteen Weeks Ended	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales (in thousands)	$1,208,560	$1,133,974
Change in net sales	7%	21%
Comparable sales (2)			3%	18%
Operating income (in thousands)	$206,658	$175,625	$168,084
Operating income margin	17.1%	15.5%	13.9%
Net income attributable to A&F (in thousands)	$141,383	$133,168	$112,758
Net income per share attributable to A&F	2.91	2.50	2.32

Twenty-Six Weeks Ended
Net sales	$2,305,871	$2,154,704
Change in net sales	7%	22%
Comparable sales (2)			4%	19%
Operating income	$308,191	$305,474	$269,617
Operating income margin	13.4%	14.2%	11.7%
Net income attributable to A&F	$221,796	$247,018	$193,171
Net income per share attributable to A&F	4.47	4.64	3.90
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

Certain components of the Company’s Condensed Consolidated Balance Sheets as of August 2, 2025 and February 1, 2025 were as follows:

(in thousands)	August 2, 2025	February 1, 2025
Cash and equivalents	$572,730	$772,727
Marketable securities	30,795	116,221
Inventories	592,966	575,005

Certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the twenty-six-week periods ended August 2, 2025 and August 3, 2024 were as follows:

(in thousands)	August 2, 2025	August 3, 2024
Net cash provided by operating activities	$112,893	$260,119
Net cash used for investing activities	(31,943)	(96,649)
Net cash used for financing activities	(290,713)	(326,961)

Abercrombie & Fitch Co.	26	2025 2Q Form 10-Q

RESULTS OF OPERATIONS

The estimated basis point (“BPS”) change disclosed throughout this Results of Operations section has been rounded based on the change in the percentage of net sales.

Net sales

Net sales by segment are presented by attributing revenues to a physical store location or geographical region that fulfills the order. The Company’s net sales by reportable segment for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024 were as follows:

	Thirteen Weeks Ended
(in thousands, except ratios)	August 2, 2025	August 3, 2024	$ Change	% Change	Comparable Sales (1)
By segment:
Americas	$974,200	$901,224	$72,976	8%	5%
EMEA	197,210	199,682	(2,472)	(1)	(5)
APAC	37,150	33,068	4,082	12	1
Total	$1,208,560	$1,133,974	$74,586	7	3

	Twenty-Six Weeks Ended
(in thousands, except ratios)	August 2, 2025	August 3, 2024	$ Change	% Change	Comparable Sales (1)
By segment:
Americas	$1,849,004	$1,721,345	$127,659	7%	5%
EMEA	382,246	364,460	17,786	5	0
APAC	74,621	68,899	5,722	8	2
Total	$2,305,871	$2,154,704	$151,167	7	4
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

For the second quarter of Fiscal 2025, net sales increased 7%, as compared to the second quarter of Fiscal 2024. The increase was primarily attributable to high-single digit unit volume growth, with increases in company owned and operated stores digital channels and net new stores, partially offset by reduced AUR. The year-over-year increase in net sales reflects positive comparable sales of 3%, as compared to the second quarter of Fiscal 2024. On a geographic basis for the second quarter of Fiscal 2025:
•Net sales growth in the Americas region of 8% and 5% on a comparable basis. The increase was attributable to low-double digit unit volume growth, with increases in company owned and operated stores and digital channels and net new owned and operated stores.
•Net sales decline in the EMEA region of (1)% and (5)% on a comparable basis. The decrease was attributable to lower comparable AUR from increased promotional activity, partially offset by low single-digit unit volume growth, with increases in company owned and operated stores and digital channels, new stores and favorable foreign currency.
•Net sales growth in the APAC region of 12% and 1% on a comparable basis. Sales growth was led by low single-digit unit volume growth, with increases in owned and operated store and digital channels and new owned and operated stores.
For the year-to-date period of Fiscal 2025, net sales increased 7%, as compared to the year-to-date period of Fiscal 2024. The increase was primarily attributable to high-single digit growth unit volume growth, with increases in company owned and operated stores and digital channels. The year-over-year increase in net sales reflects positive comparable sales of 4%, as compared to the year-to-date period of Fiscal 2024. On a geographic basis for the year-to-date-period of Fiscal 2025:
•Net sales growth in the Americas region of 7% and 5% on a comparable basis. Sales growth was led by high single-digit unit volume growth, with increases in company owned and operated stores and digital channels and net new owned and operated stores.
•Net sales growth in the EMEA region of 5% and flat on a comparable basis. The increase was attributable to new store sales, low single-digit unit volume growth with an increase in in digital channels, and foreign currency partially offset by lower AUR.
•Net sales growth in the APAC region of 8% and 2% on a comparable sales basis. The increase was attributable to new store sales and low-single digit unit volume growth, with an increase in digital, partially offset by a decrease in owned and operated stores.

Abercrombie & Fitch Co.	27	2025 2Q Form 10-Q

The Company’s net sales by brand for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024 were as follows:

	Thirteen Weeks Ended
(in thousands, except ratios)	August 2, 2025	August 3, 2024	$ Change	% Change	Comparable Sales (1)
Abercrombie	$551,868	$582,416	$(30,548)	(5)%	(11)%
Hollister	656,692	551,558	105,134	19	19
Total	$1,208,560	$1,133,974	$74,586	7	3

	Twenty-Six Weeks Ended
(in thousands, except ratios)	August 2, 2025	August 3, 2024	$ Change	% Change	Comparable Sales (1)
Abercrombie	$1,099,815	$1,153,929	$(54,114)	(5)%	(10)%
Hollister	1,206,056	1,000,775	205,281	21	20
Total	$2,305,871	$2,154,704	$151,167	7	4
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

Cost of sales, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	August 2, 2025		August 3, 2024
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$451,590	37.4%	$397,712	35.1%	230

	Twenty-Six Weeks Ended
	August 2, 2025		August 3, 2024
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$868,723	37.7%	$740,985	34.4%	330

For the second quarter of Fiscal 2025, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 230 basis points, as compared to the second quarter of Fiscal 2024. The percentage increase was primarily attributable to cost of sales deleverage from single-digit AUR decreases driven by volume mix and targeted promotions, and higher average unit cost (“AUC”) partially due to an approximate 40 basis point adverse tariff impact compared to the second quarter of Fiscal 2024.

For the year-to-date period of Fiscal 2025, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 330 basis points, as compared to the year-to-date period of Fiscal 2024. The percentage increase was primarily attributable to cost of sales deleverage from single-digit AUR decreases driven by volume mix and targeted promotions, and higher AUC primarily related to 120 basis points in higher freight costs and an approximate 20 basis point adverse tariff impact compared to the year-to-date period of Fiscal 2024.

Abercrombie & Fitch Co.	28	2025 2Q Form 10-Q

Selling expense

	Thirteen Weeks Ended
	August 2, 2025		August 3, 2024
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Selling expense	$375,356	31.1%	$382,557	33.7%	(260)
Excluded item:
Litigation Settlement (1)	42,874	3.5	—	—	350
Adjusted non-GAAP selling expense	$418,230	34.6	$382,557	33.7	90

	Twenty-Six Weeks Ended
	August 2, 2025		August 3, 2024
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Selling expense	$775,293	33.6%	$742,575	34.5%	(90)
Excluded item:
Litigation Settlement (1)	42,874	1.9	—	—	190
Adjusted non-GAAP selling expense	$818,167	35.5	$742,575	34.5	100
(1)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

For the second quarter of Fiscal 2025, selling expense decreased by $7 million, as compared to the second quarter of Fiscal 2024. Selling expense as a percentage of net sales decreased 260 basis points, as compared to the second quarter of Fiscal 2024. The decrease in rate was primarily driven by expense leverage, including an approximate 350 basis point benefit resulting from the favorable settlement of claims to resolve payment card interchange fee litigation (the “Litigation Settlement”), partially offset by an approximate 90 basis point increase in store occupancy and payrolls costs. Excluding 350 basis points of benefits related to the Litigation Settlement, adjusted non-GAAP selling expense as a percentage of net sales increased by approximately 90 basis points during the second quarter of Fiscal 2025, as compared to the second quarter of Fiscal 2024.

For the year-to-date period of Fiscal 2025, selling expense increased by $33 million as compared to the year-to-date period of Fiscal 2024. Selling expense as a percentage of net sales decreased 90 basis points as compared to the year-to-date period of Fiscal 2024. The decrease in rate was primarily driven by expense leverage, including an approximate 190 basis point benefit resulting from the Litigation Settlement, partially offset by an approximate 60 basis point increase in store occupancy and payroll costs and an approximate 40 basis point increase in marketing. Excluding 190 basis points of benefits related to the Litigation Settlement, adjusted non-GAAP selling expense as a percentage of net sales increased by approximately 100 basis points during the year-to-date period of Fiscal 2025, as compared to the year-to-date period of Fiscal 2024.

Abercrombie & Fitch Co.	29	2025 2Q Form 10-Q

General and administrative expense

	Thirteen Weeks Ended
	August 2, 2025		August 3, 2024
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
General and administrative expense	$175,325	14.5%	$178,147	15.7%	(120)
Excluded item:
Litigation Settlement (1)	(4,300)	(0.4)	—	—	(40)
Adjusted non-GAAP general and administrative expense	$171,025	14.2	$178,147	15.7	(150)

	Twenty-Six Weeks Ended
	August 2, 2025		August 3, 2024
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
General and administrative expense	$350,250	15.2%	$367,695	17.1%	(190)
Excluded item:
Litigation Settlement (1)	(4,300)	(0.2)	—	—	(20)
Adjusted non-GAAP general and administrative expense	$345,950	15.0	$367,695	17.1	(210)
(1)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

For the second quarter of Fiscal 2025, general and administrative expense decreased by $3 million, as compared to the second quarter of Fiscal 2024. General and administrative expense as a percentage of net sales decreased 120 basis points, as compared to the second quarter of Fiscal 2024. The decrease in expense rate was primarily driven by a 190 basis point decrease in employee compensation costs, partially offset by approximately 40 basis points in legal fees relating to the Litigation Settlement, and 30 basis points in other administrative expenses. Excluding 40 basis points of legal fees related to the Litigation Settlement, adjusted non-GAAP general and administrative expense as a percentage of net sales decreased by approximately 150 basis points during the second quarter of Fiscal 2025, as compared to the second quarter of Fiscal 2024.

For the year-to-date period of Fiscal 2025, general and administration expense decreased by $17 million, as compared to the year-to-date period of Fiscal 2024. General and administrative expense as a percentage of net sales decreased 190 basis points as compared to the year-to-date period of Fiscal 2024. The decrease in expense rate was primarily driven by an approximate 200 basis point decrease in employee compensation costs, approximately 20 basis points in legal fees relating to the Litigation Settlement, partially offset by approximately 30 basis points in outside services and other administrative expenses. Excluding 20 basis points of legal fees related to the Litigation Settlement, adjusted non-GAAP general and administrative expense as a percentage of net sales during the year-to-date period of Fiscal 2025, decreased by approximately 210 basis points, as compared to the year-to-date period of Fiscal 2024.

Other operating income, net

	Thirteen Weeks Ended
	August 2, 2025		August 3, 2024
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Other operating income, net	$(369)	—%	$(67)	—%	—

	Twenty-Six Weeks Ended
	August 2, 2025		August 3, 2024
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Other operating (loss) income, net	$3,414	0.1%	$(2,025)	(0.1)%	20

Abercrombie & Fitch Co.	30	2025 2Q Form 10-Q

Operating income

	Thirteen Weeks Ended
	August 2, 2025		August 3, 2024
(in thousands, except ratios)		% of Net sales(1)		% of Net sales(1)	BPS Change
Americas	$319,829	32.8%	$275,120	30.5%	230
EMEA	24,530	12.4	38,040	19.1	(670)
APAC	(5,967)	(16.1)	(3,245)	(9.8)	(630)
Operating loss not attributed to segments	(131,734)		(134,290)
Operating income	$206,658	17.1	$175,625	15.5	160
Excluded item:
Litigation Settlement (2)	38,574	3.2	—	—	320
Adjusted non-GAAP operating income	$168,084	13.9	$175,625	15.5	(160)

	Twenty-Six Weeks Ended
	August 2, 2025		August 3, 2024
(in thousands, except ratios)		% of Net Sales(1)		% of Net Sales(1)	BPS Change
Americas	$546,789	29.6%	$527,467	30.6%	(100)
EMEA	40,564	10.6	62,541	17.2	(660)
APAC	(10,377)	(13.9)	(3,567)	(5.2)	(870)
Operating loss not attributed to segments	(268,785)		(280,967)
Operating income	$308,191	13.4	$305,474	14.2	(80)
Excluded item:
Litigation Settlement (2)	38,574	1.7	—	—	170
Adjusted non-GAAP operating income	$269,617	11.7	$305,474	14.2	(250)
(1)    Segment operating income as a percentage of net sales is calculated by attributing the segment’s operating income with the respective net sales in the segment.
(2)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.
For the second quarter of Fiscal 2025, operating income increased by $31 million, or 160 basis points, as a percentage of net sales, as compared to the second quarter of Fiscal 2024.
•Operating income for the Americas region increased $45 million, or 230 basis points as a percentage of region net sales, as compared to the second quarter of Fiscal 2024. The increase as a percent of sales was primarily attributed to a benefit from the Litigation Settlement included in selling expense, partially offset by higher cost of sales, inclusive of tariffs, and deleverage on store occupancy expenses.
•Operating income for the EMEA region decreased $14 million or 670 basis points as a percentage of region net sales, as compared to the second quarter of Fiscal 2024. The decrease as a percent of sales is primarily attributed to lower comparable AUR and deleverage on stores and distribution center related fulfillment expenses.
•Operating (loss) for the APAC region increased by $3 million or 630 basis points as a percentage of region net sales, as compared to the second quarter of Fiscal 2024. The decrease as a percent of sales is primarily attributed to deleverage on higher stores and distribution expenses.
Excluding the benefits related to the Litigation Settlement, adjusted non-GAAP operating income as a percentage of net sales decreased by approximately 160 basis points during the second quarter of Fiscal 2025, as compared to the second quarter of Fiscal 2024.
For the year-to-date period of Fiscal 2025, operating income increased by $3 million compared to the year-to-date period of Fiscal 2024. As a percentage of net sales operating income decreased 80 basis points compared to the year-to-date period of Fiscal 2024.
•Operating income for the Americas increased $19 million and decreased 100 basis points as a percentage of region net sales as compared to the year-to-date period of Fiscal 2024. The decrease as a percent of sales was primarily attributed to higher cost of sales, inclusive of tariffs, and deleverage on store occupancy expenses, partially offset by a benefit from the Litigation Settlement included in selling expense.
•Operating (loss) for EMEA increased $22 million, or 660 basis points as a percentage of region net sales as compared to the year-to-date period of Fiscal 2024. The decrease as a percent of sales primarily relates to higher freight costs, marketing and deleverage on distribution center related fulfillment expenses.
•Operating (loss) for APAC increased $7 million, or 870 basis points as a percentage of region net sales, as compared to the year-to-date period of Fiscal 2024. The decrease as a percent of sales is primarily attributed to deleverage on higher stores and distribution expenses.
Excluding the benefits related to the Litigation Settlement, adjusted non-GAAP operating income as a percentage of net sales decreased by approximately 250 basis points during the year-to-date period of Fiscal 2025, as compared to the year-to-date period of Fiscal 2024.

Abercrombie & Fitch Co.	31	2025 2Q Form 10-Q

Interest income, net

	Thirteen Weeks Ended
	August 2, 2025		August 3, 2024
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Interest expense	$620	0.1%	$5,189	0.5%	(40)
Interest income	(3,094)	(0.3)	(10,392)	(1.0)	70
Interest income, net	$(2,474)	(0.2)	$(5,203)	(0.5)	30

	Twenty-Six Weeks Ended
	August 2, 2025		August 3, 2024
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Interest expense	$1,281	0.1%	$10,969	0.5%	(40)
Interest income	(10,538)	(0.5)	(21,195)	(1.0)	50
Interest income, net	$(9,257)	(0.4)	$(10,226)	(0.5)	10

For the second quarter of Fiscal 2025, interest income, net decreased $2.7 million, as compared to the second quarter of Fiscal 2024. The net decrease was a result of a reduction in interest income due to the decrease in balance on time deposits and money market accounts compared to the second quarter of Fiscal 2024. This was partially offset by lower interest expense in Fiscal 2025 compared to Fiscal 2024 as a result of the redemption of the remaining outstanding balance of the 8.75% Senior Secured Notes on July 15, 2024.

For the year-to-date period of Fiscal 2025, interest income, net decreased $1.0 million, as compared to the year-to-date period of Fiscal 2024. The net decrease was a result of a reduction in interest income due to the decrease in balance on time deposits and money market accounts compared to the year-to-date period of Fiscal 2024. This was partially offset by lower interest expense in Fiscal 2025 compared to Fiscal 2024 as a result of the redemption of the remaining outstanding balance of the 8.75% Senior Secured Notes on July 15, 2024.

Income tax expense

	Thirteen Weeks Ended
	August 2, 2025		August 3, 2024
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$65,744	31.4%	$45,449	25.1%
Excluded item:
Tax effect of pre-tax excluded items (1)	(9,949)		—
Adjusted non-GAAP income tax expense	$55,795	32.7	$45,449	25.1

	Twenty-Six Weeks Ended
	August 2, 2025		August 3, 2024
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$92,321	29.1%	$65,243	20.7%
Excluded item:
Tax effect of pre-tax excluded items (1)	(9,949)		—
Adjusted non-GAAP income tax expense	$82,372	29.5	$65,243	20.7
(1)    The tax effect of pre-tax excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for details of pre-tax excluded items.

The change in the effective tax rate for the second quarter and year-to-date period of Fiscal 2025, as compared with the second quarter and the year-to-date period of Fiscal 2024, is due to jurisdictional mix, a lower tax benefit on share-based compensation compared with the prior year, and the establishment of an additional valuation allowance in Japan.

Refer to Note 10, “INCOME TAXES.”

Abercrombie & Fitch Co.	32	2025 2Q Form 10-Q

Net income attributable to A&F

	Thirteen Weeks Ended
	August 2, 2025		August 3, 2024
(in thousands)		% of Net sales		% of Net sales	BPS Change
Net income attributable to A&F	$141,383	11.7%	$133,168	11.7%	—
Excluded item, net of tax (1)	(28,625)	(2.4)	—	—	(240)
Adjusted non-GAAP net income attributable to A&F	$112,758	9.3	$133,168	11.7	(240)

	Twenty-Six Weeks Ended
	August 2, 2025		August 3, 2024
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Net income attributable to A&F	$221,796	9.6%	$247,018	11.5%	(190)
Excluded item, net of tax (1)	(28,625)	(1.2)	—	0.0	(120)
Adjusted non-GAAP net income attributable to A&F	$193,171	8.4	$247,018	11.5	(310)
(1)    Excluded items presented above under “Operating income,” and “Income tax expense”. Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Net income per share attributable to A&F

	Thirteen Weeks Ended
	August 2, 2025	August 3, 2024	$ Change
Net income per diluted share attributable to A&F	$2.91	$2.50	$0.41
Excluded item, net of tax (1) (2)	(0.59)	—	(0.59)
Adjusted non-GAAP net income per diluted share attributable to A&F	2.32	2.50	(0.18)
Impact from changes in foreign currency exchange rates	—	0.03	(0.03)
Adjusted non-GAAP net income per diluted share attributable to A&F on a constant currency basis (2)	$2.32	$2.53	$(0.21)

	Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	$ Change
Net income per diluted share attributable to A&F	$4.47	$4.64	$(0.17)
Excluded item, net of tax (1) (2)	(0.58)	—	(0.58)
Adjusted non-GAAP net income per diluted share attributable to A&F	$3.90	$4.64	$(0.74)
Impact from changes in foreign currency exchange rates	—	(0.04)	0.04
Adjusted non-GAAP net income per diluted share attributable to A&F on a constant currency basis (2)	$3.90	$4.60	$(0.70)
(1)    Excluded items presented above under “Operating income,” and “Income tax expense”.
(2)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Abercrombie & Fitch Co.	33	2025 2Q Form 10-Q

EBITDA AND ADJUSTED EBITDA

	Thirteen Weeks Ended
	August 2, 2025		August 3, 2024
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Net income	$143,388	11.9%	$135,379	11.9%	—
Income tax expense	65,744	5.4	45,449	4.0	140
Interest (income) expense, net	(2,474)	(0.2)	(5,203)	(0.5)	30
Depreciation and amortization	37,424	3.1	39,355	3.6	(50)
EBITDA (1)	$244,082	20.2	$214,980	19.0	120
Excluded item:
Litigation Settlement (2)	(38,574)	(3.2)	—	—	(320)
Adjusted EBITDA (1)	$205,508	17.0	$214,980	19.0	(200)

	Twenty-Six Weeks Ended
	August 2, 2025		August 3, 2024
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Net income	$225,127	9.8%	$250,457	11.6%	(180)
Income tax expense	92,321	4.0	65,243	3.0	100
Interest (income) expense, net	(9,257)	(0.4)	(10,226)	(0.5)	10
Depreciation and amortization	76,000	3.3	77,044	3.7	(40)
EBITDA (1)	$384,191	16.7	$382,518	17.8	(110)
Excluded item:
Litigation Settlement (2)	(38,574)	(1.7)	—	0.0	(170)
Adjusted EBITDA (1)	$345,617	15.0	$382,518	17.8	(280)

(1)EBITDA and adjusted EBITDA are supplemental financial measures that are not defined or prepared in accordance with GAAP. EBITDA is defined as net income before interest, income taxes and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for excluded items.
(2)Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Abercrombie & Fitch Co.	34	2025 2Q Form 10-Q

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

Primary sources and uses of cash

The Company’s business has two principal selling seasons: Spring and Fall. The Company generally experiences its greatest sales activity during the Fall season due to the back-to-school and holiday sales periods. The Company relies on excess operating cash flows, which are largely generated in Fall, to fund operations throughout the year and to reinvest in the business to support future growth. The Company also has the ABL Facility available as a source of additional funding, which is described further below under “Credit facility”.

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

When evaluating opportunities for investments in the business, management considers alignment with initiatives that position the business for sustainable long-term growth and with the Company’s strategic pillars as described within Part I, “Item 1. Business - STRATEGY AND KEY BUSINESS PRIORITIES” included in the Fiscal 2024 Form 10-K, including being opportunistic regarding growth opportunities. Examples of potential investment opportunities include, but are not limited to, new store experiences, and investments in the Company’s digital and omnichannel initiatives. Historically, the Company has utilized free cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as digital and omnichannel investments, and information technology. For the year-to-date period ended August 2, 2025, the Company invested $116.9 million towards capital expenditures. Total capital expenditures for Fiscal 2025 are expected to be approximately $225 million.

The Company measures liquidity using total cash and cash equivalents and incremental borrowing available under the ABL Facility. As of August 2, 2025, the Company had cash and cash equivalents of $572.7 million and total liquidity of approximately $1.0 billion, compared with cash and cash equivalents of $772.7 million and total liquidity of approximately $1.2 billion at the beginning of Fiscal 2025.

Share repurchases

In March 2025, the Company announced that the Board of Directors approved a $1.3 billion share repurchase program (the “2025 Authorization”), which replaced the prior share repurchase program of $500 million authorized by the Board of Directors in 2021. The 2025 Authorization does not have an expiration date.

During the year-to-date period ended August 2, 2025, the Company repurchased approximately 3.2 million shares of its Common Stock pursuant to this share repurchase authorization for approximately $250 million. As of August 2, 2025, the Company had $1.1 billion in share repurchases remaining under the 2025 Authorization.

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

Abercrombie & Fitch Co.	35	2025 2Q Form 10-Q

Credit facility

On August 2, 2024, A&F, as parent and a guarantor, A&F Management Co., as lead borrower, and certain of A&F’s direct and indirect wholly-owned subsidiaries, as additional borrowers and guarantors, entered into the Second Amendment to the Amended and Restated Credit Agreement (as amended, the “ABL Credit Agreement”). The ABL Credit Agreement provides for the ABL Facility, which is a senior secured asset-based revolving credit facility of up to $500 million. As of August 2, 2025, the Company did not have any borrowings outstanding under the ABL Facility.

Details regarding the remaining borrowing capacity under the ABL Facility as of August 2, 2025 are as follows:

(in thousands)	August 2, 2025
Loan cap	$500,000
Less: Outstanding stand-by letters of credit	(452)
Borrowing capacity	499,548
Less: Minimum excess availability (1)	(50,000)
Borrowing capacity available	$449,548
(1)    Under the ABL Facility, the Company must maintain excess availability equal to the greater of 10% of the loan cap or $36 million.

Refer to Note 11, “BORROWINGS.”

Income taxes

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S. without incurring additional federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019 are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds could be repatriated without incurring additional tax expense. As of August 2, 2025, $209.1 million of the Company’s $572.7 million of cash and equivalents were held by foreign affiliates.

Refer to Note 10, “INCOME TAXES.”

Analysis of cash flows

The table below provides certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 2, 2025 and August 3, 2024:

	Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024
(in thousands)
Cash and equivalents, and restricted cash and equivalents, beginning of period	$780,395	$909,685
Net cash provided by operating activities	112,893	260,119
Net cash used for investing activities	(31,943)	(96,649)
Net cash used for financing activities	(290,713)	(326,961)
Effect of foreign currency exchange rates on cash	9,700	101
Net decrease in cash and equivalents, and restricted cash and equivalents	(200,063)	(163,390)
Cash and equivalents, and restricted cash and equivalents, end of period	$580,332	$746,295
Operating activities - During the fiscal year-to-date period ended August 2, 2025, net cash provided by operating activities included an increase in cash outflows related to the timing of merchandise and advertising payables and higher inventory product costs, partially offset by increased cash receipts as a result of the 7% year-over-year increase in net sales. During the fiscal year-to-date period ended August 3, 2024, net cash provided by operating activities included increased cash receipts as a result of the 22% year-over-year increase in net sales.

Investing activities - During the fiscal year-to-date period ended August 2, 2025, net cash used for investing activities was primarily used for capital expenditures of $117 million, partially offset by the maturity of $85 million of marketable securities. Net cash used for investing activities for the fiscal year-to-date period ended August 3, 2024 was primarily used for capital expenditures of $81.6 million.

Financing activities - During the fiscal year-to-date period ended August 2, 2025, net cash used for financing activities included the purchase of approximately 3.2 million shares of Common Stock with a market value of approximately $251 million and $35 million related to shares of Common Stock withheld (repurchased) to cover tax withholdings upon vesting of share-based compensation awards. During the fiscal year-to-date period ended August 3, 2024, net cash used for financing activities included

Abercrombie & Fitch Co.	36	2025 2Q Form 10-Q

the repurchase of $9.3 million in the open market and redemption of $214.0 million of outstanding Senior Secured Notes, $67 million related to shares of Common Stock withheld (repurchased) to cover tax withholdings upon vesting of share-based compensation awards, and the purchase of approximately 0.2 million shares of Common Stock with a market value of approximately $30 million.

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

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q includes discussion of certain financial measures calculated and presented on both a GAAP and a non-GAAP basis. The Company believes that each of the non-GAAP financial measures presented in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” is useful to investors as it provides a meaningful basis to evaluate the Company’s operating performance excluding the effect of certain items that the Company believes may not reflect its future operating outlook, thereby supplementing investors’ understanding of comparability of operations across periods. Management used these non-GAAP financial measures during the periods presented to assess the Company’s performance and to develop expectations for future operating performance. These non-GAAP financial measures should be used as a supplement to, and not as an alternative to, the Company’s GAAP financial results, and may not be calculated in the same manner as similar measures presented by other companies.

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

Abercrombie & Fitch Co.	37	2025 2Q Form 10-Q

Excluded item

The following financial measures are disclosed on a GAAP and on an adjusted non-GAAP basis excluding the following item, as applicable:

Financial measures (1)	Excluded items
Selling expense	Settlement of claims to resolve payment card interchange fee litigation
General and administrative expense	Legal fees in connection with settlement of claims to resolve payment card interchange fee litigation
Operating income	Settlement, net of legal fees, of claims to resolve payment card interchange fee litigation
Income tax expense (2)	Tax effect of pre-tax excluded item
Net income and net income per share attributable to A&F (2)	Pre-tax excluded items and the tax effect of pre-tax excluded item
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

Reconciliations of non-GAAP financial metrics on a constant currency basis to financial measures calculated and presented in accordance with GAAP for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024 were as follows:

(in thousands, except change in net sales, operating income margin and per share data)	Thirteen Weeks Ended			Twenty-Six Weeks Ended
Net sales	August 2, 2025	August 3, 2024	% Change	August 2, 2025	August 3, 2024	% Change
GAAP	$1,208,560	$1,133,974	7%	$2,305,871	$2,154,704	7%
Impact from changes in foreign currency exchange rates	—	10,707	(1)	—	10,499	—
Non-GAAP on a constant currency basis	$1,208,560	$1,144,681	6%	$2,305,871	$2,165,203	6%
Operating income	August 2, 2025	August 3, 2024	BPS Change (1)	August 2, 2025	August 3, 2024	BPS Change (1)
GAAP	$206,658	$175,625	160	$308,191	$305,474	(80)
Excluded items (2)	38,574	—	320	38,574	—	170
Adjusted non-GAAP	$168,084	$175,625	(160)	$269,617	$305,474	(250)
Impact from changes in foreign currency exchange rates	—	2,272	0	—	(2,962)	20
Adjusted non-GAAP on a constant currency basis	$168,084	$177,897	(160)	$269,617	$302,512	(230)
Net income per share attributable to A&F	August 2, 2025	August 3, 2024	$ Change	August 2, 2025	August 3, 2024	$ Change
GAAP	$2.91	$2.50	$0.41	$4.47	$4.64	$(0.17)
Excluded items, net of tax (2)	0.59	—	0.59	0.58	—	0.58
Adjusted non-GAAP	$2.32	$2.50	$(0.18)	$3.90	$4.64	$(0.74)
Impact from changes in foreign currency exchange rates	—	0.03	(0.03)	—	(0.04)	0.04
Adjusted non-GAAP on a constant currency basis	$2.32	$2.53	$(0.21)	$3.90	$4.60	$(0.70)

(1)    The estimated basis point change has been rounded based on the change in the percentage of net sales.
(2)    Excluded item consists of a favorable settlement, net of legal fees, of payment card interchange fee litigation

Abercrombie & Fitch Co.	38	2025 2Q Form 10-Q

EBITDA AND ADJUSTED EBITDA

The Company provides EBITDA and adjusted EBITDA as supplemental measures used by the Company’s executive management to assess the Company’s performance. We also believe these supplemental performance measures are meaningful information for investors and other interested parties to use in computing the Company’s core financial performance over multiple periods and with other companies by excluding the impact of differences in tax jurisdictions, debt service levels and capital investment.

A reconciliation of non-GAAP EBITDA to net income, a financial measure calculated and presented in accordance with GAAP, and the adjustments made in calculating adjusted EBITDA for the thirteen and twenty-six weeks ended August 2, 2025 and August 3, 2024 were as follows:

	Thirteen Weeks Ended
(in thousands, except ratios)	August 2, 2025	% of Net Sales	August 3, 2024	% of Net Sales
Net income	$143,388	11.9%	$135,379	11.9%
Income tax expense	65,744	5.4	45,449	4.0
Interest income, net	(2,474)	(0.2)	(5,203)	(0.5)
Depreciation and amortization	37,424	3.1	39,355	3.6
EBITDA (1)	$244,082	20.2	$214,980	19.0

Adjustments to EBITDA
Litigation Settlement (2)	(38,574)	(3.2)	—	—
Adjusted EBITDA (1)	$205,508	17.0	$214,980	19.0

	Twenty-Six Weeks Ended
(in thousands, except ratios)	August 2, 2025	% of Net Sales	August 3, 2024	% of Net Sales
Net income	$225,127	9.8%	$250,457	11.6%
Income tax expense	92,321	4.0	65,243	3.0
Interest (income) expense, net	(9,257)	(0.4)	(10,226)	(0.5)
Depreciation and amortization	76,000	3.3	77,044	3.7
EBITDA (1)	$384,191	16.7	$382,518	17.8

Adjustments to EBITDA
Litigation settlement (2)	(38,574)	(1.7)	—	—
Adjusted EBITDA (1)	$345,617	15.0	$382,518	17.8
(1)EBITDA and adjusted EBITDA are supplemental financial measures that are not defined or prepared in accordance with GAAP. EBITDA is defined as net income before interest, income taxes and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for excluded items.
(2)Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Abercrombie & Fitch Co.	39	2025 2Q Form 10-Q

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

The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II, and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies, which are recorded at cash surrender value. The change in cash surrender value resulted in realized gains of $0.4 million and $0.3 million for the thirteen weeks ended August 2, 2025 and August 3, 2024, respectively, and $0.7 million and $0.7 million for the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively. The realized gains were recorded in interest income, net on the Condensed Consolidated Statements of Operations and Comprehensive Income.

The Rabbi Trust assets were included in other assets on the Condensed Consolidated Balance Sheets as of August 2, 2025 and February 1, 2025 and are restricted in their use as noted above.

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

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. As of August 2, 2025, the Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. dollar against the exchange rates for foreign currencies under contract. Such a hypothetical devaluation would decrease derivative contract fair values by approximately $17.4 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair values would be expected to be largely offset by the net change in fair values of the underlying hedged items. Refer to Note 13, “DERIVATIVE INSTRUMENTS,” for the fair value of any outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of August 2, 2025 and February 1, 2025.

Abercrombie & Fitch Co.	40	2025 2Q Form 10-Q

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended August 2, 2025. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Senior Vice President, Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of August 2, 2025.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 2, 2025 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

Abercrombie & Fitch Co.	41	2025 2Q Form 10-Q

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

Item 1A. Risk Factors

The Company’s risk factors as of August 2, 2025 have not changed materially from those disclosed in Part I, “Item 1A. Risk Factors” of the Fiscal 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the second quarter of Fiscal 2025 that were not registered under the Securities Act of 1933, as amended.

The following table provides information regarding the purchase of shares of Common Stock made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during each fiscal month of the thirteen weeks ended August 2, 2025:

Period (fiscal month)	Total Number of Shares Purchased (1)	Average Price Paid per Share(4)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)(4)
May 4, 2025 through May 31, 2025	417	$79.35	—	$1,100,039,825
June 1, 2025 through July 5, 2025	382,129	79.93	374,414	1,070,079,572
July 6, 2025 through August 2, 2025	226,714	89.05	224,980	1,050,048,833
Total	609,260	83.33	599,394	1,050,048,833
(1)An aggregate of 9,866 shares of Common Stock purchased during the thirteen weeks ended August 2, 2025 were withheld for tax payments due upon the vesting of employee restricted stock units.
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
(4)The aggregate cost of share repurchases and average price paid per share excludes commissions and excise tax.

Abercrombie & Fitch Co.	42	2025 2Q Form 10-Q

Item 5. Other Information

During the thirteen weeks ended August 2, 2025, no director or officer of the Company adopted a new “Rule 10b5-1 trading arrangement ” or “non-Rule 10b5-1 trading arrangement,” and no director or officer of the Company modified or terminated an existing “Rule 10b5-1 trading arrangement ” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).*

*     Filed herewith.
**    Furnished herewith.

Abercrombie & Fitch Co.	43	2025 2Q Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abercrombie & Fitch Co.

Date: September 5, 2025	By:	/s/ Robert J. Ball
Robert J. Ball
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Officer)

	By:	/s/ Joseph Frericks
Joseph Frericks
Senior Vice President, Corporate Controller (Principal Accounting Officer)

Abercrombie & Fitch Co.	44	2025 2Q Form 10-Q