Form 10-Q
period 2025-11-01
ABERCROMBIE & FITCH CO /DE/
filed 2025-12-05
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2025
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Shares outstanding as of December 3, 2025
$0.01 Par Value	45,857,556

Abercrombie & Fitch Co.	2	2025 3Q Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$1,290,619	$1,208,966	$3,596,490	$3,363,670
Cost of sales, exclusive of depreciation and amortization	483,670	422,034	1,352,393	1,163,019
Selling expense	459,548	420,990	1,234,841	1,163,565
General and administrative expense	193,402	188,246	543,652	555,941
Other operating (income) loss, net	(1,022)	(1,586)	2,392	(3,611)
Operating income	155,021	179,282	463,212	484,756
Interest expense	550	569	1,831	11,538
Interest income	(6,491)	(9,302)	(17,029)	(30,497)
Interest income, net	(5,941)	(8,733)	(15,198)	(18,959)
Income before income taxes	160,962	188,015	478,410	503,715
Income tax expense	45,862	54,151	138,183	119,394
Net income	115,100	133,864	340,227	384,321
Less: Net income attributable to noncontrolling interests	2,105	1,885	5,436	5,324
Net income attributable to A&F	$112,995	$131,979	$334,791	$378,997

Net income per share attributable to A&F
Basic	$2.41	$2.59	$6.99	$7.43
Diluted	$2.36	$2.50	$6.83	$7.13

Weighted-average shares outstanding
Basic	46,842	50,951	47,869	51,030
Diluted	47,881	52,869	49,022	53,141

Other comprehensive income
Foreign currency translation adjustments, net of tax	$(620)	$84	$12,195	$1,688
Derivative financial instruments, net of tax	5,418	1,461	(6,074)	834
Other comprehensive income	4,798	1,545	6,121	2,522
Comprehensive income	119,898	135,409	346,348	386,843
Less: Comprehensive income attributable to noncontrolling interests	2,105	1,885	5,436	5,324
Comprehensive income attributable to A&F	$117,793	$133,524	$340,912	$381,519

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	3	2025 3Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Balance Sheets
(Thousands, except par value amounts)
(Unaudited)

	November 1, 2025	February 1, 2025
Assets
Current assets:
Cash and equivalents	$605,783	$772,727
Marketable securities	25,255	116,221
Receivables	131,741	105,324
Inventories	730,453	575,005
Other current assets	116,303	104,154
Total current assets	1,609,535	1,673,431
Property and equipment, net	661,646	575,773
Operating lease right-of-use assets	965,919	803,121
Other assets	242,818	247,562
Total assets	$3,479,918	$3,299,887
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$461,528	$364,532
Accrued expenses	458,075	504,922
Short-term portion of operating lease liabilities	225,847	211,600
Income taxes payable	17,557	45,890
Total current liabilities	1,163,007	1,126,944
Long-term liabilities:
Long-term portion of operating lease liabilities	905,041	740,013
Other liabilities	80,460	81,607
Total long-term liabilities	985,501	821,620
Stockholders’ equity
Class A Common Stock: $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	412,813	422,912
Retained earnings	3,525,907	3,196,724
Accumulated other comprehensive loss, net of tax (“AOCL”)	(133,030)	(139,151)
Treasury stock, at average cost: 57,444 and 53,565 shares as of November 1, 2025 and February 1, 2025, respectively	(2,489,880)	(2,145,890)
Total Abercrombie & Fitch Co. stockholders’ equity	1,316,843	1,335,628
Noncontrolling interests	14,567	15,695
Total stockholders’ equity	1,331,410	1,351,323
Total liabilities and stockholders’ equity	$3,479,918	$3,299,887

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	4	2025 3Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended November 1, 2025
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, August 2, 2025	47,067	$1,033	$404,883	$14,949	$3,414,033	$(137,828)	56,233	$(2,389,866)	$1,307,204
Net income				2,105	112,995				115,100
Purchase of Common Stock(1)	(1,250)						1,250	(100,961)	(100,961)
Share-based compensation issuances and exercises	39		(1,177)		(1,121)		(39)	947	(1,351)
Share-based compensation expense			9,107						9,107
Derivative financial instruments, net of tax						5,418			5,418
Foreign currency translation adjustments, net of tax						(620)			(620)
Distribution to noncontrolling interests, net				(2,487)					(2,487)
Ending balance at November 1, 2025	45,856	$1,033	$412,813	$14,567	$3,525,907	$(133,030)	57,444	$(2,489,880)	$1,331,410

	Thirteen Weeks Ended November 2, 2024
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, August 3, 2024	51,069	$1,033	$408,293	$14,624	$2,877,969	$(134,991)	52,231	$(1,945,778)	$1,221,150
Net income				1,885	131,979				133,864
Purchase of Common Stock	(720)						720	(100,056)	(100,056)
Share-based compensation issuances and exercises	22		(1,180)		(284)		(22)	(924)	(2,388)
Share-based compensation expense			9,527						9,527
Derivative financial instruments, net of tax						1,461			1,461
Foreign currency translation adjustments, net of tax						84			84
Distribution to noncontrolling interests, net				(3,182)					(3,182)
Ending balance at November 2, 2024	50,371	$1,033	$416,640	$13,327	$3,009,664	$(133,446)	52,929	$(2,046,758)	$1,260,460
(1)Includes commissions and excise tax on share repurchases

Abercrombie & Fitch Co.	5	2025 3Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Thirty-Nine Weeks Ended November 1, 2025
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 1, 2025	49,735	$1,033	$422,912	$15,695	$3,196,724	$(139,151)	53,565	$(2,145,890)	$1,351,323
Net income				5,436	334,791				340,227
Purchase of Common Stock(1)	(4,498)						4,498	(353,007)	(353,007)
Share-based compensation issuances and exercises	619		(39,590)		(5,608)		(619)	9,017	(36,181)
Share-based compensation expense			29,491						29,491
Derivative financial instruments, net of tax						(6,074)			(6,074)
Foreign currency translation adjustments, net of tax						12,195			12,195
Distribution to noncontrolling interests, net				(6,564)					(6,564)
Ending balance at November 1, 2025	45,856	$1,033	$412,813	$14,567	$3,525,907	$(133,030)	57,444	$(2,489,880)	$1,331,410

	Thirty-Nine Weeks Ended November 2, 2024
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 3, 2024	50,500	$1,033	$421,609	$14,827	$2,643,629	$(135,968)	52,800	$(1,895,143)	$1,049,987
Net income				5,324	378,997				384,321
Purchase of Common Stock	(923)						923	(130,056)	(130,056)
Share-based compensation issuances and exercises	794		(35,092)		(12,962)		(794)	(21,559)	(69,613)
Share-based compensation expense			30,123						30,123
Derivative financial instruments, net of tax						834			834
Foreign currency translation adjustments, net of tax						1,688			1,688
Distribution to noncontrolling interests, net				(6,824)					(6,824)
Ending balance at November 2, 2024	50,371	$1,033	$416,640	$13,327	$3,009,664	$(133,446)	52,929	$(2,046,758)	$1,260,460
(1)Includes commissions and excise tax on share repurchases

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	6	2025 3Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Cash Flows
(Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended

	November 1, 2025	November 2, 2024
Operating activities
Net income	$340,227	$384,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,566	116,610
Amortization of capitalized cloud computing arrangement implementation costs	15,126	11,317
Asset impairment	5,724	7,066
Loss on disposal	2,414	2,585
Provision for (benefit from) deferred income taxes	17,245	(9,881)
Share-based compensation	29,491	30,123
Loss on extinguishment of debt	—	1,114
Changes in assets and liabilities:
Inventories	(153,051)	(222,929)
Accounts payable and accrued expenses	28,717	184,604
Operating lease right-of-use assets and liabilities	10,618	(2,194)
Income taxes	(28,333)	(19,429)
Other assets	(63,940)	(81,740)
Other liabilities	(5,804)	1,189
Net cash provided by operating activities	313,000	402,756
Investing activities
Purchases of marketable securities	(15,000)	(55,000)
Proceeds from maturities of marketable securities	105,000	—
Purchases of property and equipment	(185,212)	(132,040)
Net cash used for investing activities	(95,212)	(187,040)
Financing activities
Repayment/redemption of senior secured notes	—	(223,331)
Payment of debt modification costs and fees	—	(3,273)
Purchases of Common Stock	(351,224)	(129,807)
Acquisition of Common Stock for tax withholding obligations	(36,181)	(69,613)
Other financing activities	(7,149)	(6,546)
Net cash used for financing activities	(394,554)	(432,570)
Effect of foreign currency exchange rates on cash	8,930	(1,834)
Net decrease in cash and equivalents, and restricted cash and equivalents	(167,836)	(218,688)
Cash and equivalents, and restricted cash and equivalents, beginning of period	780,395	909,685
Cash and equivalents, and restricted cash and equivalents, end of period	$612,559	$690,997
Supplemental information related to non-cash activities
Purchases of property and equipment accrued in accounts payable	$60,460	$57,005
Excise tax liability accrued on share repurchases	3,007	250
Operating lease right-of-use assets additions, net of terminations, impairments and other reductions	345,947	291,289
Supplemental information related to cash activities
Cash paid for interest	—	9,527
Cash paid for income taxes	152,735	147,733
Cash paid for excise tax on share repurchases	1,224	—
Cash received from income tax refunds	746	448
Cash paid for amounts included in measurement of operating lease liabilities	230,898	206,413

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	7	2025 3Q Form 10-Q

Abercrombie & Fitch Co.
Index for Notes to Condensed Consolidated Financial Statements (Unaudited)

Abercrombie & Fitch Co.	8	2025 3Q Form 10-Q

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

Interim financial statements

The Condensed Consolidated Financial Statements as of November 1, 2025, and for the thirteen and thirty-nine week periods ended November 1, 2025 and November 2, 2024, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements. Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2024 filed with the SEC on March 31, 2025 (the “Fiscal 2024 Form 10-K”). The February 1, 2025 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”).

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2025.

Abercrombie & Fitch Co.	9	2025 3Q Form 10-Q

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
Other than the new disclosure requirements, the adoption of this guidance will not have an impact on the Company’s consolidated financial statements.
ASU 2024-03 - Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

ASU 2025-01 - Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date

The updates require a disaggregated disclosure of income statement expenses. The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The updates are effective for fiscal years beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted.
Other than the new disclosure requirements, the adoption of this guidance will not have a impact on the Company’s consolidated financial statements.
ASU 2025-06 - Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
The update removes all references to project stages and clarifies that costs may begin to be capitalized once management has authorized the project and it is probable that the project will be completed and the software will be used to perform the function intended. The update specifies disclosure of capitalized internal-use software balance and accumulated amortization at the balance sheet date, the amortization for the period and a general description of the method used in computing amortization. The update is effective for annual periods beginning after December 15, 2027 and interim periods within those years. Early adoption is permitted.
The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and accompanying notes

Condensed Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

(in thousands)	Location	November 1, 2025	February 1, 2025	November 2, 2024	February 3, 2024
Cash and equivalents	Cash and equivalents	$605,783	$772,727	$683,089	$900,884
Restricted cash and equivalents	Other assets	6,776	7,668	7,908	8,801
Cash and equivalents and restricted cash and equivalents		$612,559	$780,395	$690,997	$909,685

Abercrombie & Fitch Co.	10	2025 3Q Form 10-Q

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

As of November 1, 2025 and February 1, 2025, $61.7 million and $88.4 million of SCF program liabilities were recorded in accounts payable in the Condensed Consolidated Balance Sheets, respectively. Amounts are reflected as cash used for operating activities in the Condensed Consolidated Statements of Cash Flows when settled.

3. INTERCHANGE FEE SETTLEMENT

Litigation settlement

During the second quarter of Fiscal 2025, the Company entered into a settlement related to the resolution of a payment card interchange fee litigation in which it was a plaintiff. The settlement resulted in a $39 million net benefit recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income for the thirty-nine weeks ended November 1, 2025. The net benefit is comprised of a $43 million settlement benefit recorded within selling expense and a $4 million settlement-related expense recorded within general and administrative expense.

4. REVENUE RECOGNITION

Disaggregation of revenue

All revenues are recognized in net sales in the Condensed Consolidated Statements of Operations and Comprehensive Income. For information regarding the disaggregation of revenue, refer to Note 15, “SEGMENT REPORTING.”

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of November 1, 2025, February 1, 2025, November 2, 2024, and February 3, 2024:

(in thousands)	November 1, 2025	February 1, 2025	November 2, 2024	February 3, 2024
Gift card liability (1)	$33,082	$45,364	$39,096	$41,144
Loyalty programs liability	35,895	32,199	30,648	27,937
(1)Includes $21.2 million and $17.7 million of revenue recognized during the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively, that was included in the gift card liability at the beginning of February 1, 2025 and February 3, 2024, respectively.

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Revenue associated with gift card redemptions and gift card breakage	$25,733	$32,680	$85,376	$96,172
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	19,454	16,697	51,774	45,367

Abercrombie & Fitch Co.	11	2025 3Q Form 10-Q

5. NET INCOME PER SHARE

Net income per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of A&F’s Class A Common Stock, $0.01 par value (“Common Stock”). The following table provides additional information pertaining to net income per share attributable to A&F for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Weighted-average treasury shares	(56,458)	(52,349)	(55,431)	(52,270)
Weighted-average — basic shares	46,842	50,951	47,869	51,030
Dilutive effect of share-based compensation awards	1,039	1,918	1,153	2,111
Weighted-average — diluted shares	47,881	52,869	49,022	53,141
Anti-dilutive shares (1)	584	250	600	329
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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The following table provides the three levels of the hierarchy and the distribution of the Company’s assets measured at fair value on a recurring basis, as of November 1, 2025 and February 1, 2025:

	Assets and Liabilities at Fair Value as of November 1, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$208,976	$23,730	$—	$232,706
Derivative instruments (2)	—	2,050	—	2,050
Rabbi Trust assets (3)	1,164	55,047	—	56,211
Restricted cash equivalents (1)	3,074	630	—	3,704
Total assets	$213,214	$81,457	$—	$294,671

Liabilities:
Derivative instruments (2)	$—	$2,719	$—	$2,719
Total liabilities	$—	$2,719	$—	$2,719

	Assets and Liabilities at Fair Value as of February 1, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$304,072	$1,013	$—	$305,085
Derivative instruments (2)	—	4,315	—	4,315
Rabbi Trust assets (3)	1,164	53,921	—	55,085
Restricted cash equivalents (1)	3,070	1,496	—	4,566
Total assets	$308,306	$60,745	$—	$369,051

(1)    Level 1 assets consisted of investments in money market funds and U.S. treasury bills. Level 2 assets consisted of time deposits with original maturities of less than three months.
(2)    Level 2 assets and liabilities consisted primarily of foreign currency exchange forward contracts.
(3)    Level 1 assets consisted of investments in money market funds. Level 2 assets consisted of trust-owned life insurance policies.

Abercrombie & Fitch Co.	12	2025 3Q Form 10-Q

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

7. PROPERTY AND EQUIPMENT, NET
The following table provides property and equipment, net as of November 1, 2025 and February 1, 2025:

(in thousands)	November 1, 2025	February 1, 2025
Property and equipment, at cost	$2,795,078	$2,605,871
Less: Accumulated depreciation and amortization	(2,133,432)	(2,030,098)
Property and equipment, net	$661,646	$575,773
Refer to Note 9, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024.

8. LEASES

The Company is a party to leases related to its Company-operated retail stores, as well as for certain of its distribution centers, office space, information technology and equipment.

The following table provides a summary of the Company’s operating lease costs for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Single lease cost (1)	$80,059	$69,167	$226,641	$193,310
Variable lease cost (2)	47,994	45,715	142,498	137,081
Operating lease right-of-use asset impairment (3)	1,331	233	2,403	1,043
Sublease income	(1,064)	(1,003)	(3,100)	(2,973)
Total operating lease cost	$128,320	$114,112	$368,442	$328,461
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

The Company had minimum commitments related to operating lease contracts that have not yet commenced, primarily for certain Company-operated retail stores, of approximately $119.4 million as of November 1, 2025.

Abercrombie & Fitch Co.	13	2025 3Q Form 10-Q

9. ASSET IMPAIRMENT

The following table provides asset impairment charges for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Operating lease right-of-use asset impairment	$1,331	$233	$2,403	$1,043
Property and equipment asset impairment	940	5,266	2,398	6,023
Intangible asset impairment	—	—	922	—
Total asset impairment	$2,271	$5,499	$5,723	$7,066

Asset impairment charges for the thirty-nine weeks ended November 1, 2025 and November 2, 2024 related to certain of the Company’s store assets, in the Americas, EMEA and APAC segments. The store impairment charges for the thirty-nine weeks ended November 1, 2025 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $11.4 million, including $9.6 million related to operating lease right-of-use assets.

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

One Big Beautiful Bill Act

On July 4, 2025, House Resolution 1, also known as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA includes, among other provisions, changes to U.S. corporate income tax law impacting the taxation of domestic and international business operations, including permanently extending certain expiring provisions of the Tax Cuts and Jobs Act, restoration of accelerated depreciation on capital expenditures, deductible research and experimental expenditures, and modifications to the international tax framework. The enactment of the OBBBA did not have a material impact on the Company’s consolidated financial statements and disclosures.

Impact of valuation allowances

During the thirteen and thirty-nine weeks ended November 1, 2025, the Company did not recognize income tax benefits on $21.0 million and $52.8 million, respectively, of pretax losses, primarily in Switzerland, resulting in adverse tax impacts of $3.2 million and $8.1 million, respectively. During the thirty-nine weeks ended November 1, 2025, the Company recorded income tax expense of $5.6 million for the establishment of an additional valuation allowance against the remaining net deferred tax assets in Japan.

As of November 1, 2025, the Company had foreign net deferred tax assets of approximately $40.3 million, including $15.5 million and $11.4 million in the United Kingdom and China, respectively. While the Company believes that these net deferred tax assets are more-likely-than-not to be realized, it is not a certainty, as the Company continues to evaluate and respond to situations as they emerge. Should circumstances change, the net deferred tax assets may become subject to additional valuation allowances in the future. Additional valuation allowances would result in additional tax expense.

During the thirteen and thirty-nine weeks ended November 2, 2024, the Company did not recognize income tax benefits on $7.7 million and $22.3 million, respectively, of pretax losses, primarily in Switzerland, resulting in adverse tax impacts of $1.2 million and $3.4 million, respectively.

As of February 1, 2025, there were approximately $8.2 million, $5.4 million, and $13.4 million of net deferred tax assets in China, Japan, and the United Kingdom, respectively.

Share-based compensation

Refer to Note 12, “SHARE-BASED COMPENSATION,” for details on income tax benefits and charges related to share-based compensation awards during the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024.

Abercrombie & Fitch Co.	14	2025 3Q Form 10-Q

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

The Company did not have any borrowings outstanding under the ABL Facility as of November 1, 2025 or as of February 1, 2025.

As of November 1, 2025, availability under the ABL Facility was $499.5 million, net of $0.5 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $36 million under the ABL Facility, borrowing capacity available to the Company under the ABL Facility was $449.5 million as of November 1, 2025.

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

The Company was in compliance with all debt covenants under these agreements as of November 1, 2025.

12. SHARE-BASED COMPENSATION

Financial statement impact

The following table provides share-based compensation expense and the related income tax impacts for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Share-based compensation expense	$9,107	$9,527	$29,491	$30,123
Income tax benefits associated with share-based compensation expense recognized	1,421	1,287	4,306	3,805

The following table provides discrete income tax benefits and charges related to share-based compensation awards during the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Income tax discrete benefits realized for tax deductions related to the issuance of shares	$841	$581	$5,679	$17,913

The following table provides the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Employee tax withheld upon issuance of shares (1)	$1,351	$2,388	$36,181	$69,613
(1)    Classified within financing activities on the Condensed Consolidated Statements of Cash Flows.

Abercrombie & Fitch Co.	15	2025 3Q Form 10-Q

Restricted stock units

The following table provides the summarized activity for restricted stock units for the thirty-nine weeks ended November 1, 2025:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at February 1, 2025	1,173,185	$47.95	424,541	$40.76	212,287	$58.95
Granted	424,497	78.71	95,309	78.69	47,663	85.88
Adjustments for performance achievement			152,539	30.12	87,168	41.38
Vested	(575,956)	40.72	(326,867)	30.12	(174,336)	41.38
Forfeited	(42,409)	56.61	(2,956)	89.06	(1,478)	109.36
Unvested at November 1, 2025 (1)	979,317	$65.27	342,566	$56.31	171,304	$74.95
(1)    Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can be achieved from zero up to 200% of their target vesting amount.

The following table provides the unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units as of November 1, 2025:

	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost (in thousands)	$48,060	$9,034	$6,016
Remaining weighted-average period cost is expected to be recognized (years)	1.3	0.8	1.0

The following table provides additional information pertaining to restricted stock units for the thirty-nine weeks ended November 1, 2025 and November 2, 2024:

	Thirty-Nine Weeks Ended
(in thousands)	November 1, 2025	November 2, 2024
Service-based restricted stock units:
Total grant date fair value of awards granted	$33,412	$29,096
Total grant date fair value of awards vested	23,453	21,679

Performance-based restricted stock units:
Total grant date fair value of awards granted	7,500	6,483
Total grant date fair value of awards vested	9,845	9,659

Market-based restricted stock units:
Total grant date fair value of awards granted	4,093	4,860
Total grant date fair value of awards vested	7,214	7,574

The following table provides the weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the thirty-nine weeks ended November 1, 2025 and November 2, 2024:

	Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024
Grant date market price	$78.69	$120.56
Fair value	85.88	180.71

Price volatility	61%	59%
Expected term (years)	2.9	2.9
Risk-free interest rate	3.8%	4.3%
Dividend yield	—	—
Average volatility of peer companies	45.6	51.8
Average correlation coefficient of peer companies	0.4430	0.4866

Abercrombie & Fitch Co.	16	2025 3Q Form 10-Q

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

As of November 1, 2025, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany transactions:

(in thousands)	Notional Amount (1)
Euro	$67,823
British pound	100,978
Canadian dollar	33,660
(1)    Amounts reported are the U.S. dollar notional amounts outstanding as of November 1, 2025.

As of November 1, 2025, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge foreign-currency-denominated net monetary assets and liabilities:

(in thousands)	Notional Amount (1)
British pound	$9,341
Euro	25,496
(1)    Amounts reported are the U.S. Dollar notional amounts outstanding as of November 1, 2025.

The fair value of derivative instruments is determined using quoted market prices of the same or similar instruments, adjusted for counterparty risk. The following table provides the location and amounts of derivative fair values of foreign currency exchange forward contracts on the Condensed Consolidated Balance Sheets as of November 1, 2025 and February 1, 2025:

(in thousands)	Location	November 1, 2025	February 1, 2025	Location	November 1, 2025	February 1, 2025
Derivatives designated as cash flow hedging instruments	Other current assets	$2,016	$4,315	Accrued expenses	$2,518	$—
Derivatives not designated as hedging instruments	Other current assets	34	—	Accrued expenses	201	—
Total		$2,050	$4,315		$2,719	$—

The following table provides information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Gain (loss) recognized in AOCL (1)	$2,039	$1,162	$(10,536)	$1,604
(Loss) gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization (2)	(3,561)	(351)	(4,289)	659
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

Abercrombie & Fitch Co.	17	2025 3Q Form 10-Q

Substantially all of the unrealized gain will be recognized in costs of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income over the next twelve months.

The following table provides additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
(Loss) gain, net recognized in other operating (income) loss, net	$(205)	$11	$479	$454

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables provide activity in AOCL for the thirteen and thirty-nine weeks ended November 1, 2025:

	Thirteen Weeks Ended November 1, 2025
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at August 2, 2025	$(131,068)	$(6,760)	$(137,828)
Other comprehensive (loss) income before reclassifications	(620)	2,039	1,419
Reclassified loss from AOCL (1)	—	3,561	3,561
Tax effect	—	(182)	(182)
Other comprehensive (loss) income after reclassifications	(620)	5,418	4,798
Ending balance at November 1, 2025	$(131,688)	$(1,342)	$(133,030)

	Thirty-Nine Weeks Ended November 1, 2025
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 1, 2025	$(143,883)	$4,732	$(139,151)
Other comprehensive income (loss) before reclassifications	12,195	(10,536)	1,659
Reclassified loss from AOCL (1)	—	4,289	4,289
Tax effect	—	173	173
Other comprehensive income (loss) after reclassifications	12,195	(6,074)	6,121
Ending balance at November 1, 2025	$(131,688)	$(1,342)	$(133,030)
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

Abercrombie & Fitch Co.	18	2025 3Q Form 10-Q

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

The following tables provide the Company’s segment information as of November 1, 2025, February 1, 2025 and November 2, 2024, and for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024:

	Thirteen Weeks Ended November 1, 2025
(in thousands)	Americas (1)	EMEA	APAC	Total
Net sales	$1,057,448	$194,510	$38,661	$1,290,619
Cost of sales, exclusive of depreciation and amortization	396,031	72,636	15,003	483,670
Store occupancy (2)	93,558	30,779	10,471	134,808
Fulfillment (2)	95,099	21,406	4,616	121,121
Other expense (3)	184,174	48,205	14,877	247,256
Segment income (loss)	$288,586	$21,484	$(6,306)	$303,764
Operating loss not attributed to segments:
Corporate and other unallocated expenses (4)				(148,743)
Operating income				$155,021
Interest income, net				(5,941)
Income before income taxes				$160,962

Depreciation and amortization	$21,762	$6,188	$1,864	$29,814
Depreciation and amortization not attributed to segments				8,752
Total depreciation and amortization				$38,566

Capital expenditures	$41,111	$13,827	$3,923	$58,861
Capital expenditures not attributed to segments				9,408
Total capital expenditures				$68,269

Abercrombie & Fitch Co.	19	2025 3Q Form 10-Q

	Thirteen Weeks Ended November 2, 2024
(in thousands)	Americas (1)	EMEA	APAC	Total
Net sales	$986,449	$181,592	$40,925	$1,208,966
Cost of sales, exclusive of depreciation and amortization	342,077	66,215	13,742	422,034
Store occupancy (2)	82,337	31,129	11,416	124,882
Fulfillment (2)	96,930	20,292	5,045	122,267
Other expense (3)	160,563	42,248	14,903	217,714
Segment income (loss)	$304,542	$21,708	$(4,181)	$322,069
Operating loss not attributed to segments:
Corporate and other unallocated expenses (4)				(142,787)
Operating income				$179,282
Interest income, net				(8,733)
Income before income taxes				$188,015

Depreciation and amortization	$23,181	$6,142	$2,177	$31,500
Depreciation and amortization not attributed to segments				8,066
Total depreciation and amortization				$39,566

Capital expenditures	$28,788	$4,059	$5,231	$38,078
Capital expenditures not attributed to segments				12,313
Total capital expenditures				$50,391
(1)Includes the U.S., Canada, and Latin America. Net sales in the U.S. were $1.0 billion and $0.9 billion for the thirteen weeks ended November 1, 2025 and November 2, 2024, respectively.
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
(4)Corporate and other unallocated expenses represent corporate overhead expenses that have not been allocated to any segment.

	Thirty-Nine Weeks Ended November 1, 2025
(in thousands)	Americas (1)	EMEA	APAC	Total
Net sales	$2,906,452	$576,756	$113,282	$3,596,490
Cost of sales, exclusive of depreciation and amortization	1,086,523	223,634	42,236	1,352,393
Store occupancy (2)	268,614	89,859	33,078	391,551
Fulfillment (2)	248,853	67,749	14,450	331,052
Other expense (3)	467,087	133,466	40,201	640,754
Segment income (loss)	$835,375	$62,048	$(16,683)	$880,740
Operating loss not attributed to segments:
Corporate and other unallocated expenses (4)				(417,528)
Operating income				$463,212
Interest income, net				(15,198)
Income before income taxes				$478,410

Depreciation and amortization	$65,021	$17,696	$5,731	$88,448
Depreciation and amortization not attributed to segments				26,118
Total depreciation and amortization				$114,566

Capital expenditures	$113,107	$30,733	$12,784	$156,624
Capital expenditures not attributed to segments				28,588
Total capital expenditures				$185,212

Abercrombie & Fitch Co.	20	2025 3Q Form 10-Q

	Thirty-Nine Weeks Ended November 2, 2024
(in thousands)	Americas (1)	EMEA	APAC	Total
Net sales	$2,707,794	$546,052	$109,824	$3,363,670
Cost of sales, exclusive of depreciation and amortization	929,867	195,891	37,261	1,163,019
Store occupancy (2)	243,066	86,724	26,875	356,665
Fulfillment (2)	260,742	57,650	13,054	331,446
Other expense (3)	442,110	121,538	40,382	604,030
Segment income (loss)	$832,009	$84,249	$(7,748)	$908,510
Operating loss not attributed to segments:
Corporate and other unallocated expenses (4)				(423,754)
Operating income				$484,756
Interest income, net				(18,959)
Income before income taxes				$503,715

Depreciation and amortization	$64,258	$19,560	$6,113	$89,931
Depreciation and amortization not attributed to segments				26,679
Total depreciation and amortization				$116,610

Capital expenditures	$74,209	$9,951	$10,375	$94,535
Capital expenditures not attributed to segments				37,505
Total capital expenditures				$132,040
(1)Includes the U.S., Canada, and Latin America. Net sales in the U.S. were $2.8 billion and $2.6 billion for the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively.
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
(4)Corporate and other unallocated expenses represent corporate overhead expenses that have not been allocated to any segment.

	Assets
(in thousands)	November 1, 2025	February 1, 2025	November 2, 2024
Inventories
Americas	$596,180	$463,148	$569,713
EMEA	106,225	88,728	98,842
APAC	28,048	23,129	24,041
Total inventories	$730,453	$575,005	$692,596
Assets not attributed to segments	2,749,465	2,724,882	2,577,276
Total assets	$3,479,918	$3,299,887	$3,269,872

The Company’s long-lived assets and intellectual property, which primarily relates to trademark assets associated with the Company’s global operations, by geographic area as of November 1, 2025, February 1, 2025 and November 2, 2024 were as follows:

(in thousands)	November 1, 2025	February 1, 2025	November 2, 2024
Americas (1) (2)	$1,152,915	$991,673	$1,011,067
EMEA (3)	366,759	292,285	278,878
APAC	125,782	114,388	98,459
Total	$1,645,456	$1,398,346	$1,388,404
(1)Includes the U.S., Canada, and Latin America. Long-lived assets and intellectual property located in the U.S. were $1.1 billion, $965 million, and $982 million as of November 1, 2025, February 1, 2025, and November 2, 2024, respectively.
(2)Includes intellectual property of $2.9 million, $2.9 million, and $2.9 million as of November 1, 2025, February 1, 2025, and November 2, 2024, respectively.
(3)Includes intellectual property of $15.0 million, $16.6 million, and $16.8 million as of November 1, 2025, February 1, 2025, and November 2, 2024, respectively.

Brand Information

The following table provides additional disaggregated revenue information, which is categorized by brand, for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Abercrombie	$617,345	$629,835	$1,717,160	$1,783,764
Hollister	673,274	579,131	1,879,330	1,579,906
Total	$1,290,619	$1,208,966	$3,596,490	$3,363,670

Abercrombie & Fitch Co.	21	2025 3Q Form 10-Q

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by the Company or its management and authorized spokespeople involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s and management’s control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “should,” “are confident,” “will,” “could,” “outlook,” or the negative versions of those words or other comparable words, and similar expressions may identify forward-looking statements. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. Factors that could cause results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to, the risks described or referenced in Part I, Item 1A. “Risk Factors,” in the Company’s Fiscal 2024 Form 10-K and otherwise in our subsequent reports and filings with the SEC, as well as the following:
•risks and uncertainties related to global trade policy and international trade disputes, including the impact of the imposition or threat of imposition of new or increased tariffs by the United States or foreign governments or other changes to trade policies or arrangements;
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
•risks related to our ability to successfully execute technology initiatives and partnerships, such as those relating to artificial intelligence technology;
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
•risks and uncertainty related to the implementation of new enterprise resource planning (“ERP”) systems;
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

Abercrombie & Fitch Co.	22	2025 3Q Form 10-Q

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
•Current Trends and Outlook. A discussion related to certain of the Company’s focus areas for the current fiscal year and a discussion of certain risks and challenges, as well as a summary of the Company’s performance for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024.
•Results of Operations. An analysis of certain components of the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024.
•Liquidity and Capital Resources. A discussion of the Company’s financial condition, changes in financial condition and liquidity as of November 1, 2025, which includes (i) an analysis of financial condition as compared to February 1, 2025; (ii) an analysis of changes in cash flows for the thirty-nine weeks ended November 1, 2025, as compared to the thirty-nine weeks ended November 2, 2024; and (iii) an analysis of liquidity, including availability under the Company’s ABL Facility (as defined below), the Company’s share repurchase program, and covenant compliance.
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

Abercrombie & Fitch Co.	23	2025 3Q Form 10-Q

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

Accelerate an enterprise-wide digital revolution to improve the customer and associate experience by:
•continuing to progress on our multi-year ERP system transformation, including through the implementation of our new merchandising and human capital management systems anticipated in the first half of Fiscal 2026, as well as our cloud migration journey; and
•investing in digital and technology to improve experiences across key parts of the customer journey while delivering a consistent omnichannel experience.

Abercrombie & Fitch Co.	24	2025 3Q Form 10-Q

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

Current macroeconomic conditions and tariffs

Macroeconomic conditions such as a volatile interest rate environment, ongoing inflation, the geopolitical landscape, and foreign exchange rate fluctuations continue to impact the global economy. In addition, changes in legislative and regulatory developments during the year, including enacted and proposed tariffs and other trade policies, have introduced further uncertainty in the global economy and have impacted our business and operations. For example, during Fiscal 2025, the U.S. announced a new universal baseline tariff on all U.S. imports, plus additional country-specific tariffs for select countries, including the countries from which we source a predominant portion of our merchandise. In response to U.S.-imposed tariffs, certain countries have imposed retaliatory tariffs on U.S. exports. The U.S. has reached trade agreements with certain countries. However, U.S. tariff rates on imports from other countries and other reciprocal tariffs have remained in effect and are subject to ongoing trade negotiations as of the date of this filing. It is also possible that further tariffs may be introduced, increased, or that existing tariffs may further change, including as a result of pending court rulings. These continued uncertainties regarding the future impact of tariffs and global trade relations could lead to weakened business conditions for our industry and could adversely impact our ability to procure, and/or result in increases to the cost of merchandise sourced from impacted countries.

We continue to evaluate the impact of tariffs and other trade policies on our business and we are continuing to build and execute against our playbook of mitigation strategies. Current mitigation strategies include evaluating supply chain footprint changes, negotiating with our supply chain vendors, pursuing operating expense reductions and determining ways to increase average unit retail (“AUR”) including through lower promotions, lower clearance selling and targeted ticket increases starting post-holiday. Assuming the estimated impact from the tariffs on goods imported into the U.S. based on trade policies in effect as of November 21, 2025, and factoring in certain planned mitigation strategies, we expect to incur approximately $90 million of net tariff expense, or 170 basis points as a percent of net sales, which will correspondingly negatively impact our operating profit in Fiscal 2025.

Further, in periods of perceived or actual unfavorable economic conditions, consumers may reallocate available discretionary spending or determine that they have fewer funds available for discretionary spending, which may also adversely impact demand for our products. Continued inflationary pressures could further impact expenses and have a long-term impact on the Company as increasing costs may impact our ability to maintain satisfactory margins.

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

Through the end of the third fiscal quarter, the Company opened 48 new stores, remodeled 24 stores and right-sized eight stores, while closing 10 stores. As part of this focus, the Company’s store investment plan includes delivering approximately 40 net store openings during Fiscal 2025 consisting of opening approximately 60 new stores, while closing approximately 20 stores, pending negotiations with our landlord partners. Additionally, the Company expects approximately 40 remodels and right-sizes, during Fiscal 2025, pending negotiations with our landlord partners.

Future closures could be completed through natural lease expirations, while certain other leases include early termination options that can be exercised under specific conditions. The Company may also elect to exit or modify other leases, and could incur charges related to these actions.

Recent Tax Law Changes

On July 4, 2025, House Resolution 1, also known as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA includes, among other provisions, changes to U.S. corporate income tax law impacting the taxation of domestic and international business operations, including permanently extending certain expiring provisions of the Tax Cuts and Jobs Act, restoration of accelerated depreciation on capital expenditures, deductible research and experimental expenditures, and modifications to the international tax framework. The enactment of the OBBBA did not have a material impact on the Company’s consolidated financial statements and disclosures.

Abercrombie & Fitch Co.	25	2025 3Q Form 10-Q

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

Summary of results
The following provides a summary of results for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024:

	GAAP		Non-GAAP (1)
Thirteen Weeks Ended	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales (in thousands)	$1,290,619	$1,208,966
Change in net sales	7%	14%
Comparable sales (2)			3%	16%
Operating income (in thousands)	$155,021	$179,282
Operating income margin	12.0%	14.8%
Net income attributable to A&F (in thousands)	$112,995	$131,979
Net income per share attributable to A&F	2.36	2.50

Thirty-Nine Weeks Ended
Net sales (in thousands)	$3,596,490	$3,363,670
Change in net sales	7%	19%
Comparable sales (2)			4%	18%
Operating income (in thousands)	$463,212	$484,756	$424,638
Operating income margin	12.9%	14.4%	11.8%
Net income attributable to A&F (in thousands)	$334,791	$378,997	$306,046
Net income per share attributable to A&F	6.83	7.13	6.24
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

Certain components of the Company’s Condensed Consolidated Balance Sheets as of November 1, 2025 and February 1, 2025 were as follows:

(in thousands)	November 1, 2025	February 1, 2025
Cash and equivalents	$605,783	$772,727
Marketable securities	25,255	116,221
Inventories	730,453	575,005

Certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirty-nine-week periods ended November 1, 2025 and November 2, 2024 were as follows:

(in thousands)	November 1, 2025	November 2, 2024
Net cash provided by operating activities	$313,000	$402,756
Net cash used for investing activities	(95,212)	(187,040)
Net cash used for financing activities	(394,554)	(432,570)

Abercrombie & Fitch Co.	26	2025 3Q Form 10-Q

RESULTS OF OPERATIONS

The estimated basis point (“BPS”) change disclosed throughout this Results of Operations section has been rounded based on the change in the percentage of net sales.

Net sales

Net sales by segment are presented by attributing revenues to a physical store location or geographical region that fulfills the order. The Company’s net sales by reportable segment for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024 were as follows:

	Thirteen Weeks Ended
(in thousands, except ratios)	November 1, 2025	November 2, 2024	$ Change	% Change	Comparable Sales (1)
By segment:
Americas	$1,057,448	$986,449	$70,999	7%	4%
EMEA	194,510	181,592	12,918	7	2
APAC	38,661	40,925	(2,264)	(6)	(12)
Total	$1,290,619	$1,208,966	$81,653	7	3

	Thirty-Nine Weeks Ended
(in thousands, except ratios)	November 1, 2025	November 2, 2024	$ Change	% Change	Comparable Sales (1)
By segment:
Americas	$2,906,452	$2,707,794	$198,658	7%	5%
EMEA	576,756	546,052	30,704	6	0
APAC	113,282	109,824	3,458	3	2
Total	$3,596,490	$3,363,670	$232,820	7	4
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

For the third quarter of Fiscal 2025, net sales increased 7%, as compared to the third quarter of Fiscal 2024. The increase was primarily attributable to mid-single-digit unit volume growth, with an increase in comparable company owned and operated stores, digital channels, net new owned and operated stores and low-single-digit AUR growth. The year-over-year increase in net sales reflects positive comparable sales of 3%, as compared to the third quarter of Fiscal 2024. On a geographic basis for the third quarter of Fiscal 2025:
•Net sales growth in the Americas region of 7% and 4% on a comparable basis. The increase was attributable to mid-single-digit unit volume growth, with increases in comparable company owned and operated stores, digital channels and net new owned and operated stores.
•Net sales growth in the EMEA region of 7% and 2% on a comparable basis. The increase was attributable to low-double-digit AUR growth and favorable foreign currency, partially offset by mid-single-digit unit volume decline, with decreases in comparable company owned and operated stores and digital channels.
•Net sales decline in the APAC region of (6)% and (12)% on a comparable basis. The decline was led by low-double-digit unit volume decline, with decreases in comparable owned and operated store and digital channels, partially offset by mid-single-digit AUR growth.
For the year-to-date period of Fiscal 2025, net sales increased 7%, as compared to the year-to-date period of Fiscal 2024. The increase was primarily attributable to high-single-digit unit volume growth, with increases in comparable company owned and operated stores, digital channels and net new owned and operated stores. The year-over-year increase in net sales reflects positive comparable sales of 4%, as compared to the year-to-date period of Fiscal 2024. On a geographic basis for the year-to-date period of Fiscal 2025:
•Net sales growth in the Americas region of 7% and 5% on a comparable basis. The increase was led by high-single-digit unit volume growth, with increases in comparable company owned and operated stores, digital channels and net new owned and operated stores.
•Net sales growth in the EMEA region of 6% and flat on a comparable basis. The increase was attributable to mid-single digit AUR growth, favorable foreign currency and an increase in sales volume in net new stores, offset by relatively flat unit growth.
•Net sales growth in the APAC region of 3% and 2% on a comparable sales basis. The increase was attributable to mid-single digit AUR growth, a high-single digit increase in digital channels, partially offset by a decrease in comparable owned and operated stores. Sales growth was negatively impacted by low-single digit unit volume decline with declines in comparable owned and operated stores, partially offset by growth in digital channels.

Abercrombie & Fitch Co.	27	2025 3Q Form 10-Q

The Company’s net sales by brand for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024 were as follows:

	Thirteen Weeks Ended
(in thousands, except ratios)	November 1, 2025	November 2, 2024	$ Change	% Change	Comparable Sales (1)
Abercrombie	$617,345	$629,835	$(12,490)	(2)%	(7)%
Hollister	673,274	579,131	94,143	16	15
Total	$1,290,619	$1,208,966	$81,653	7	3

	Thirty-Nine Weeks Ended
(in thousands, except ratios)	November 1, 2025	November 2, 2024	$ Change	% Change	Comparable Sales (1)
Abercrombie	$1,717,160	$1,783,764	$(66,604)	(4)%	(10)%
Hollister	1,879,330	1,579,906	299,424	19	20
Total	$3,596,490	$3,363,670	$232,820	7	4
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

Cost of sales, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	November 1, 2025		November 2, 2024
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$483,670	37.5%	$422,034	34.9%	260

	Thirty-Nine Weeks Ended
	November 1, 2025		November 2, 2024
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$1,352,393	37.6%	$1,163,019	34.6%	300

For the third quarter of Fiscal 2025, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 260 basis points, as compared to the third quarter of Fiscal 2024. The percentage increase was primarily attributable to higher average unit cost (“AUC”) partially due to an approximate 210 basis point adverse tariff impact, with the remaining impact from product mix compared to the third quarter of Fiscal 2024.

For the year-to-date period of Fiscal 2025, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales increased by approximately 300 basis points, as compared to the year-to-date period of Fiscal 2024. The percentage increase was primarily attributable to cost of sales deleverage with AUR approximately flat driven by volume mix and targeted promotions, higher AUC primarily related to an approximate 90 basis point adverse tariff impact, and 40 basis points in higher freight costs compared to the year-to-date period of Fiscal 2024.

Abercrombie & Fitch Co.	28	2025 3Q Form 10-Q

Selling expense

	Thirteen Weeks Ended
	November 1, 2025		November 2, 2024
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Selling expense	$459,548	35.6%	$420,990	34.8%	80

	Thirty-Nine Weeks Ended
	November 1, 2025		November 2, 2024
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Selling expense	$1,234,841	34.3%	$1,163,565	34.6%	(30)
Excluded item:
Litigation Settlement (1)	42,874	1.2	—	—	120
Adjusted non-GAAP selling expense	$1,277,715	35.5	$1,163,565	34.6	90
(1)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

For the third quarter of Fiscal 2025, selling expense increased by $39 million, as compared to the third quarter of Fiscal 2024. Selling expense as a percentage of net sales increased 80 basis points, as compared to the third quarter of Fiscal 2024. The increase in rate was primarily driven by expense deleverage, with an approximate 100 basis point increase in marketing and an approximate 40 basis point increase in store occupancy and payrolls costs, partially offset by approximately 80 basis points in fulfillment expense.

For the year-to-date period of Fiscal 2025, selling expense increased by $71 million as compared to the year-to-date period of Fiscal 2024. Selling expense as a percentage of net sales decreased 30 basis points as compared to the year-to-date period of Fiscal 2024. The decrease in rate was primarily driven by expense leverage, including an approximate 120 basis point benefit resulting from the Litigation Settlement and approximately 70 basis points in fulfillment expense, partially offset by an approximate 70 basis point increase in store occupancy and payroll costs and an approximate 60 basis point increase in marketing. Excluding 120 basis points of benefits related to the Litigation Settlement, adjusted non-GAAP selling expense as a percentage of net sales increased by approximately 90 basis points during the year-to-date period of Fiscal 2025, as compared to the year-to-date period of Fiscal 2024.

Abercrombie & Fitch Co.	29	2025 3Q Form 10-Q

General and administrative expense

	Thirteen Weeks Ended
	November 1, 2025		November 2, 2024
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
General and administrative expense	$193,402	15.0%	$188,246	15.6%	(60)

	Thirty-Nine Weeks Ended
	November 1, 2025		November 2, 2024
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
General and administrative expense	$543,652	15.1%	$555,941	16.5%	(140)
Excluded item:
Litigation Settlement (1)	(4,300)	(0.1)	—	—	(10)
Adjusted non-GAAP general and administrative expense	$539,352	15.0	$555,941	16.5	(150)
(1)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

For the third quarter of Fiscal 2025, general and administrative expense increased by $5 million, as compared to the third quarter of Fiscal 2024. General and administrative expense as a percentage of net sales decreased 60 basis points, as compared to the third quarter of Fiscal 2024. The decrease in expense rate was primarily driven by a 110 basis point decrease in employee compensation costs, partially offset by an approximate 40 basis point increase in outside services expense.

For the year-to-date period of Fiscal 2025, general and administration expense decreased by $12 million, as compared to the year-to-date period of Fiscal 2024. General and administrative expense as a percentage of net sales decreased 140 basis points as compared to the year-to-date period of Fiscal 2024. The decrease in expense rate was primarily driven by an approximate 160 basis point decrease in employee compensation costs and approximately 10 basis points in legal fees relating to the Litigation Settlement, partially offset by approximately 30 basis points in outside services and other administrative expenses. Excluding 10 basis points of legal fees related to the Litigation Settlement, adjusted non-GAAP general and administrative expense as a percentage of net sales during the year-to-date period of Fiscal 2025, decreased by approximately 150 basis points, as compared to the year-to-date period of Fiscal 2024.

Other operating (income) loss, net

	Thirteen Weeks Ended
	November 1, 2025		November 2, 2024
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Other operating income, net	$(1,022)	(0.1)%	$(1,586)	(0.1)%	—

	Thirty-Nine Weeks Ended
	November 1, 2025		November 2, 2024
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Other operating loss (income), net	$2,392	0.1%	$(3,611)	(0.1)%	20

Abercrombie & Fitch Co.	30	2025 3Q Form 10-Q

Operating income

	Thirteen Weeks Ended
	November 1, 2025		November 2, 2024
(in thousands, except ratios)		% of Net sales(1)		% of Net sales(1)	BPS Change
Americas	$288,586	27.3%	$304,542	30.9%	(360)
EMEA	21,484	11.0	21,708	12.0	(100)
APAC	(6,306)	(16.3)	(4,181)	(10.2)	(610)
Operating loss not attributed to segments	(148,743)		(142,787)
Operating income	$155,021	12.0	$179,282	14.8	(280)

	Thirty-Nine Weeks Ended
	November 1, 2025		November 2, 2024
(in thousands, except ratios)		% of Net Sales(1)		% of Net Sales(1)	BPS Change
Americas	$835,375	28.7%	$832,009	30.7%	(200)
EMEA	62,048	10.8	84,249	15.4	(460)
APAC	(16,683)	(14.7)	(7,748)	(7.1)	(760)
Operating loss not attributed to segments	(417,528)		(423,754)
Operating income	$463,212	12.9	$484,756	14.4	(150)
Excluded item:
Litigation Settlement (2)	38,574	1.1	—	—	110
Adjusted non-GAAP operating income	$424,638	11.8	$484,756	14.4	(260)
(1)    Segment operating income as a percentage of net sales is calculated by attributing the segment’s operating income with the respective net sales in the segment.
(2)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.
For the third quarter of Fiscal 2025, operating income decreased by $24 million, or 280 basis points, as a percentage of net sales, as compared to the third quarter of Fiscal 2024.
•Operating income for the Americas region decreased $16 million, or 360 basis points as a percentage of region net sales, as compared to the third quarter of Fiscal 2024. The decrease as a percent of sales was primarily attributed to higher cost of sales, inclusive of tariffs, and an increase in marketing investments.
•Operating income for the EMEA region decreased $0.2 million or 100 basis points as a percentage of region net sales, as compared to the third quarter of Fiscal 2024. The decrease as a percent of sales is primarily attributed to higher AUC and deleverage on general and administrative expenses, partially offset by leverage on store occupancy.
•Operating (loss) for the APAC region increased by $2 million or 610 basis points as a percentage of region net sales, as compared to the third quarter of Fiscal 2024. The decrease as a percent of sales is primarily attributed to deleverage on marketing investments and general and administrative expenses.
For the year-to-date period of Fiscal 2025, operating income decreased by $22 million compared to the year-to-date period of Fiscal 2024. As a percentage of net sales operating income decreased 150 basis points compared to the year-to-date period of Fiscal 2024.
•Operating income for the Americas increased $3 million and decreased 200 basis points as a percentage of region net sales as compared to the year-to-date period of Fiscal 2024. The decrease as a percent of sales was primarily attributed to higher cost of sales, inclusive of tariffs, and deleverage on marketing investments, partially offset by leverage in fulfillment expenses and a benefit from the Litigation Settlement included in selling expense.
•Operating income for EMEA decreased $22 million, or 460 basis points as a percentage of region net sales as compared to the year-to-date period of Fiscal 2024. The decrease as a percent of sales primarily relates to higher freight costs, and deleverage on fulfillment expenses and marketing investments.
•Operating (loss) for APAC increased $9 million, or 760 basis points as a percentage of region net sales, as compared to the year-to-date period of Fiscal 2024. The decrease as a percent of sales is primarily attributed to higher cost of sales, and deleverage on store occupancy expenses, partially offset by leverage on general and administrative expenses.
Excluding the benefits related to the Litigation Settlement, adjusted non-GAAP operating income as a percentage of net sales decreased by approximately 260 basis points during the year-to-date period of Fiscal 2025, as compared to the year-to-date period of Fiscal 2024.

Abercrombie & Fitch Co.	31	2025 3Q Form 10-Q

Interest income, net

	Thirteen Weeks Ended
	November 1, 2025		November 2, 2024
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Interest expense	$550	—%	$569	—%	—
Interest income	(6,491)	(0.5)	(9,302)	(0.7)	20
Interest income, net	$(5,941)	(0.5)	$(8,733)	(0.7)	20

	Thirty-Nine Weeks Ended
	November 1, 2025		November 2, 2024
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Interest expense	$1,831	0.1%	$11,538	0.3%	(20)
Interest income	(17,029)	(0.5)	(30,497)	(0.9)	40
Interest income, net	$(15,198)	(0.4)	$(18,959)	(0.6)	20

For the third quarter of Fiscal 2025, interest income, net decreased $2.8 million, as compared to the third quarter of Fiscal 2024. The net decrease was a result of a reduction in interest income due to the decrease in balance on time deposits and money market accounts compared to the third quarter of Fiscal 2024.

For the year-to-date period of Fiscal 2025, interest income, net decreased $3.8 million, as compared to the year-to-date period of Fiscal 2024. The net decrease was a result of a reduction in interest income due to the decrease in balance on time deposits and money market accounts compared to the year-to-date period of Fiscal 2024. This was partially offset by lower interest expense in Fiscal 2025 compared to Fiscal 2024 as a result of the redemption of the remaining outstanding balance of the 8.75% Senior Secured Notes on July 15, 2024.

Income tax expense

	Thirteen Weeks Ended
	November 1, 2025		November 2, 2024
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$45,862	28.5%	$54,151	28.8%

Income before taxes - GAAP	$160,962		$188,015

	Thirty-Nine Weeks Ended
	November 1, 2025		November 2, 2024
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$138,183	28.9%	$119,394	23.7%
Excluded item:
Tax effect of pre-tax excluded items (1)	(9,829)		—
Adjusted non-GAAP income tax expense	$128,354	29.2	$119,394	23.7
(1)    The tax effect of pre-tax excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for details of pre-tax excluded items.

The change in the effective tax rate for the third quarter and year-to-date period of Fiscal 2025, as compared with the third quarter and the year-to-date period of Fiscal 2024, is due to jurisdictional mix, a lower tax benefit on share-based compensation compared with the prior year, and the establishment of an additional valuation allowance in Japan.

Refer to Note 10, “INCOME TAXES.”

Abercrombie & Fitch Co.	32	2025 3Q Form 10-Q

Net income attributable to A&F

	Thirteen Weeks Ended
	November 1, 2025		November 2, 2024
(in thousands)		% of Net sales		% of Net sales	BPS Change
Net income attributable to A&F	$112,995	8.8%	$131,979	10.9%	(210)

	Thirty-Nine Weeks Ended
	November 1, 2025		November 2, 2024
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Net income attributable to A&F	$334,791	9.3%	$378,997	11.3%	(200)
Excluded item, net of tax (1)	(28,745)	(0.8)	—	0.0	(80)
Adjusted non-GAAP net income attributable to A&F	$306,046	8.5	$378,997	11.3	(280)
(1)    Excluded items presented above under “Operating income,” and “Income tax expense.” Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Net income per share attributable to A&F

	Thirteen Weeks Ended
	November 1, 2025	November 2, 2024	$ Change
Net income per diluted share attributable to A&F	$2.36	$2.50	$(0.14)
Impact from changes in foreign currency exchange rates	—	(0.03)	0.03
Net income per diluted share attributable to A&F on a constant currency basis (2)	$2.36	$2.47	$(0.11)

	Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	$ Change
Net income per diluted share attributable to A&F	$6.83	$7.13	$(0.30)
Excluded item, net of tax (1) (2)	(0.59)	—	(0.59)
Adjusted non-GAAP net income per diluted share attributable to A&F	$6.24	$7.13	$(0.89)
Impact from changes in foreign currency exchange rates	—	(0.06)	0.06
Adjusted non-GAAP net income per diluted share attributable to A&F on a constant currency basis (2)	$6.24	$7.07	$(0.83)
(1)    Excluded items presented above under “Operating income,” and “Income tax expense.”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Abercrombie & Fitch Co.	33	2025 3Q Form 10-Q

EBITDA AND ADJUSTED EBITDA

	Thirteen Weeks Ended
	November 1, 2025		November 2, 2024
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Net income	$115,100	8.9%	$133,864	11.1%	(220)
Income tax expense	45,862	3.6	54,151	4.5	(90)
Interest income, net	(5,941)	(0.5)	(8,733)	(0.7)	20
Depreciation and amortization	38,566	3.0	39,566	3.2	(20)
EBITDA (1)	$193,587	15.0	$218,848	18.1	(310)

	Thirty-Nine Weeks Ended
	November 1, 2025		November 2, 2024
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Net income	$340,227	9.5%	$384,321	11.4%	(190)
Income tax expense	138,183	3.8	119,394	3.5	30
Interest income, net	(15,198)	(0.4)	(18,959)	(0.6)	20
Depreciation and amortization	114,566	3.2	116,610	3.6	(40)
EBITDA (1)	$577,778	16.1	$601,366	17.9	(180)
Excluded item:
Litigation Settlement (2)	(38,574)	(1.1)	—	0.0	(110)
Adjusted EBITDA (1)	$539,204	15.0	$601,366	17.9	(290)

(1)EBITDA and adjusted EBITDA are supplemental financial measures that are not defined or prepared in accordance with GAAP. EBITDA is defined as net income before interest, income taxes and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for excluded items.
(2)Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Abercrombie & Fitch Co.	34	2025 3Q Form 10-Q

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

When evaluating opportunities for investments in the business, management considers alignment with initiatives that position the business for sustainable long-term growth and with the Company’s strategic pillars as described within Part I, “Item 1. Business - STRATEGY AND KEY BUSINESS PRIORITIES” included in the Fiscal 2024 Form 10-K, including being opportunistic regarding growth opportunities. Examples of potential investment opportunities include, but are not limited to, new store experiences, and investments in the Company’s digital and omnichannel initiatives. Historically, the Company has utilized free cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as digital and omnichannel investments, and information technology. For the year-to-date period ended November 1, 2025, the Company invested $185.2 million towards capital expenditures. Total capital expenditures for Fiscal 2025 are expected to be approximately $225 million.

The Company measures liquidity using total cash and cash equivalents and incremental borrowing available under the ABL Facility. As of November 1, 2025, the Company had cash and cash equivalents of $605.8 million and total liquidity of approximately $1.1 billion, compared with cash and cash equivalents of $772.7 million and total liquidity of approximately $1.2 billion at the beginning of Fiscal 2025.

Share repurchases

In March 2025, the Company announced that the Board of Directors approved a $1.3 billion share repurchase program (the “2025 Authorization”), which replaced the prior share repurchase program of $500 million authorized by the Board of Directors in 2021. The 2025 Authorization does not have an expiration date.

During the year-to-date period ended November 1, 2025, the Company repurchased approximately 4.5 million shares of its Common Stock pursuant to the 2025 Authorization for approximately $350 million. As of November 1, 2025, the Company had $950 million in share repurchases remaining under the 2025 Authorization.

Historically, the Company has repurchased shares of its Common Stock from time to time, which repurchases are dependent on excess liquidity, market conditions and business conditions, with the objectives of returning excess cash to shareholders and offsetting dilution from issuances of Common Stock associated with the vesting of restricted stock units. Shares may be repurchased from time to time in open market or private transactions in such manner as may be deemed advisable from time to time (including, without limitation, pursuant to accelerated share repurchase programs, one or more 10b5-1 trading plans, or any other method deemed advisable) and may be discontinued at any time. The timing and amount of any such repurchases will be determined based on an evaluation of market conditions, the Company’s share price, legal requirements, and other factors. The Company is not obligated to repurchase any specific amount of shares of its Common Stock.

Abercrombie & Fitch Co.	35	2025 3Q Form 10-Q

Credit facility

On August 2, 2024, A&F, as parent and a guarantor, A&F Management Co., as lead borrower, and certain of A&F’s direct and indirect wholly-owned subsidiaries, as additional borrowers and guarantors, entered into the Second Amendment to the Amended and Restated Credit Agreement (as amended, the “ABL Credit Agreement”). The ABL Credit Agreement provides for the ABL Facility, which is a senior secured asset-based revolving credit facility of up to $500 million. As of November 1, 2025, the Company did not have any borrowings outstanding under the ABL Facility.

Details regarding the remaining borrowing capacity under the ABL Facility as of November 1, 2025 are as follows:

(in thousands)	November 1, 2025
Loan cap	$500,000
Less: Outstanding stand-by letters of credit	(454)
Borrowing capacity	499,546
Less: Minimum excess availability (1)	(50,000)
Borrowing capacity available	$449,546
(1)    Under the ABL Facility, the Company must maintain excess availability equal to the greater of 10% of the loan cap or $36 million.

Refer to Note 11, “BORROWINGS.”

Income taxes

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S. without incurring additional federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019 are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds could be repatriated without incurring additional tax expense. As of November 1, 2025, $205.8 million of the Company’s $605.8 million of cash and equivalents were held by foreign affiliates.

Refer to Note 10, “INCOME TAXES.”

Analysis of cash flows

The table below provides certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 1, 2025 and November 2, 2024:

	Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024
(in thousands)
Cash and equivalents, and restricted cash and equivalents, beginning of period	$780,395	$909,685
Net cash provided by operating activities	313,000	402,756
Net cash used for investing activities	(95,212)	(187,040)
Net cash used for financing activities	(394,554)	(432,570)
Effect of foreign currency exchange rates on cash	8,930	(1,834)
Net decrease in cash and equivalents, and restricted cash and equivalents	(167,836)	(218,688)
Cash and equivalents, and restricted cash and equivalents, end of period	$612,559	$690,997
Operating activities - During the fiscal year-to-date period ended November 1, 2025, net cash provided by operating activities included an increase in cash outflows related to the timing of merchandise and advertising payables and higher inventory product costs, partially offset by increased cash receipts as a result of the 7% year-over-year increase in net sales. During the fiscal year-to-date period ended November 2, 2024, net cash provided by operating activities included increased cash receipts as a result of the 19% year-over-year increase in net sales.

Investing activities - During the fiscal year-to-date period ended November 1, 2025, net cash used for investing activities was primarily used for capital expenditures of $185 million, as well as the purchase of $15.0 million of marketable securities, partially offset by the maturity of $105 million of marketable securities. Net cash used for investing activities for the fiscal year-to-date period ended November 2, 2024 was primarily used for capital expenditures of $132.0 million, as well as the purchase of $55.0 million of marketable securities.

Abercrombie & Fitch Co.	36	2025 3Q Form 10-Q

Financing activities - During the fiscal year-to-date period ended November 1, 2025, net cash used for financing activities included the purchase of approximately 4.5 million shares of Common Stock with a market value of approximately $351 million and $36 million related to shares of Common Stock withheld (repurchased) to cover tax withholdings upon vesting of share-based compensation awards. During the fiscal year-to-date period ended November 2, 2024, net cash used for financing activities included the repurchase of $9.3 million in the open market and redemption of $214.0 million of outstanding Senior Secured Notes, $69.6 million related to shares of Common Stock withheld (repurchased) to cover tax withholdings upon vesting of share-based compensation awards, and the purchase of approximately 0.9 million shares of Common Stock with a market value of approximately $129.8 million.

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

Abercrombie & Fitch Co.	37	2025 3Q Form 10-Q

Excluded item

The following financial measures are disclosed on a GAAP and on an adjusted non-GAAP basis excluding the following item, as applicable:

Financial measures (1)	Excluded items
Selling expense	Settlement of claims to resolve payment card interchange fee litigation
General and administrative expense	Legal fees in connection with settlement of claims to resolve payment card interchange fee litigation
Operating income	Settlement, net of legal fees, of claims to resolve payment card interchange fee litigation
Income tax expense (2)	Tax effect of pre-tax excluded item
Net income and net income per share attributable to A&F (2)	Pre-tax excluded items and the tax effect of pre-tax excluded item
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

Reconciliations of non-GAAP financial metrics on a constant currency basis to financial measures calculated and presented in accordance with GAAP for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024 were as follows:

(in thousands, except change in net sales, operating income margin and per share data)	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
Net sales	November 1, 2025	November 2, 2024	% Change	November 1, 2025	November 2, 2024	% Change
GAAP	$1,290,619	$1,208,966	7%	$3,596,490	$3,363,670	7%
Impact from changes in foreign currency exchange rates	—	5,834	—	—	16,334	—
Non-GAAP on a constant currency basis	$1,290,619	$1,214,800	6%	$3,596,490	$3,380,004	6%
Operating income	November 1, 2025	November 2, 2024	BPS Change (1)	November 1, 2025	November 2, 2024	BPS Change (1)
GAAP	$155,021	$179,282	(280)	$463,212	$484,756	(150)
Excluded items (2)	—	—	—	38,574	—	110
Adjusted non-GAAP	$155,021	$179,282	(280)	$424,638	$484,756	(260)
Impact from changes in foreign currency exchange rates	—	(1,852)	20	—	(4,814)	20
Adjusted non-GAAP on a constant currency basis	$155,021	$177,430	(260)	$424,638	$479,942	(240)
Net income per share attributable to A&F	November 1, 2025	November 2, 2024	$ Change	November 1, 2025	November 2, 2024	$ Change
GAAP	$2.36	$2.50	$(0.14)	$6.83	$7.13	$(0.30)
Excluded items, net of tax (2)	—	—	—	0.59	—	0.59
Adjusted non-GAAP	$2.36	$2.50	$(0.14)	$6.24	$7.13	$(0.89)
Impact from changes in foreign currency exchange rates	—	(0.03)	0.03	—	(0.06)	0.06
Adjusted non-GAAP on a constant currency basis	$2.36	$2.47	$(0.11)	$6.24	$7.07	$(0.83)

(1)    The estimated basis point change has been rounded based on the change in the percentage of net sales.
(2)    Excluded item consists of a favorable settlement, net of legal fees, of payment card interchange fee litigation.

Abercrombie & Fitch Co.	38	2025 3Q Form 10-Q

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

A reconciliation of non-GAAP EBITDA to net income, a financial measure calculated and presented in accordance with GAAP, and the adjustments made in calculating adjusted EBITDA for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024 were as follows:

	Thirteen Weeks Ended
(in thousands, except ratios)	November 1, 2025	% of Net Sales	November 2, 2024	% of Net Sales
Net income	$115,100	8.9%	$133,864	11.1%
Income tax expense	45,862	3.6	54,151	4.5
Interest income, net	(5,941)	(0.5)	(8,733)	(0.7)
Depreciation and amortization	38,566	3.0	39,566	3.2
EBITDA (1)	$193,587	15.0	$218,848	18.1

	Thirty-Nine Weeks Ended
(in thousands, except ratios)	November 1, 2025	% of Net Sales	November 2, 2024	% of Net Sales
Net income	$340,227	9.5%	$384,321	11.4%
Income tax expense	138,183	3.8	119,394	3.5
Interest income, net	(15,198)	(0.4)	(18,959)	(0.6)
Depreciation and amortization	114,566	3.2	116,610	3.6
EBITDA (1)	$577,778	16.1	$601,366	17.9

Adjustments to EBITDA
Litigation settlement (2)	(38,574)	(1.1)	—	—
Adjusted EBITDA (1)	$539,204	15.0	$601,366	17.9
(1)EBITDA and adjusted EBITDA are supplemental financial measures that are not defined or prepared in accordance with GAAP. EBITDA is defined as net income before interest, income taxes and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for excluded items.
(2)Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Abercrombie & Fitch Co.	39	2025 3Q Form 10-Q

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

The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II, and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies, which are recorded at cash surrender value. The change in cash surrender value resulted in realized gains of $0.4 million and $0.3 million for the thirteen weeks ended November 1, 2025 and November 2, 2024, respectively, and $1.1 million and $1.0 million for the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively. The realized gains were recorded in interest income, net on the Condensed Consolidated Statements of Operations and Comprehensive Income.

The Rabbi Trust assets were included in other assets on the Condensed Consolidated Balance Sheets as of November 1, 2025 and February 1, 2025 and are restricted in their use as noted above.

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

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. As of November 1, 2025, the Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. dollar against the exchange rates for foreign currencies under contract. Such a hypothetical devaluation would decrease derivative contract fair values by approximately $17.5 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair values would be expected to be largely offset by the net change in fair values of the underlying hedged items. Refer to Note 13, “DERIVATIVE INSTRUMENTS,” for the fair value of any outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of November 1, 2025 and February 1, 2025.

Abercrombie & Fitch Co.	40	2025 3Q Form 10-Q

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Senior Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended November 1, 2025. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Senior Vice President, Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of November 1, 2025.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 1, 2025 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

Abercrombie & Fitch Co.	41	2025 3Q Form 10-Q

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

Item 1A. Risk Factors

The Company’s risk factors as of November 1, 2025 have not changed materially from those disclosed in Part I, “Item 1A. Risk Factors” of the Fiscal 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the third quarter of Fiscal 2025 that were not registered under the Securities Act of 1933, as amended.

The following table provides information regarding the purchase of shares of Common Stock made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during each fiscal month of the thirteen weeks ended November 1, 2025:

Period (fiscal month)	Total Number of Shares Purchased (1)	Average Price Paid per Share(4)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)(4)
August 3, 2025 through August 30, 2025	456	$93.82	—	$1,050,048,833
August 31, 2025 through October 4, 2025	436,264	89.40	423,334	1,012,283,449
October 5, 2025 through November 1, 2025	827,361	75.28	826,341	950,067,646
Total	1,264,081	80.16	1,249,675	950,067,646
(1)An aggregate of 14,406 shares of Common Stock purchased during the thirteen weeks ended November 1, 2025 were withheld for tax payments due upon the vesting of employee restricted stock units.
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
(4)The aggregate cost of share repurchases and average price paid per share excludes commissions and excise tax.

Abercrombie & Fitch Co.	42	2025 3Q Form 10-Q

Item 5. Other Information

During the thirteen weeks ended November 1, 2025, no director or officer of the Company adopted a new “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” and no director or officer of the Company modified or terminated an existing “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act, other than as follows:

•On August 29, 2025, Fran Horowitz, our Chief Executive Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Horowitz’s plan is for the sale of up to 400,000 shares of our common stock in amounts and prices determined in accordance with plan terms and terminates on the earlier of: (i) the date all the shares under the plan are sold or (ii) August 21, 2026.

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).*

*     Filed herewith.
**    Furnished herewith.

Abercrombie & Fitch Co.	43	2025 3Q Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abercrombie & Fitch Co.

Date: December 5, 2025	By:	/s/ Robert J. Ball
Robert J. Ball
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Officer)

	By:	/s/ Joseph Frericks
Joseph Frericks
Senior Vice President, Corporate Controller (Principal Accounting Officer)

Abercrombie & Fitch Co.	44	2025 3Q Form 10-Q