Form 10-K
period 2026-01-31
ABERCROMBIE & FITCH CO /DE/
filed 2026-03-26
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒    No
Aggregate market value of the registrant’s Class A Common Stock (the only outstanding common equity of the registrant) held by non-affiliates of the registrant (for this purpose, executive officers and directors of the registrant are considered affiliates) as of August 2, 2025: $4,185,511,161. Number of shares outstanding of the registrant’s common stock as of March 20, 2026: 44,924,473 shares of Class A Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. The registrant expects to file such definitive proxy statement with the Securities and Exchange Commission within 120 days of its fiscal year ended January 31, 2026.

Abercrombie & Fitch Co.	2	2025 Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “should,” “are confident,” “will,” “could,” “outlook,” or the negative versions of those words or other comparable words and similar expressions may identify forward-looking statements. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements include, but are not limited to, the risks described or referenced in “ITEM 1A. RISK FACTORS,” of this Annual Report on Form 10-K and otherwise in our reports and filings with the SEC, as well as the following:

•risks and uncertainties related to global trade policy and international trade disputes, including the impact of the imposition or threat of imposition of new or increased tariffs or modification of existing tariffs by the United States or foreign governments, including uncertainty regarding the timing and implementation of changes to existing tariff programs, or other changes to trade policies or arrangements;
•risks related to changes in global economic and financial conditions, including inflation, and the resulting impact on consumer spending and our operating results, financial condition, and expense management;
•risks and uncertainty related to the implementation and effectiveness of new enterprise resource planning (“ERP”) systems, including the risk of temporary disruptions that may adversely affect inventory management and selling activities;
•risks related to our global operations and supply chain, including political or climate-related conditions in the countries where we sell or source our products;
•risks related to the geopolitical landscape and ongoing armed conflicts, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience and the impact of such conflicts or events on international trade, supplier delivery, energy costs, or freight costs;
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
•risks related to our ability to successfully execute technology initiatives and partnerships, including those relating to artificial intelligence (“AI”) technology;
•risks related to our ability to execute on, and maintain the success of, our current or any future strategic and growth initiatives, including risks related to the review of strategic alternatives for our Asia-Pacific (“APAC”) business;
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
•risks associated with corporate responsibility, including those associated with climate change;
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

Abercrombie & Fitch Co.	3	2025 Form 10-K

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

The Company manages its business on a geographic basis, consisting of three reportable segments: Americas; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). Corporate functions and other income and expenses are evaluated on a consolidated basis and are not allocated to the Company’s segments and therefore are included as a reconciling item between segment and total operating income.

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

The Company’s brand families include Abercrombie brands and Hollister brands, each sharing a commitment to offer products of enduring quality and exceptional comfort that support global customers on their journey to being and becoming who they are.

Brand family	Description
Abercrombie
Abercrombie strives to make every day feel exceptional, creating a sense of getaway through its quality apparel, accessories and fragrance crafted for every occasion. The Abercrombie brand family connects with customers through various supporting brands and assortment collections, including, but not limited to, Abercrombie & Fitch, abercrombie kids, and Your Personal Best (YPB).

Hollister
Hollister creates quality apparel, accessories and fragrance made for capturing moments, creating memories and being unapologetically you. The Hollister brand family connects with customers through various supporting brands and assortment collections including, but not limited to, Hollister and Gilly Hicks.

Additional information concerning the Company’s segment and geographic information is contained in Note 18, “SEGMENT REPORTING” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

Abercrombie & Fitch Co.	4	2025 Form 10-K

STRATEGY AND KEY BUSINESS PRIORITIES

The Company remains committed to, and confident in, its vision of being a global, digitally-led, omnichannel retailer and continues to evaluate corporate growth opportunities and initiatives that support this vision.

Over the last several years, A&F Co. has worked to successfully transform its brands, business and culture, while delivering on its financial commitments. As the Company looks forward, it’s focused on evaluating opportunities that continue to deliver sustainable, profitable growth. The Company expects to:

•Deliver Consistent Global Growth Across Brands by investing in owned-and-operated channels with the expectation of continued net sales growth, including through net new store openings, digital fulfillment, and marketing.
•Expand Channels and Categories by increasing net sales growth in new and select markets through the use of franchise, wholesale, and licensing partnerships. The Company also plans to expand into new, adjacent product categories that resonate with each brand’s target customer.
•Execute a Multifaceted Strategy that includes evaluating sourcing footprint, adjusting pricing or promotions, and expense reduction initiatives to stabilize product and operating costs in attempt to meaningfully mitigate external cost pressure, including near-term tariff impacts.
•Enhance and Modernize our Key Systems and Leverage Technology to support operational productivity and to improve the customer journey.
•Execute Financial Discipline to maintain double-digit operating margins and expand net income per diluted share.

The Company’s strategic priorities continue to evolve based on changing consumer demands and new strategic opportunities, and management reviews and prioritizes investments and strategic focus areas to address such demands and opportunities.

OVERVIEW OF OPERATIONS

Omnichannel Initiatives

As customer shopping preferences continue to evolve and customers increasingly shop across multiple channels, the Company aims to create best-in-class customer experiences and grow total company profitability by delivering improvements through a continuous test-and-learn approach. Digital platforms remain a driver for customer engagement and sales, with a majority of sales continuing to be through digital channels for the Abercrombie brands. Despite this concentration in digital channels, stores continue to comprise a majority of sales for the Hollister brand’s customer. Additionally, stores continue to be an important part of our customers’ omnichannel experience. The Company believes that the customers’ shopping experience is improved by its offering of omnichannel capabilities, which include purchase-online-pickup-in-store, ship-from-store, and cross-channel returns. These features allow our customers ease of access to shop the brands’ and a seamless transition between in-store and online offerings.

Digital Operations

In order to continuously improve the customer experience, including providing a more seamless and consistent shopping experience across channels, the Company continues to invest in its digital infrastructure. Such investments have included replacement of our merchandising ERP system, which went live in March 2026. Refer to “ITEM 1A. RISK FACTORS - Our inability to successfully manage our multi-year ERP system transformations, including the implementation of our new merchandising and human capital management systems, as well as any future system transformations, may adversely affect our business and results of operations or the effectiveness of our internal controls over financial reporting.” of this Annual Report on Form 10-K for further discussion.

As part of its digital operations, the Company utilizes emerging technologies, including AI, to support business processes and the customer experience. The Company has the capability to ship merchandise to customers in more than 105 countries and process transactions in 21 currencies and through 17 forms of payment globally. The Company operates desktop and mobile websites for its brands globally, which are available in various local languages. The Company also operates four mobile applications that provide an enhanced mobile shopping experience to the customer and provide us with customer insights. The Company continues to develop and invest its mobile capabilities as mobile engagement continues to grow, with over 89% of the Company’s digital traffic generated from mobile devices in Fiscal 2025. In addition, in its efforts to expand its global brand reach, the Company also partners with certain third-party e-commerce platforms.

Abercrombie & Fitch Co.	5	2025 Form 10-K

Store Operations

The Company has a goal of finding the right size, right location and right economics for omni-enabled stores that cater to local customers. During Fiscal 2025, the Company opened 62 new store locations, remodeled 47 store locations, right-sized an additional 11 store locations and closed 22 stores. The Company’s stores continue to play an essential role in creating brand awareness and serving as physical gateways to the brands. Stores also serve as local hubs for online engagement as the Company continues to evolve its omnichannel capabilities to create seamless shopping experiences.

As of January 31, 2026, all of the retail stores operated by the Company are located in leased facilities, primarily in shopping centers. These leases generally have initial terms of between one and ten years. Certain leases also include early termination options, which can be exercised under specific conditions. The leases expire at various dates between Fiscal 2026 and Fiscal 2038.

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

The Company also has license agreements under which it acts as a licensee, with various third parties providing the Company with the rights to sell apparel and accessories with licensed trademarks, such as collegiate and professional sports teams. The Company also acts as licensor under licensing agreements under which the Company provides licenses to third-party partners to manufacture and sell designated products, such as certain new and existing apparel categories, eyewear, and fragrances. As of January 31, 2026, the Company had wholesale partnerships, primarily in the Americas and EMEA.

Store Count

As of January 31, 2026, the Company operated 829 retail stores and the Company’s franchisees operated 60 franchise stores across the Company’s regions and brands as detailed in the table below.

	Americas	EMEA	APAC	Total (1)
Company-owned
Abercrombie	239	36	31	306
Hollister	396	101	26	523
Company-owned total	635	137	57	829

Franchise
Abercrombie	20	9	8	37
Hollister	10	10	3	23
Franchise total	30	19	11	60

Total	665	156	68	889
For Company-owned store count and gross square footage by geographic region and brand as of January 31, 2026, and February 1, 2025, refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of this Annual Report on Form 10-K.

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

The Company sourced merchandise through approximately 124 vendors located in 15 countries, including the U.S., during Fiscal 2025. Approximately 37% and 26% of cost of merchandise receipts during Fiscal 2025 were from vendors located in Vietnam and Cambodia, respectively. The Company’s largest vendor accounted for approximately 8% of merchandise sourced in Fiscal 2025, based on the cost of sourced merchandise. The Company believes its product sourcing is appropriately distributed among vendors. Refer to “ITEM 1A. RISK FACTORS - We depend upon independent third parties for the manufacture and delivery of our merchandise, and a disruption of the manufacture or delivery of our merchandise could have a material adverse impact on our business” and “Changes in tariff policy regarding merchandise produced in, and raw materials sourced from, certain countries have and could continue to adversely affect our business” of this Annual Report on Form 10-K for further discussion of risks related to sourcing of our merchandise.

Abercrombie & Fitch Co.	6	2025 Form 10-K

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

The Company relies on both Company-owned and third-party distribution centers to manage the receipt, storage, sorting, packing and distribution of its merchandise. Additional information pertaining to certain of the Company’s distribution centers as of January 31, 2026 follows:

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

The Company primarily used seven contract carriers to ship merchandise and related materials to its North American customers, and several contract carriers for its global customers outside of North America during Fiscal 2025.

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

COMPETITION

The Company operates in a rapidly evolving and highly competitive retail business environment. Competitors include individual and chain specialty apparel retailers; local, regional, national and global department stores; discount stores, fast fashion, value fashion and off-price retailers; social commerce; and digitally-native brands and online-exclusive businesses. Additionally, the Company competes for consumers’ discretionary spending with businesses in other product and experiential categories such as technology, restaurants, travel and media content.

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

Abercrombie & Fitch Co.	7	2025 Form 10-K

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

INFORMATION TECHNOLOGY SYSTEMS

The Company’s owned and third-party-operated management information technology systems consist of a full range of retail, merchandising, human resource and financial systems. These systems include applications related to point-of-sale, digital operations, inventory management, supply chain, planning, sourcing, merchandising, payroll, scheduling and financial reporting. The Company continues to invest in technology to upgrade its core systems, including its merchandising and human capital management ERP systems and modernizing its key data platforms, to enhance reporting and analytics, create efficiencies and to support its digital operations, omnichannel capabilities, customer relationship management tools and loyalty programs.

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

Abercrombie & Fitch Co.	8	2025 Form 10-K

Therefore, the Company believes that the attraction, retention, and management of qualified talent are integral to its success.  The Company has policies and practices in place that are focused on creating a culture and work environment free from abuse, harassment or discrimination of any kind. Highlights of our key human capital management programs and efforts include the following:

•Living a corporate purpose of “Being here for you on the journey to being and becoming who you are.” The Company’s corporate purpose was developed after conducting listening sessions with our associates and customers, and by weaving in key themes from each of the brand purposes.
•Offering competitive compensation and benefits to help the Company attract, motivate, and retain the key talent necessary to achieve outstanding business and financial results. The Company’s compensation offerings include cash-based and equity-based incentive awards for eligible associates in order to align the interests of those associates with our stockholders. In addition, the Company continues to provide hybrid and remote work arrangements for corporate home office associates where feasible, including “work from anywhere” days and weeks. We also support our associates and their families beyond our competitive compensation with comprehensive benefits offerings based on associate eligibility and geographic location. For example, we provide eligible associates with paid parental leave in the United States and internationally based on local law, as well as adoption and fertility support benefits to all eligible associates globally.
•Improving associate engagement through open communication channels with a focus on associate experience. The Company regularly holds all-Company meetings that enable us to communicate with our associates. The Company also collects feedback through various engagement surveys throughout the year to better understand the associate experience and drive improvements, with the most recent organization-wide survey conducted in January 2026.
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
•Aiming to create a culture of belonging and working to ensure that all associates feel respected and represented. We believe that when we do this, we are stronger across every aspect of our business. The Company follows core principles to embed a sense of community into our organization and promote inclusion and belonging, including having a workforce that reflects the communities we serve, building a leadership team that reflects the values of our workforce, welcoming all associates to participate in any of our associate resource groups, and driving fairness through our compensation and benefits offerings.
•Encouraging community involvement of our associates by promoting various charitable, philanthropic, and social awareness programs, which the Company believes fosters a collaborative and rewarding work environment. The Company provides support to global organizations in the form of cash donations, volunteerism, and in-kind support. In partnership with its vendor partners, customers, and associates, the Company is proud to support community partners serving youth, teens, and young adults with a focus on mental health and wellness, empowerment, and inclusion. The Company offers our associates a paid volunteer day each year for eligible volunteer work.
•Focusing on the health and safety of our associates by investing in various wellness programs that are designed to enhance the physical, financial, and mental well-being of our associates globally. The Company provides benefits-eligible associates and their families with access to free and confidential counseling through our Employee Assistance Program, as well as free access to a meditation and mindfulness app. The Company also provides regular programming on financial planning and mental health.

Associates

The Company employed approximately 43,200 associates globally as of January 31, 2026, of whom approximately 36,600 were part-time associates. As of January 31, 2026, the Company employed approximately 34,800 associates in the U.S., and employed approximately 8,400 associates outside of the U.S. The Company employs temporary, seasonal associates at times, particularly during Fall, when it experiences its greatest sales activity due to back-to-school and holiday sales periods.

The proportion of associates represented by works councils and unions is not significant and is generally limited to associates in the Company’s European stores.

Board Oversight

A&F’s Board of Directors (the “Board of Directors”) and its committees oversee human capital matters. The Compensation and Human Capital Committee of the Board of Directors oversees the Company’s overall compensation structure, policies and programs, as well as administration of the Company’s cash-based and equity-based performance award programs. The Compensation and Human Capital Committee further reviews and monitors the Company’s human capital management strategies, programs, policies and practices, including those relating to organizational structure and key reporting relationships, as well as recruitment, retention, and development of the Company’s associates. The Board of Directors reviews succession plans for the Company’s executive officers and discusses human capital matters with senior leadership.

Abercrombie & Fitch Co.	9	2025 Form 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The Company’s executive officers serve at the pleasure of the Board of Directors. Set forth below is certain information regarding the executive officers of the Company as of March 26, 2026:

Fran Horowitz, Chief Executive Officer and Director

Age: 62

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

Former Directorships:
•Former member of the Board of Directors of Conagra Brands, Inc. (NYSE: CAG), one of North America’s leading branded food companies (July 2021 to June 2025)

Robert J. Ball, Executive Vice President, Chief Financial Officer

Age: 46

Executive Roles:
•Executive Vice President, Chief Financial Officer of the Company (December 2025 to present)
•Senior Vice President, Chief Financial Officer of the Company (November 2024 to December 2025)
•Senior Vice President, Corporate Finance, Investor Relations, and Treasury of the Company (May 2023 to November 2024)
•Formerly held various finance and leadership positions with the Company including: Group Vice President, Corporate Finance and Transformation Management Office (August 2022 to May 2023); Vice President/Group Vice President, Corporate Finance (January 2018 to August 2022); and Chief Financial Officer, Abercrombie & Fitch and abercrombie kids Brand (September 2014 to January 2018)
•Formerly held roles of increasing responsibility in the Company’s finance department, including roles in financial reporting, financial planning and analysis, and real estate accounting (January 2003 to September 2014)

Scott D. Lipesky, Executive Vice President, Chief Operating Officer

Age: 51

Executive Roles:
•Executive Vice President, Chief Operating Officer of the Company (November 2024 to present)
•Executive Vice President, Chief Financial Officer and Chief Operating Officer of the Company (May 2023 to November 2024)
•Executive Vice President and Chief Financial Officer of the Company (April 2021 to May 2023); Senior Vice President and Chief Financial Officer of the Company (October 2017 to April 2021)
•Prior to rejoining the Company, formerly served as Chief Financial Officer of American Signature, Inc., a privately-held home furnishings company (October 2016 to October 2017)
•Formerly held various leadership roles and finance positions with the Company including: Chief Financial Officer, Hollister Brand (September 2014 to October 2016); Vice President, Merchandise Finance (March 2013 to September 2014); Vice President, Financial Planning and Analysis (November 2012 to March 2013); and Senior Director, Financial Planning and Analysis (November 2010 to November 2012)
•Formerly held finance roles at FTI Consulting Inc., and The Goodyear Tire & Rubber Company, and was a Certified Public Accountant with PricewaterhouseCoopers LLP

Abercrombie & Fitch Co.	10	2025 Form 10-K

Samir Desai, Executive Vice President, Chief Digital and Technology Officer

Age: 45

Executive Roles:
•Executive Vice President, Chief Digital and Technology Officer of the Company (July 2021 to present)
•Formerly held various leadership and technology positions at Equinox Group, a luxury fitness company that operates several lifestyle brands (October 2005 to June 2021), including: Chief Technology Officer (April 2016 to June 2021), Vice President, Technology (April 2013 to April 2016), Senior Director Technology (April 2011 to April 2013), Director Technology (October 2005 to April 2011)
•Formerly held technology roles at Intertex Apparel Group, a manufacturer and importer of branded and private label apparel (July 2002 to October 2005), including Director, Information Technology

Current Directorships:
•Member of the Board of Directors of Arhaus, Inc. (NASDAQ: ARHS), a rapidly growing lifestyle brand and omnichannel retailer of premium home furnishings (July 2025 to present)

Gregory J. Henchel, Executive Vice President, General Counsel and Corporate Secretary

Age: 58

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

Age: 39

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

Abercrombie & Fitch Co.	11	2025 Form 10-K

GOVERNMENT REGULATIONS

As a global organization, the Company is subject to the laws and regulations of the U.S. and multiple foreign jurisdictions in which it operates. These laws and regulations include a broad range of matters, including, but not limited to: trade, transportation and logistic laws, including tariffs and import and export regulations; tax laws and regulations; product and consumer safety laws; anti-bribery and corruption laws; employment and labor laws; antitrust or competition laws; data privacy or cybersecurity laws; and environmental regulations.

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

Abercrombie & Fitch Co.	12	2025 Form 10-K

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

We are also vulnerable to factors affecting inventory flow and availability of inventory. Impacts may be caused by natural disasters, unanticipated climate patterns and events, systems disruptions or outages, or inventory shrinkage due to theft (including by our employees, customers, or through organized retail crime). Such events may significantly impact anticipated customer demand or may impact availability of our inventory. If we are not able to adjust appropriately to such factors, our inventory management may be negatively affected, which could adversely impact our performance and our reputation.

Our failure to operate effectively in a highly competitive and constantly evolving industry could have a material adverse impact on our business.

The sale of apparel, personal care products and accessories for men, women and kids is a highly competitive business with numerous participants, including individual and chain specialty apparel retailers, local, regional, national and global department stores, discount stores, fast-fashion retailers, digitally-native brands, and online-exclusive businesses. Fast fashion, value fashion and off-price retailers have shifted customer expectations of pricing for well-known brands and the proliferation of the digital channel and the rise in popularity of social commerce has encouraged the entry of many new competitors and an increase in competition from established companies. These increases in competition could reduce our ability to retain and grow sales, resulting in an adverse impact to our operating results and business.

We face a variety of challenges in the highly competitive and constantly evolving retail industry, including:
•Anticipating and responding to changing consumer shopping preferences more quickly than our competitors;
•Maintaining favorable brand recognition;
•Effectively marketing our products to consumers across varying demographic markets, including through social media platforms, search engines, and emerging AI-enabled discovery;
•Effectively identifying, evaluating, and competing on new and emerging digital selling platforms and commerce models, including social commerce platforms and AI‑enabled or agentic shopping experiences;
•Effectively establishing and maintaining relationships with organizations, key brand representatives, influencers, athletes, and other celebrities as part of our marketing strategy to promote our brands and products;
•Retaining customers, including our loyalty club members, and the marketing costs to do so and to acquire new customers;
•Developing innovative, high-quality merchandise in styles that appeal to consumers and in ways that favorably distinguish us from our competitors;
•Operating in a highly promotional retail environment;

Abercrombie & Fitch Co.	13	2025 Form 10-K

•Engaging in promotional activity and appropriately pricing our products without diminishing the aspirational nature of our brands and brand equity; and
•Identifying and assessing disruptive innovation, by existing or new competitors, that could alter the competitive landscape by: improving the customer experience and heightening customer expectations; transforming supply chain and corporate operations through changes to digital technologies and innovations, including the use of AI and machine learning; and enhancing management decision-making through use of data analytics to develop new consumer insights.

In light of the competitive challenges we face, we may not be able to compete successfully in the future. Additionally, increases in the number or strength of our competitors could reduce our sales, which in turn could have a material adverse effect on our results of operations and financial condition.

Changes in global economic and financial conditions, including the impact on consumer confidence and spending, could have a material adverse impact on our business.

Because we primarily serve individual consumers, our business is sensitive to changes in consumer confidence and discretionary spending levels. In addition, as a global business that sources a significant portion of our merchandise from outside the United States and generates revenue across domestic and international markets, we are exposed to macroeconomic conditions, trade policies, and currency fluctuations that may affect costs and demand across regions.

Uncertainty as to, and the state of, the global economy and global financial condition could have an adverse effect on our operating results and business. Our business is subject to factors that are impacted by worldwide economic conditions, including heightened inflation levels (which has occurred), unemployment levels, consumer credit availability, consumer debt levels, reductions in consumer net worth based on declines in the financial, residential real estate and mortgage markets, bank failures, sales and personal income tax rates, fuel and energy prices, global food supplies, rising or uncertain interest rates, new or increased tariffs, trade disputes, consumer confidence in future economic and political conditions, consumer perceptions of personal well-being and security, the value of the U.S. dollar versus foreign currencies, geopolitical conflicts, and other macroeconomic factors. For example, during Fiscal 2025, the U.S. announced a universal baseline tariff on all U.S. imports, plus additional country-specific tariffs for select countries, including the countries from which we source a predominant portion of our merchandise. As a result, we incurred approximately $90 million of net tariff expense, or 170 basis points as a percent of net sales for Fiscal 2025, which negatively impacted our operating profit in Fiscal 2025. See “Changes in tariff policy regarding merchandise produced in, and raw materials sourced from, certain countries have and could continue to adversely affect our business” Other changes in global economic and financial conditions could impact our ability to fund growth and our ability to access external financing in the credit and capital markets.

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

Abercrombie & Fitch Co.	14	2025 Form 10-K

Our ability to attract customers to our stores depends, in part, on the success of the shopping malls or area attractions that our stores are located in or around.

Our stores are primarily located in shopping malls and other shopping centers. Our sales at these stores are partially dependent upon the volume of traffic in those shopping centers and the surrounding area which, for some centers, has been in decline. Our stores may benefit from the ability of a shopping center’s other tenants and area attractions to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping center. We cannot control the loss of an “anchor” tenant or other significant tenant in a shopping mall or area attraction, the development of new shopping malls in the U.S. or internationally, the availability or cost of appropriate locations, the success of individual shopping malls, or the increasing impact of digital channels on shopping mall traffic. Additionally, we face competition with other retailers for prominent locations.

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

The impact of natural disasters, negative climate patterns, public health crises, geopolitical tension, armed conflict, acts of terrorism, social unrest, civil disturbance or disobedience, political crises, and other unexpected and catastrophic events could result in interruptions to our operations, as well as to the operations of our third-party partners, and have a material adverse impact on our business.

Our retail stores, corporate offices, distribution centers, and digital operations, as well as the operations of our vendors and manufacturers, are vulnerable to disruption from natural disasters and other adverse weather events; negative climate patterns; public health crises; geopolitical uncertainty or unrest, such as acts of terrorism, war, civil disturbance or disobedience, and other political instability; power interruptions or infrastructure disruptions; and other catastrophic events. In the past, events of this nature, including public health crises and geopolitical conflict, have disrupted commerce, and future occurrences of such events, whether domestic or international, could similarly disrupt commerce and adversely affect our operations.

These events could disrupt the operations of our corporate offices, global stores, and supply chain and those of our third-party partners, including our vendors and manufacturers. In addition to impacts on global operations, events of this nature could result in a reduction in the availability and quality, and as a result pricing volatility of, raw materials used to manufacture our merchandise, delays in merchandise fulfillment and deliveries, supply chain delays due to closed or reduced-capacity for trade routes and factories, reduced workforces, or scarcity of raw materials, as well as increased fuel and energy costs, which could further increase transportation and freight expenses. With a substantial portion of our merchandise being imported from foreign countries, any failure to obtain merchandise from our foreign manufacturers, or to do so at similar costs and in a timely manner, or to identify suitable substitute manufacturers, could adversely affect our operating results and financial condition.

Events of this nature may also undermine consumer confidence and consumer spending, and adversely affect our operating results by causing, among other things, loss of customers and revenues due to store closures or an inability to respond to customer demand, increased costs to meet consumer demand (which we may not be able to pass on to customers), reduced consumer demand or confidence, and changes in consumers’ discretionary spending habits. In addition, historically, our operations have been seasonal, and natural disasters, adverse weather conditions, or unseasonable weather patterns occurring , may diminish demand for our seasonal merchandise and influence consumer preferences, fashion trends, consumer traffic, and shopping habits.

Other factors that would negatively impact our ability to successfully operate due to the impact of these types of events include, but are not limited to:

•Physical losses to our stores, distribution centers, or offices that may incur costs that exceed our applicable insurance coverage for any necessary repairs to damages or business disruptions;
•Temporary or prolonged store closures, including in situations of severe weather or climate conditions, stay-at-home orders, travel restrictions, impacts of armed conflict, or other concerns related to physical safety.
•Reduced consumer demand or customer traffic to our stores in certain regions due to actual or perceived risks arising from geopolitical instability, armed conflict, or other catastrophic events;
•Delays in, or our ability to complete, planned store openings on the expected terms or timing, or at all based on shortages in labor and materials and delays in the production and delivery of materials;
•Constraints on our liquidity and our ability to access debt or equity capital on attractive terms, or at all, during periods of uncertainty and instability in the global financial markets, which may affect our ability to fund business operations or address maturing liabilities.

Abercrombie & Fitch Co.	15	2025 Form 10-K

STRATEGIC RISKS.

Changes to our long-term business strategy or a failure to successfully execute on our long-term strategic plans could adversely impact our financial condition and reputation.

While we have successfully executed long-term initiatives, our continued ability to effectively execute on and maintain the results of our long-term business strategy is subject to various risks and uncertainties as described herein. In addition, we may modify or adjust future long-term strategies to meet changes in our business environment.

While we believe that our successful execution and ability to attain certain established goals and targets have contributed to long-term revenue growth and profitability, there is no assurance regarding the extent to which we will realize the anticipated objectives or sustain the financial objectives, if at all, or regarding the timing of such anticipated benefits. Our failure to realize the anticipated objectives or sustain financial objectives established in our long-term strategic plans, which may be due to our inability to execute established long-term target or goals, changes in consumer demand, competition, macroeconomic conditions (including inflation or tariffs), retention of key talent, and other risks described herein, could have a material adverse effect on our business.

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

In order to compete in this highly competitive and constantly evolving industry, at times, we have entered into and plan to continue to enter into new strategic partnerships with third parties to expand our global brand reach, and we may launch new concepts or brands to expand our portfolio. Such strategic partnerships may include sponsorship, wholesale, franchise, or licensing arrangements in which we license our brands and intellectual property for use on products produced, marketed and/or sold by third parties, and licensing arrangements in which we license intellectual property from third parties. Such arrangements are subject to additional risks, including our ability to comply with obligations under the agreements that we have with third parties, the abrupt termination of such arrangements, or actions taken by third-party wholesale, franchise, licensees, or other partners that may materially diminish the value of our intellectual property or our brands’ reputations.

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

Abercrombie & Fitch Co.	16	2025 Form 10-K

Our inability to effectively conduct business in international markets, including as a result of operational, legal, tax, regulatory, political, and economic risks could have a material adverse impact on our business.

We operate on a global basis and are subject to risks associated with operating in international markets that could have a material adverse impact on our business. Such risks include, but are not limited to, the following:

•addressing the different operational requirements present in each country in which we operate, including those related to employment and labor, transportation, logistics, real estate, lease provisions, and local reporting or legal requirements;
•supporting global growth by successfully executing our commercial strategy through local customer- and product-facing teams and certain corporate support functions at our regional headquarters located in Shanghai, China and London, United Kingdom;
•hiring, training, and retaining qualified personnel and maintaining effective labor relations, including in regions where associates are represented by workers’ councils and unions;
•retaining acceptance from local customers;
•managing inventory effectively to meet the needs of existing stores on a timely basis;
•political, civil and social unrest, and instability;
•government regulations affecting trade between the U.S. and other countries, including tariffs and customs laws;
•tax rate volatility and our ability to realize tax benefits resulting from non-U.S. operations;
•managing foreign currency exchange rate risks effectively; and
•the substantial investments of time and resources we make to operate in international markets may not achieve acceptable returns, and sustained declines in revenue or profitability in one or more international regions or operating segments could result in store closures, divestitures, restructuring costs, or impairment losses, all of which could adversely impact our business, profitability, and results of operations; for example, in March 2026, we announced that we are conducting a review of strategic alternatives for our APAC region.

We are subject to U.S. laws related to global operations, including the Foreign Corrupt Practices Act, as well as the laws of the foreign countries in which we operate. Violation of such laws by our overseas operations, associates, or agents, could result in sanctions, penalties, or reputational harm, which could adversely affect our business and operating results.

Our failure to realize the anticipated benefits of our transition to a regional-based organizational model could have a negative impact on our business.

During Fiscal 2023, to drive ongoing brand growth and leverage the knowledge and experience of its regional teams, the Company reorganized its structure and now primarily manages its business on a geographic basis, consisting of three reportable segments: Americas; EMEA, and APAC. As a result of our regional-based organizational model, we have decentralized execution of our commercial strategy in each international region from our global home office to our regional headquarters located in Shanghai, China and London, United Kingdom. Failure to realize the anticipated benefits of our recent transition to a regional-based organizational model could have a negative impact on our business. In addition, realization of the anticipated benefits of this new regional-based organizational model is dependent on the effectiveness of this new operating structure.

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
•Unfavorable media publicity, influencer reviews on social media, or negative consumer perception of our products, operations, brand or experience; and
•Our position or perceived lack of position on corporate social responsibility topics, public policy or other similar issues and any perceived lack of transparency about those matters.

Abercrombie & Fitch Co.	17	2025 Form 10-K

In addition, in recent years there has been an increase in media platforms, particularly, social media and our use of social media platforms is an important element of our omnichannel marketing efforts. As social media continues to be an important channel for customer engagement, our brands’ interactions may be subject to heightened public scrutiny. Given the unpredictable nature of consumer reactions to social media messaging, our efforts may not resonate as intended and could result in negative public attention or reputational harm. For example, we maintain various social media accounts for our brands, including Instagram, TikTok, Facebook, X (f/k/a Twitter), SnapChat, and Pinterest accounts. Negative publicity or actions taken by individuals that we partner with, such as brand representatives, influencers or our associates, that fail to represent our brands in a manner consistent with our brand image or act in a way that harms their reputation, whether through our social media accounts or their own, could harm our brand reputation and materially impact our business. Social media also allows for anyone to provide public feedback, which could influence perceptions of our brands and reduce demand for our merchandise.

Our reputation also depends on the success of our corporate social responsibility and sustainability initiatives, which require Company-wide coordination and alignment on managing related risks and costs and may ultimately not be successful. Increased focus by governmental and nongovernmental organizations, regulators, investors, employees, and consumers on matters such as climate change, human capital, labor, and risk oversight heightens the risk of negative public reaction, public backlash, or pressure regarding our disclosures, initiatives, products, or practices related to sustainability or social issues, which could adversely affect our reputation, business operations, and financial results. These risks also include increased regulatory and stakeholder pressure to expand disclosures, make commitments, set targets, or establish additional goals and take actions to meet them, which could expose us to business, legal, market, reputational, operational, and execution risks and costs. If we announce such initiatives or goals, we may fail, or be perceived to fail, to appropriately set, timely meet, or report our progress, or act responsibly with respect to such initiatives or goals. In addition, divergent stakeholder perspectives regarding environmental, social, and governance, and other corporate responsibility matters, may result in criticism of the nature, scope, or revision of our initiatives or goals, and we may not be able to satisfy all expectations, potentially leading to negative publicity, consumer backlash (including boycotts), and adverse impacts on our reputation, results of operations, financial condition, and cash flows.

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

Abercrombie & Fitch Co.	18	2025 Form 10-K

If our information technology systems are disrupted or fail to operate effectively, or if we are unable to successfully implement new technology, including significant system upgrades, our business and results of operations could be adversely affected.

We rely heavily on our own information technology systems and on third-party systems in both our customer-facing and corporate operations to operate our websites and mobile apps; process transactions; respond to customer inquiries; manage inventory; purchase, sell, and ship merchandise; maintain our loyalty programs; manage our workforce; and support other customer-facing and business objectives. Given the significant number of transactions completed annually, the effective and secure operation of our computer hardware, telecommunications, and software systems is critical. Despite efforts to prevent such occurrences, our systems may be vulnerable from time to time to damage or interruption resulting from computer viruses, power interruptions or outages, system failures, third-party intrusions, inadvertent or intentional breaches by our associates, third-party service providers or business partners, or threat actors, and other technical malfunctions. The increasing sophistication, availability, and use of AI by threat actors further elevates these risks. If our systems are damaged, fail to function properly, or become outdated relative to those of our competitors, we may be required to make significant investments to repair or replace such systems and could experience operational delays or disruptions.

We have made and expect to continue to make significant investments of capital, time, and management attention to modernize our core systems, and the effectiveness of these investments may be less predictable than others and may fail to deliver the anticipated benefits or returns. As part of these efforts, we began a multi‑year process to upgrade our merchandising ERP system and to implement a new human capital management system. In March 2026, we went live with a new merchandising ERP system. The transition to the new system temporarily impacted operations, including limiting inventory receipts and movement across the business, which is expected to unfavorably affect net sales during the first quarter of Fiscal 2026. We also expect to incur additional implementation‑related costs, which are expected to unfavorably impact our operating margin during the first quarter of Fiscal 2026.

Additional system upgrades and transformation activities are expected to continue in phases over the next few years. System upgrades and implementations involve inherent risks, including system disruptions, inaccurate system information, changes to internal control processes, increased operating and administrative costs, demands on management time, and challenges with user adoption. Any failure, disruption, or delay in implementing or operating new or upgraded systems, particularly during peak selling periods, could adversely impact our ability to manage our inventory, fulfill customer orders, or it may cause information to be lost or delayed, including data related to customer orders. Such investments may not provide the anticipated benefits or desired rates of returns.

Additionally, we rely on third-party vendors and platforms for certain information technology processes, including point-of-sale, digital operations, inventory management, supply chain, planning, sourcing, merchandising, payroll, scheduling, financial reporting, and managing third-party relationships, including our brand representatives and influencer network, and our wholesale, franchise licensing, or marketplace partners. This reliance increases our exposure to failures by such third parties to perform adequately or maintain effective internal controls, which could disrupt our operations or adversely affect our business.

We may be exposed to risks and costs associated with cyber-attacks, data protection, credit card fraud, and identity theft that could have a material adverse impact on our business.

In the standard course of business, we receive and maintain confidential information about customers, associates and other third parties. In addition, third parties also receive and maintain certain confidential information. Protection of this information is critical to our business and may subject us to laws, rules and regulations domestically and in foreign jurisdictions. The retail industry in particular has been the target of many cyber-attacks and it is possible that an individual or group could defeat our security measures, or those of a third-party service provider or business partner, and access confidential information about our business, customers and associates. Further, like other companies in the retail industry, during the ordinary course of business, we and our vendors have in the past experienced, and we expect to continue to experience, cyber-attacks of varying degrees and types, including phishing, and other attempts to breach, or gain unauthorized access to, our and our vendors’ systems. To date, cyber-attacks have not had a material impact on our operations, but we cannot provide assurance that cyber-attacks will not have a material impact in the future.

We have experienced, and expect to continue to experience, increased costs associated with protecting confidential information through the implementation of security technologies, processes and procedures, including training programs for associates to raise awareness about phishing, malware and other cyber risks, especially as we implement new technologies, such as new payment capabilities or updates to our mobile apps and websites. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems change frequently and increase in complexity and are often not recognized until such attacks are launched or have been in place for a period of time. For example, as AI continues to evolve, cyber-attackers could also use AI to develop or hone their attacks. We (or the third parties on which we rely) may not have the resources or technical sophistication to sufficiently anticipate, prevent, or immediately identify and remediate cyber-attacks.

Furthermore, the global regulatory environment is increasingly complex and demanding with frequent new and changing requirements surrounding information security and privacy, including new regulations potentially applicable to public companies in the United States, China’s Cybersecurity Law, the California Consumer Privacy Act, and the European Union’s General Data Protection Regulation. We may incur significant costs related to compliance with these laws and failure to comply with these regulatory standards, and others, could have a material adverse impact on our business.

Abercrombie & Fitch Co.	19	2025 Form 10-K

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

If we, or a third-party who has access to our info, were to fall victim to a successful cyber-attack or suffer intentional or unintentional data and security breaches by associates or third parties, it could have a material adverse impact on our business, especially an event that compromises customer data or results in the unauthorized release of confidential business or customer information. In addition, if we are unable to avert a denial of service attack that renders our website inoperable, it could result in negative consequences, such as lost sales and customer dissatisfaction. Additional negative consequences that could result from these and similar events may include, but are not limited to:
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
•reputational damage that adversely affects customer or investor confidence; and
•damage to the Company’s competitiveness, stock price, and long-term stockholder value.

Although we maintain cybersecurity insurance, there can be no assurance that it will be sufficient for a specific cyber incident, or that insurance proceeds will be paid to us in a timely fashion.

Use of artificial intelligence technologies by us and our service providers could subject us to operational, technological, and business risks that could adversely affect our business.

The use of rapidly evolving technologies, such as AI technologies, by us and our third-party service providers presents risks and challenges to our business. Using AI and other machine learning technologies may expose us to unintended outcomes, liability, reputational harm, particularly if such technology produces errors or hallucinations, results in content that is biased, infringes on intellectual property, or otherwise does not function as intended. Moreover, with the use of certain AI and other machine learning technologies, including those licensed from third parties, there may be a lack of transparency regarding how such technologies generate outputs, and we may not be able to fully validate their accuracy or reliability. To the extent that we rely on AI‑enabled tools to support operational processes or decision‑making, limitations in model performance, data quality, or human oversight could adversely affect our operations, customer experience, or financial performance.

The use of AI and other machine learning technologies, by us or our service providers, in connection with the creation or development of intellectual property may present challenges in asserting ownership over the resulting output. Further, the use of such technologies may increase the risk that confidential information becomes accessible by third parties or results in legal or regulatory exposure. We also rely on third-party service providers that may use AI in their business activities, and failures by one or more of such service providers to meet our expectations may have an adverse effect on our operations or financial condition.

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

Fluctuations in the cost of transportation could also have a material adverse effect on our cost of sales and ability to meet customer demand. We primarily use 7 contract carriers to ship merchandise and related materials to our North American customers, and several contract carriers for our global customers. If the shipping operations of these third parties were disrupted, and we are unable to respond in a quick and efficient manner, our ability to replace inventory in our stores and process digital and third-party orders could be interrupted, potentially resulting in adverse impacts to sales or increased costs. Furthermore, we are susceptible to increases in fuel costs which may increase the cost of distribution. If we are not able to pass this cost on to our customers, our financial condition and results of operations could be adversely affected.

Abercrombie & Fitch Co.	20	2025 Form 10-K

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

We depend on third parties for the manufacture and delivery of our merchandise. As a result, the continued success of our operations is tied to our timely receipt of quality merchandise from third-party manufacturers. We source the majority of our merchandise outside of the U.S. through arrangements with approximately 124 vendors, primarily located in southeast Asia. Political, social or economic instability in the regions in which our manufacturers are located could cause disruptions in trade, including exports to the U.S. and EMEA. In addition, the inability of vendors to access liquidity, or the insolvency of vendors, could lead to their failure to deliver merchandise to us. A manufacturer’s inability to ship orders in a timely manner or meet our quality standards could cause delays in responding to consumer demand and negatively affect consumer confidence or negatively impact our competitive position, any of which could have a material adverse effect on our financial condition and results of operations.

For example, armed conflicts in the Middle East have contributed to elevated freight rates and longer transit times compared to historical levels, and prolonged or escalating conflicts could result in additional supply chain disruption, including higher transportation costs (such as a result of increased fuel costs), shipping delays, or increased costs from using air freight instead of ocean freight to mitigate inventory delays. It is possible that the adverse impact of these and future attacks, including additional costs associated with mitigation efforts, could materially adversely affect our business and results of operation.

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

Changes in tariff policy regarding merchandise produced in, and raw materials sourced from, certain countries have and could continue to adversely affect our business.

A predominant portion of the merchandise we sell is manufactured in countries other than the United States. Refer to Note 7, “INVENTORIES,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for a summary of inventory sourced based on vendor location during Fiscal 2025. In addition, many of the raw materials used to manufacture our apparel are sourced internationally.

Recent trade policies and related uncertainty, including tariffs imposed on countries from which we source a significant portion of our merchandise and raw materials, have created a dynamic and unpredictable trade landscape that has adversely affected, and could continue to adversely affect, our business. For example, in 2025, the U.S. imposed, modified, and rescinded certain tariffs, including those pursuant to the International Emergency Economic Powers Act (“IEEPA”). In February 2026, the U.S. Supreme Court held that IEEPA did not authorize the imposition of such tariffs, and subsequently the U.S. administration continued to impose, modify, and propose new tariffs pursuant to various statutes and trade authorities, including the imposition of a 10% global tariff pursuant to Section 122 of the Trade Act of 1974. While certain tariffs have been struck down, modified, or replaced, other tariffs remain in effect, and additional tariff programs may be imposed in the future through various statutes and trade authorities. In addition, there can be no assurance that any duties paid under tariffs that are subsequently struck down, including those imposed pursuant to the IEEPA, will be refunded in whole or in part, or that any such refunds would be received on a timely basis, if at all.

In addition, certain countries have imposed retaliatory tariffs on U.S. exports, and other U.S. trading partners may take additional retaliatory measures or modify their trade or business policies in response to changes in U.S. trade policy, which could further disrupt global trade flows and adversely affect our business.

It is likely that tariffs and international trade arrangements will continue to change, potentially without warning and to an extent or duration that is difficult to predict. Changing tariff rates and shifting trade policies have created, and may continue to create, significant uncertainty for suppliers, consumers, and us, and these risks may be heightened if trade tensions between the U.S. and other countries worsen. If tariffs on goods from countries from which we source products are increased or maintained at elevated levels, our merchandise costs would remain higher relative to typical costs, which could negatively impact our margins and consumer demand for our products. In response to increased costs, we may choose to adjust pricing or promotions or take other actions, which could adversely affect customer demand or our competitive position. Moreover, tariff-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to deliver our products or services on expected

Abercrombie & Fitch Co.	21	2025 Form 10-K

timelines.

Although such changes have implications across the entire industry, we may fail to effectively adapt to and manage the adjustments in strategy that would be necessary in response to these developments. We continue to evaluate and implement measures to mitigate the impact of current and potential tariffs, including managing product costs, considering operating expense reductions, and pursuing average unit retail (“AUR”) growth. However, these mitigation efforts may take time to implement and take effect, may involve additional costs, may not be accepted by consumers, and may not be sufficient to offset the full impact of tariffs.

In addition to the general uncertainty and overall risk from potential changes in trade laws and policies, as we make business decisions in the face of such uncertainty, we may incorrectly anticipate the outcomes, miss out on business opportunities, or fail to effectively adapt our business strategies, which could adversely affect our revenues, profitability, and overall business.

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

In addition, if we are unable to attract and retain talent at the associate level, our business could be adversely impacted. Competition for such qualified talent is intense, and we cannot be sure that we will be able to attract, retain and develop a sufficient number of qualified individuals in future periods. In addition, we cannot guarantee that we will be able to find adequate temporary or seasonal personnel to staff our operations when needed. As automation, AI, and other technology-enabled tools become increasingly integrated into our operations, our success will depend, in part, on our ability to attract and retain associates with relevant technical skills, effectively train our workforce, and achieve user acceptance and adoption of these tools. Failure to ensure effective training, adoption, and use of new technologies by our associates could limit anticipated benefits and adversely affect our business.

If we are not successful in these efforts or fail to successfully execute against the key human capital management initiatives discussed in “ITEM 1. BUSINESS” of this Annual Report on Form 10-K, our business could be adversely impacted.

Abercrombie & Fitch Co.	22	2025 Form 10-K

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

In the past, tax law has been enacted, domestically and abroad, impacting our current or future tax structure and effective tax rate, such as the Inflation Reduction Act of 2022 and the One Big Beautiful Bill Act of 2025 (“OBBBA”) in the U.S. Tax law may be enacted in the future, domestically or abroad, that impacts our current or future tax structure and effective tax rate.

Litigation and any future stockholder activism could have a material adverse impact on our business.

We, along with third parties we do business with, are involved, from time to time, in litigation arising in the ordinary course of business. Litigation matters may include, but are not limited to, contract disputes, employment-related actions, alleged misconduct by current or former associates, labor relations, commercial litigation, intellectual property rights, privacy litigation, product safety, ESG, anti-ESG, environmental matters, and stockholder actions.

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

Abercrombie & Fitch Co.	23	2025 Form 10-K

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

We believe our core trademarks, Abercrombie & Fitch®, abercrombie®, Hollister®, Gilly Hicks®, and the “Moose” and “Seagull” logos, are essential to the effective implementation of our strategy. We have obtained or applied for federal registration of these trademarks with the U.S. Patent and Trademark Office and the registries of countries in key markets within the Company’s owned and operated sales and distribution channels, and those in which the Company’s franchise, wholesale, and licensing partners have sales and distribution rights. In addition, these trademarks are either registered, or the Company has applications for registration pending, with the registries of many of the foreign countries in which the manufacturers of the Company’s products are located. There can be no assurance that we will obtain registrations that have been applied for or that the registrations we obtain will prevent the imitation of our products or infringement of our intellectual property rights by others. Although brand security initiatives are in place, we cannot guarantee that our efforts against the infringement or counterfeiting of our brands will be successful. If a third party copies our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected. Moreover, the increased prevalence of AI raises potential issues related to unauthorized use of our intellectual property by third parties, as well as potential questions over the ownership of any intellectual property generated through the use of AI tools. The impact of AI on intellectual property rights may result in increased costs with respect to policing and ownership disputes.

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

Abercrombie & Fitch Co.	24	2025 Form 10-K

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

Our amended and restated bylaws provide that certain courts in the State of Delaware or the federal district courts of the United States will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery located within the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder to us or our stockholders, any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, our certificate of incorporation or our bylaws (as either may be amended or restated) or as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware, or any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware. However, if the Court of Chancery within the State of Delaware lacks jurisdiction over such action, the action may be brought in the United States District Court for the District of Delaware. Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). The exclusive forum provisions will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provisions will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. There is, however, uncertainty as to whether a court would enforce the exclusive forum provisions, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Abercrombie & Fitch Co.	25	2025 Form 10-K

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

The Company’s policies and procedures identify how cybersecurity measures and controls are developed, implemented, reviewed, and updated. The Company implements and maintains a set of controls to manage information risk, establish guidelines for the use of information technology, and define standards for identifying and mitigating information risks. The controls are developed based on risk assessments and a review of controls from multiple security frameworks, such as the Center for Internet Security’s Critical Security Control and the Payment Card Industry Data Security Standard. The Company, internally and through third parties, conducts multiple information risk assessments each year. Risks identified in such assessments are considered, evaluated, and are then prioritized and addressed where appropriate to update the Company’s information security programs. Assessments, along with risk-based analysis and judgment, are used by the Company to determine how it should manage these risks.

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

The Company leverages third-party security firms in different capacities to implement or operate various aspects of the Company’s information assets and information security program, including to conduct risk assessments and penetration testing. The Company uses a variety of processes to address cybersecurity threats associated with third parties, including our use of third-party technology and services, such as risk assessments and contractual agreement review where the Company has determined it to be appropriate.

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

Abercrombie & Fitch Co.	26	2025 Form 10-K

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

The Company does not believe any individual regional headquarters, third-party distribution center or support center lease is material as, if necessary or desirable to relocate an operation, other suitable property could be found. These properties are utilized by the Company’s EMEA and APAC operating segments and are currently suitable and adequate for conducting the Company’s business.

As of January 31, 2026, the Company operated 829 retail stores across its brands. The Company does not believe that any individual store lease is material; however, certain geographic areas may have a higher concentration of store locations.

Item 3. Legal Proceedings

The Company and its affiliates are parties to lawsuits and other adversary proceedings that may range from individual actions involving a single plaintiff to class action lawsuits. The Company’s legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes estimated liabilities for the outcome of litigation where losses are deemed probable and the amount of loss, or range of loss, is reasonably estimable. The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible, and it is able to determine such estimates. For information regarding legal proceedings, see Note 19 “CONTINGENCIES” to the Consolidated Financial Statements included in this Annual Report on Form 10-K. The Company’s accrued charges for certain legal contingencies are classified within accrued expenses on the Consolidated Balance Sheets included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” of this Annual Report on Form 10-K. Based on currently available information, the Company cannot estimate a range of reasonably possible losses in excess of the accrued charges for legal contingencies. In addition, the Company has not established accruals for certain claims and legal proceedings pending against the Company where it is not possible to reasonably estimate the outcome or potential liability, and the Company cannot estimate a range of reasonably possible losses for these legal matters. Actual liabilities may differ from the amounts recorded, due to uncertainties regarding final settlement agreement negotiations and the terms of any approval by the courts, and there can be no assurance that the final resolution of legal matters will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts.

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

Item 4. Mine Safety Disclosures

Not applicable.

Abercrombie & Fitch Co.	27	2025 Form 10-K

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

A&F’s Class A Common Stock, $0.01 par value (“Common Stock”) is traded on the New York Stock Exchange under the symbol “ANF.” As of March 26, 2026, there were approximately 2,100 stockholders of record. However, when including investors holding shares of Common Stock in broker accounts under street name, A&F estimates that there were approximately 131,900 stockholders.

Performance Graph

The following graph shows the changes, over the five-year period ended January 31, 2026 (the last day of A&F’s Fiscal 2025) in the value of $100 invested in (i) shares of Common Stock; (ii) Standard & Poor’s 500 Stock Index (the “S&P 500”); and (iii) Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail”), including reinvestment of dividends. The plotted points represent the closing price on the last trading day of the fiscal year indicated.

PERFORMANCE GRAPH (1)
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among A&F, the S&P 500 Index and the S&P Apparel Retail Index

550
500
450
400
350
300
250
200
150
100
50
0
01/30/21
01/29/22
01/28/23
02/03/24
02/01/25
01/31/26
Abercrombie & Fitch Co.
S&P 500
S&P Apparel Retail

	01/30/21	01/29/22	01/28/23	02/03/24	02/01/25	01/31/26
A&F	$100.00	$158.17	$118.38	$474.51	$517.47	$423.19
S&P 500	100.00	120.99	112.95	139.85	172.66	200.84
S&P Apparel Retail	100.00	110.72	132.31	160.29	196.33	241.22

*    $100 invested on January 30, 2021, including reinvestment of dividends.
Copyright© 2026 Standard & Poor’s, a division of S&P Global. All rights reserved.

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

Abercrombie & Fitch Co.	28	2025 Form 10-K

Equity Securities
The following table provides information regarding the purchase of shares of Common Stock made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during each fiscal month of the thirteen weeks ended January 31, 2026:

Period (fiscal month)	Total Number of Shares Purchased (1)	Average Price Paid per Share (4)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs(2)(3)(4)
November 2, 2025 through November 29, 2025	625	$69.58	—	$950,067,646
November 30, 2025 through January 3, 2026	516,704	116.39	513,214	890,344,535
January 4, 2026 through January 31, 2026	354,489	113.71	354,051	850,080,717
Total	871,818	$115.27	867,265	850,080,717

(1)An aggregate of 4,553 shares of A&F’s Common Stock purchased during the thirteen weeks ended January 31, 2026 were withheld for tax payments due upon the vesting of employee restricted stock units.
(2)On March 5, 2025, the Company announced that the Board of Directors approved a new $1.3 billion share repurchase program (the “2025 Authorization”), replacing the prior share repurchase authorization of $500 million that was approved by the Board of Directors in 2021 (the “2021 Authorization”). The 2025 Authorization does not have an expiration date and may be discontinued at any time.
(3)The number shown represents, as of the end of each period, the approximate dollar value of A&F’s Common Stock that may yet be purchased under the 2025 Authorization described in footnote 2 above. The shares may be purchased, from time to time in open market or private transactions in such manner as may be deemed advisable from time to time (including, without limitation, pursuant to accelerated share repurchase programs, one or more 10b5-1 trading plans, or any other method deemed advisable), depending on business and market conditions, the Company’s share price, legal requirements, and other factors. The 2025 Authorization replaced the 2021 Authorization and shares may no longer be repurchased pursuant to the 2021 Authorization.
(4)The aggregate cost of share repurchases and average price paid per share excludes commissions and excise tax.

Item 6. [Reserved]

Abercrombie & Fitch Co.	29	2025 Form 10-K

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) generally discusses our results of operations for Fiscal 2025 and Fiscal 2024 and provides comparisons between such fiscal years. For discussion and comparison of Fiscal 2024 and Fiscal 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for Fiscal 2024, filed with the SEC on March 31, 2025. This MD&A should be read together with the Company’s audited Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” to which all references to Notes in MD&A are made.

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
•Current Trends and Outlook. A discussion of the Company’s long-term plans for growth and a summary of the Company’s performance over recent years, primarily Fiscal 2025 and Fiscal 2024.
•Results of Operations. An analysis of certain components of the Company’s Consolidated Statements of Operations and Comprehensive Income for Fiscal 2025 as compared to Fiscal 2024.
•Liquidity and Capital Resources. A discussion of the Company’s financial condition, changes in financial condition and liquidity as of January 31, 2026, which includes (i) an analysis of changes in cash flows for Fiscal 2025 as compared to Fiscal 2024, (ii) an analysis of liquidity, including availability under the Company’s credit facility, and outstanding debt and covenant compliance and (iii) a summary of contractual and other obligations as of January 31, 2026.
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

Abercrombie & Fitch Co.	30	2025 Form 10-K

OVERVIEW

Business summary

The Company is a global, digitally-led, omnichannel retailer. The Company offers a broad assortment of apparel, personal care products and accessories for men, women and kids, which are sold primarily through its Company-owned stores and digital channels, as well as through various third-party arrangements.

The Company manages its business on a geographic basis, consisting of three reportable segments: Americas; EMEA; and APAC. Corporate functions and other income and expenses are evaluated on a consolidated basis and are not allocated to the Company’s segments and therefore are included as a reconciling item between segment and total operating income.

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
•Operating income, including by segment, and operating income as a percentage of net sales (“operating margin”);
•Earnings before interest, taxes, depreciation and amortization (“EBITDA”)
•Net income and net income attributable to A&F;
•Net income per diluted share attributable to A&F;
•Cash flow and liquidity measures, such as the Company’s working capital, operating cash flow, and free cash flow;
•Inventory metrics, such as inventory turnover;
•Return on invested capital and return on equity;
•Transactional metrics, such as traffic and conversion, performance across key product categories, AUR, average unit cost (“AUC”), average units per transaction and average transaction values, return rates, shrink; and
•Customer-centric metrics such as customer retention and acquisition, and certain metrics related to the loyalty programs.

While not all of these metrics are disclosed publicly by the Company due to the proprietary nature of the information, the Company discusses many of these metrics within this MD&A.

Abercrombie & Fitch Co.	31	2025 Form 10-K

CURRENT TRENDS AND OUTLOOK

Focus areas for Fiscal 2026

Over the last several years, A&F Co. has worked to successfully transform its brands, business and culture, while delivering on its financial commitments. As the Company looks forward, it’s focused on evaluating opportunities that continue to deliver sustainable, profitable growth. The Company expects to:

•Deliver Consistent Global Growth Across Brands by investing in owned-and-operated channels with the expectation of continued net sales growth, including through net new store openings, digital fulfillment, and marketing.
•Expand Channels and Categories by increasing net sales growth in new and select markets through the use of franchise, wholesale, and licensing partnerships. The Company also plans to expand into new, adjacent product categories that resonate with each brand’s target customer.
•Execute a Multifaceted Strategy that includes evaluating sourcing footprint, adjusting pricing or promotions, and expense reduction initiatives to stabilize product and operating costs in attempt to meaningfully mitigate external cost pressure, including near-term tariff impacts.
•Enhance and Modernize our Key Systems and Leverage Technology to support operational productivity and to improve the customer journey.
•Execute Financial Discipline to maintain double-digit operating margins and expand net income per diluted share.

Current macroeconomic conditions and tariffs

Macroeconomic conditions, such as a volatile interest rate environment, ongoing inflation, the geopolitical landscape, and foreign exchange rate fluctuations, continue to impact the global economy. In addition, changes in trade policy and related uncertainty, including enacted and proposed tariffs affecting countries from which we source a significant portion of our merchandise and raw materials, have created a dynamic and unpredictable trade environment that adversely impacted our business and operations during Fiscal 2025 and continues into Fiscal 2026.

During Fiscal 2025, changes in U.S. trade policy, including the imposition, modification, and rescission of certain tariffs, increased volatility in duties and raw material costs associated with merchandise sourced from certain countries and added complexity to our supply chain and sourcing processes.

On February 20, 2026, the U.S. Supreme Court held that IEEPA did not authorize the imposition of tariffs, striking down the 10% universal baseline tariff, as well as the country-specific tariffs. The Company is involved in litigation seeking refunds of IEEPA tariffs. The outcome and timing of resolution remain uncertain.

While certain tariffs have been struck down, modified, or replaced, other tariffs remain in effect, and additional tariffs have been imposed or proposed during Fiscal 2026. Additional, increased, or modified tariffs may be imposed without warning through various statutes and trade authorities. These changing tariff rates and shifting trade policies have created significant uncertainty for suppliers, consumers, and us. These continued uncertainties regarding the future impact of tariffs and global trade relations could lead to weakened business conditions for our industry and could adversely impact our ability to procure merchandise or result in increases to the cost of merchandise sourced from impacted countries.

The Company continues to evaluate the impact of tariffs and other trade policies on its business and is continuing to execute against our playbook of mitigation strategies. Mitigation strategies have included evaluating supply chain footprint changes, negotiating with our supply chain vendors, pursuing operating expense reductions, and determining ways to increase AUR.

After factoring in certain mitigation strategies, tariffs on goods imported into the U.S. under trade policies in effect through January 31, 2026 negatively impacted operating income by $90 million or 170 basis points as a percent of net sales, during Fiscal 2025. Assuming the estimated impact from the tariffs on goods imported into the U.S., including the impact of a 15% tariff on all U.S. imports (which, for purposes of our outlook, is expected to apply beginning February 24, 2026, and to remain in effect for the entirety of Fiscal 2026), and factoring in certain planned mitigation strategies, we expect to incur approximately $40 million of incremental impact compared to Fiscal 2025, or approximately 70 basis points as a percentage of net sales, which would negatively impact our operating income during Fiscal 2026.

Recently, the global markets have experienced fluctuations in fuel and other energy related costs, which could lead to greater uncertainty regarding the overall economic environment and consumer spending. During periods of perceived or actual unfavorable economic conditions, consumers may reallocate available discretionary spending or determine that they have fewer funds available for discretionary spending, which may adversely impact demand for our products. Continued inflationary pressures could further impact expenses and have a longer-term impact on our ability to maintain satisfactory margins.

Abercrombie & Fitch Co.	32	2025 Form 10-K

Global events and supply chain disruptions

As a global multi-brand omnichannel specialty retailer, with operations in North America, Europe, the Middle East, and Asia, among other regions, we are exposed to global events and geopolitical developments, including armed conflicts in certain regions, that may adversely impact our operations. In addition to the impacts of tariffs discussed above, global supply chain conditions continue to be affected by other factors, including disruptions in major maritime routes, higher transportation and logistics costs, and increased competition for supply chain capacity due to uncertainty in the global trade environment and ongoing armed conflicts. For example, armed conflicts in the Middle East have contributed to elevated freight rates and longer transit times compared to historical levels, and prolonged or escalating conflicts could result in additional supply chain disruption, including higher energy and transportation costs (such as fuel related charges), shipping delays, or increased costs from using air freight instead of ocean freight to mitigate inventory delays.

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

Global store network modernization and growth

The Company has a goal of finding the right size, right location and right economics for omni-enabled stores that cater to local customers. The Company continues to use data to inform its focus on aligning store square footage with digital penetration, and has delivered new store experiences across brands during Fiscal 2025 and Fiscal 2024. Details related to these new Company owned and operated store experiences follow:

Type of new store experience	Fiscal 2025	Fiscal 2024
New stores	62	65
Remodels	47	48
Right-sizes	11	12
Total	120	125

During Fiscal 2025, the Company opened 62 new stores, remodeled 47 stores, and right-sized 11 stores, while closing 22 stores. This compares with 65 new stores, 48 remodeled stores, 12 right-sized stores, and 41 closures during Fiscal 2024. Future closures could be completed through natural lease expirations, while certain other leases include early termination options that can be exercised under specific conditions. The Company may also elect to exit or modify other leases, and could incur charges related to these actions.

Additional details related to Company owned and operated store count and gross square footage follow:

	Fifty-Two Weeks Ended January 31, 2026
	AMERICAS (1)		EMEA (2)		APAC (3)		Total Company
	Abercrombie	Hollister	Abercrombie	Hollister	Abercrombie	Hollister	Abercrombie	Hollister	Total (4)
February 1, 2025	215	385	33	100	30	26	278	511	789
New	27	15	4	6	5	5	36	26	62
Permanently closed	(3)	(4)	(1)	(5)	(4)	(5)	(8)	(14)	(22)
January 31, 2026	239	396	36	101	31	26	306	523	829

Gross square footage (in thousands):
February 1, 2025	1,305	2,478	214	769	174	154	1,693	3,401	5,094
January 31, 2026	1,454	2,539	227	748	180	152	1,861	3,439	5,300

(1)The Americas segment includes North America and South America.
(2)The EMEA segment includes Europe, the Middle East and Africa.
(3)The APAC segment includes the Asia-Pacific region, including Asia and Oceania.
(4)This store count excludes temporary and franchise stores.

Recent tax law changes

On July 4, 2025, House Resolution 1, also known as the OBBBA, was signed into law. The OBBBA includes, among other provisions, changes to U.S. corporate income tax law impacting the taxation of domestic and international business operations, including permanently extending certain expiring provisions of the Tax Cuts and Jobs Act of 2017, restoration of accelerated depreciation on capital expenditures, deductible research and experimental expenditures, and modifications to the international tax framework. The enactment of the OBBBA did not have a material impact on the Company’s consolidated financial statements and disclosures.

Abercrombie & Fitch Co.	33	2025 Form 10-K

For a discussion of material risks that have the potential to cause our actual results to differ materially from our expectations, refer to “ITEM 1A. RISK FACTORS,”.

Summary of results

A summary of results for Fiscal 2025 and Fiscal 2024 follows:

	GAAP		Non-GAAP (1)
	Fiscal 2025	Fiscal 2024	Fiscal 2025	Fiscal 2024
Net sales (in thousands)	$5,266,292	$4,948,587
Change in net sales from the prior fiscal year	6%	16%
Comparable sales (2)			3%	17%
Operating income (in thousands)	$699,143	$740,820	$660,569
Operating income margin	13.3%	15.0%	12.5%
Net income attributable to A&F (in thousands)	$506,921	$566,223	$478,039
Net income per diluted share attributable to A&F	$10.46	$10.69	$9.86

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

Certain components of the Company’s Consolidated Balance Sheets as of January 31, 2026 and February 1, 2025 were as follows:

(in thousands)	January 31, 2026	February 1, 2025
Cash and equivalents	$759,540	$772,727
Marketable securities	25,036	116,221
Inventories	601,218	575,005
Certain components of the Company’s Consolidated Statements of Cash Flows for Fiscal 2025 and Fiscal 2024 were as follows:

(in thousands)	Fiscal 2025	Fiscal 2024
Net cash provided by operating activities	$619,142	$710,376
Net cash used for investing activities	(150,774)	(297,703)
Net cash used for financing activities	(495,387)	(534,877)

Abercrombie & Fitch Co.	34	2025 Form 10-K

RESULTS OF OPERATIONS

The estimated basis point (“BPS”) change disclosed throughout this Results of Operations has been rounded based on the change in the percentage of net sales.

Net sales

Net sales by segment are presented by attributing revenues to a physical store location or geographical region that fulfills the order. The Company’s net sales by reportable segment for Fiscal 2025 and Fiscal 2024 were as follows:

(in thousands, except ratios)	Fiscal 2025	Fiscal 2024	$ Change	% Change	Comparable Sales (1)
By segment:
Americas	$4,290,395	$4,027,514	$262,881	7%	4%
EMEA	818,140	770,519	47,621	6	—
APAC	157,757	150,554	7,203	5	(3)
Total	$5,266,292	$4,948,587	$317,705	6	3
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

For Fiscal 2025, net sales increased 6%, as compared to Fiscal 2024. The increase was primarily attributable to low-single-digit AUR growth and mid-single-digit unit volume growth, with increases in Company owned and operated stores, and digital channels. The year-over-year increase in net sales reflects positive comparable sales of 3%, as compared to Fiscal 2024. On a geographic basis, net sales for Fiscal 2025 were as follows:
•Net sales growth in the Americas region of 7% and 4% on a reported and comparable sales basis, respectively. The increase was led by mid-single-digit unit volume growth, with increases in Company owned and operated stores, and digital channels.
•Net sales growth in the EMEA region of 6% and flat on a reported and comparable sales basis, respectively. The increase on a reported basis was attributable to mid-single-digit AUR growth, favorable foreign currency and an increase in sales volume in net new stores, and third-party channels, offset by relatively flat unit growth.
•Net sales growth in the APAC region of 5% on a reported basis and a decline of (3)% on a comparable sales basis. The increase on a reported basis was attributable to mid-single-digit AUR growth, and low-double-digit increase in digital channels, partially offset by a low-single-digit decline in Company owned and operated stores. Sales growth was negatively impacted by low-single-digit unit volume decline with declines in Company owned and operated stores, partially offset by unit volume growth in digital channels.

The Company’s net sales by brand for Fiscal 2025 and Fiscal 2024 were as follows:

(in thousands, except ratios)	Fiscal 2025	Fiscal 2024	$ Change	% Change	Comparable Sales (1)
Abercrombie	$2,523,662	$2,556,434	$(32,772)	(1)%	(7)%
Hollister	2,742,630	2,392,153	350,477	15	13
Total	$5,266,292	$4,948,587	$317,705	6	3
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

Cost of sales, exclusive of depreciation and amortization

	Fiscal 2025		Fiscal 2024
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$2,028,884	38.5%	$1,773,926	35.8%	270

For Fiscal 2025, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales, increased approximately 270 basis points as compared to Fiscal 2024. The percentage increase was primarily attributable to cost of sales deleverage with higher AUC primarily related to $90 million or 170 basis point adverse net tariff impact and unfavorable product and channel mix, partially offset by a low-single-digit increase in AUR, driven by volume mix and targeted promotions compared to Fiscal 2024.

Abercrombie & Fitch Co.	35	2025 Form 10-K

Selling expense

	Fiscal 2025		Fiscal 2024
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Selling expense	$1,809,633	34.4%	$1,689,988	34.2%	20
Excluded item:
Litigation Settlement (1)	42,874	0.8	—	—	80
Adjusted non-GAAP selling expense	$1,852,507	35.2	$1,689,988	34.2	100
(1)     Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

For Fiscal 2025, selling expense increased by $120 million compared to Fiscal 2024. Selling expense, as a percentage of net sales increased 20 basis points as compared to Fiscal 2024. The increase in rate was primarily driven by an approximate 80 basis point increase in store occupancy and payroll costs and an approximate 40 basis point increase in marketing, partially offset by an approximate 80 basis point benefit resulting from the Litigation Settlement and approximately a 20 basis point benefit in fulfillment expense. Excluding 80 basis points of benefits related to the Litigation Settlement, adjusted non-GAAP selling expense as a percentage of net sales increased by approximately 100 basis points during Fiscal 2025, as compared to Fiscal 2024.

General and administrative expense

	Fiscal 2025		Fiscal 2024
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
General and administrative expense	$725,471	13.8%	$750,485	15.2%	(140)
Excluded item:
Litigation Settlement (1)	(4,300)	(0.1)	—	—	(10)
Adjusted non-GAAP general and administrative expense	$721,171	13.7	$750,485	15.2	(150)
(1)     Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

For Fiscal 2025, general and administrative expense decreased by $25 million compared to Fiscal 2024. General and administrative expense, as a percentage of net sales, decreased 140 basis points as compared to Fiscal 2024. The decrease in expense rate was primarily driven by an approximate 150 basis point decrease in employee compensation costs, partially offset by approximately 10 basis points in legal fees relating to the Litigation Settlement and other administrative expenses. Excluding 10 basis points of legal fees related to the Litigation Settlement, adjusted non-GAAP general and administrative expense as a percentage of net sales during Fiscal 2025, decreased by approximately 150 basis points, as compared to Fiscal 2024.

Other operating loss (income), net

	Fiscal 2025		Fiscal 2024
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Other operating loss (income), net	$3,161	0.1%	$(6,632)	(0.1)%	20

For Fiscal 2025, other operating loss (income), net, as a percentage of net sales, increased by 20 basis points as compared to Fiscal 2024, primarily due to $7.3 million foreign currency losses recognized in Fiscal 2025 compared to $2.7 million in foreign currency gains in Fiscal 2024 .

Abercrombie & Fitch Co.	36	2025 Form 10-K

Operating income

	Fiscal 2025		Fiscal 2024
(in thousands, except ratios)		% of Net Sales(1)		% of Net Sales(1)	BPS Change
Americas	$1,187,253	27.7%	$1,210,493	30.1%	(240)
EMEA	91,514	11.2	109,821	14.3	(310)
APAC	(27,597)	(17.5)	(12,011)	(8.0)	(950)
Operating loss not attributed to segments	(552,027)		(567,483)
Operating income	$699,143	13.3	$740,820	15.0	(170)
Excluded item:
Litigation Settlement (2)	38,574	0.7	—	—	70
Adjusted non-GAAP operating income	$660,569	12.5	$740,820	15.0	(250)
(1)    Segment operating income as a percentage of net sales is calculated by attributing the segment’s operating income with the respective net sales in the segment.
(2)     Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

For Fiscal 2025, operating income decreased by $42 million or 170 basis points, as a percentage of net sales, as compared to Fiscal 2024.
•Operating income for the Americas decreased $23 million and decreased 240 basis points as a percentage of segment net sales as compared to Fiscal 2024. The decrease as a percent of sales was primarily attributed to higher cost of sales, inclusive of tariffs, and deleverage on marketing investments, partially offset by leverage in fulfillment expenses and a benefit from the Litigation Settlement included in selling expense.
•Operating income for EMEA decreased $18 million or 310 basis points as a percentage of segment net sales as compared to Fiscal 2024. The decrease as a percent of sales primarily related to deleverage on fulfillment expenses and marketing investments.
•Operating (loss) for APAC increased $16 million or 950 basis points as a percentage of segment net sales as compared to Fiscal 2024. The increase as a percent of sales is primarily attributed to higher cost of sales, and deleverage on store occupancy expenses, partially offset by leverage on general and administrative expenses.
•Operating (loss) not attributed to segments decreased primarily related to a decrease in employee compensation costs, partially offset by increases in other administrative expenses and foreign currency losses.
Excluding the benefits related to the Litigation Settlement, adjusted non-GAAP operating income as a percentage of net sales decreased by approximately 250 basis points during Fiscal 2025, as compared to Fiscal 2024.

Interest (income) expense, net

	Fiscal 2025		Fiscal 2024
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Interest expense	$2,375	—%	$12,077	0.2%	(20)
Interest income	(24,004)	(0.5)	(39,934)	(0.8)	30
Interest (income) expense, net	$(21,629)	(0.4)	$(27,857)	(0.6)	20

For Fiscal 2025, interest (income) expense, net, decreased $6.2 million, as compared to Fiscal 2024. The net decrease was a result of a reduction in interest income due to the decrease in balance of time deposits and money market accounts compared to Fiscal 2024. This was partially offset by lower interest expense in Fiscal 2025 compared to Fiscal 2024 as a result of the redemption of the remaining outstanding balance of the 8.75% Senior Secured Notes on July 15, 2024.

Income tax expense

	Fiscal 2025		Fiscal 2024
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$205,777	28.5%	$194,661	25.3%
Excluded items:
Tax effect of pre-tax excluded items (1)	(9,692)		—
Adjusted non-GAAP income tax expense	$196,085	28.7	$194,661	25.3
(1)    The tax effect of pre-tax excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis. Refer to “NON-GAAP FINANCIAL MEASURES” for details of pre-tax excluded items.

Abercrombie & Fitch Co.	37	2025 Form 10-K

The change in the effective tax rate for Fiscal 2025, as compared to Fiscal 2024, is due to jurisdictional mix, a lower tax benefit on share-based compensation compared with the prior year.

During Fiscal 2025 and Fiscal 2024, the Company did not recognize income tax benefits on $74.9 million and $53.8 million, respectively, of pre-tax losses, primarily in Switzerland, resulting in adverse tax impacts of $11.9 million and $8.2 million, respectively. The primary driver relates to expense deleverage within the APAC and EMEA regions.

Refer to Note 12, “INCOME TAXES,” for further discussion on factors that impacted the effective tax rate in Fiscal 2025 and Fiscal 2024.

Net income attributable to A&F

	Fiscal 2025		Fiscal 2024
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Net income attributable to A&F	$506,921	9.6%	$566,223	11.4%	(180)
Excluded item, net of tax (1)	(28,882)	(0.5)	—	—	(50)
Adjusted non-GAAP net income attributable to A&F	$478,039	9.1	$566,223	11.4	(230)
(1)    Excludes items presented above under “Operating income,” and “Income tax expense.” Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Net income per diluted share attributable to A&F

	Fiscal 2025	Fiscal 2024	$ Change
Net income per diluted share attributable to A&F	$10.46	$10.69	$(0.23)
Excluded item, net of tax (1)(2)	(0.60)	—	(0.60)
Adjusted non-GAAP net income per diluted share attributable to A&F	$9.86	$10.69	$(0.83)
Impact from changes in foreign currency exchange rates	—	(0.09)	0.09
Adjusted non-GAAP net income per diluted share attributable to A&F on a constant currency basis(2)	$9.86	$10.60	$(0.74)
(1)    Excludes items presented above under “Operating income,” and “Income tax expense.”
(2)    Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

EBITDA and adjusted EBITDA

	Fiscal 2025		Fiscal 2024
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Net income	$514,995	9.8%	$574,016	11.6%	(180)
Income tax expense	205,777	3.9	194,661	3.9	—
Interest (income) expense, net	(21,629)	(0.4)	(27,857)	(0.6)	20
Depreciation and amortization	155,021	2.9	153,773	3.2	(30)
EBITDA (1)	$854,164	16.2	$894,593	18.1	(190)
Excluded item:
Litigation Settlement (2)	(38,574)	(0.7)	—	—	(70)
Adjusted EBITDA (1)	$815,590	15.5	$894,593	18.1	(260)
(1)EBITDA and Adjusted EBITDA are supplemental financial measures that are not defined or prepared in accordance with GAAP. EBITDA is defined as net income before interest, income taxes and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for excluded items.
(2)Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Abercrombie & Fitch Co.	38	2025 Form 10-K

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

Over the next twelve months, the Company expects its primary cash requirements to be directed towards prioritizing investments in the business and continuing to fund operating activities, including the acquisition of inventory, obligations related to compensation, marketing, data and technology, leases and any lease buyouts or modifications it may exercise, taxes, and other operating activities. In addition, management continuously evaluates potential opportunities to strategically deploy excess cash and/or deleverage the balance sheet, in consideration on various factors, such as market and business conditions, and the Company’s ability to accelerate investments in the business. Such opportunities may include, but are not limited to, share repurchases.

When evaluating opportunities for investments in the business, management considers alignment with initiatives that position the business for sustainable long-term growth and with the Company’s strategic pillars as described within “ITEM 1. BUSINESS - STRATEGY AND KEY BUSINESS PRIORITIES,” including being opportunistic regarding areas for growth. Examples of potential investment opportunities include, but are not limited to, new store experiences, and investments in the Company’s digital and omnichannel initiatives, and investments in supply chain and distribution capabilities. Historically, the Company has utilized free cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as marketing, digital and omnichannel investments, and information technology. For Fiscal 2025, the Company invested $240.8 million towards capital expenditures, up from $182.9 million of capital expenditures in Fiscal 2024. Total capital expenditures for Fiscal 2026 are expected to be in the range of $200 to $225 million.

The Company measures liquidity using total cash and cash equivalents and incremental borrowing available under the ABL Facility. As of January 31, 2026, the Company had cash and cash equivalents of $759.5 million and total liquidity of approximately $1.2 billion, compared with cash and cash equivalents of $772.7 million and total liquidity of approximately $1.2 billion at February 1, 2025.

Share repurchases

In March 2025, the Company announced that the Board of Directors approved a $1.3 billion share repurchase program (the “2025 Authorization”), which replaced the prior share repurchase program of $500 million authorized by the Board of Directors in 2021. The 2025 Authorization does not have an expiration date and may be discontinued at any time. During Fiscal 2025, the Company repurchased approximately 5.4 million shares of its Common Stock for approximately $450 million. As of January 31, 2026, the Company had $850 million in share repurchases remaining under the 2025 Authorization.

Historically, the Company has repurchased shares of its Common Stock from time to time, which repurchases are dependent on excess liquidity, market conditions, and business conditions, with the objectives of returning excess cash to stockholders and offsetting dilution from issuances of Common Stock associated with the vesting of restricted stock units. Shares may be repurchased from time to time in the open market or in private transactions in such manner as may be deemed advisable from time to time (including, without limitation, pursuant to accelerated share repurchase programs, one or more 10b5-1 trading plans, or any other method deemed advisable) and may be discontinued at any time. The timing and amount of any such repurchases will be determined based on an evaluation of market conditions, the Company’s share price, legal requirements, and other factors. The Company is not obligated to repurchase any specific amount of shares of its Common Stock. Refer to “ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES” for additional information regarding the Company’s publicly announced share repurchase authorization programs.

Abercrombie & Fitch Co.	39	2025 Form 10-K

Credit facility

On August 2, 2024, A&F, as parent and a guarantor, Abercrombie & Fitch Management Co., as lead borrower, and certain of A&F’s direct and indirect wholly-owned subsidiaries, as additional borrowers and guarantors, entered into the Second Amendment to the Amended and Restated Credit Agreement (as amended, the “ABL Credit Agreement”). The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility of up to $500 million (the “ABL Facility”), which matures on August 2, 2029. The ABL Facility is subject to a borrowing base, consisting primarily of inventory located in the U.S., the United Kingdom, and the Netherlands, with a letter of credit sub-limit of $62.5 million, a swing line loan sub-limit of $30 million, and an accordion feature allowing A&F to increase the revolving commitment by up to $150 million subject to specified conditions.

The Company did not have any borrowings outstanding under the ABL Facility as of January 31, 2026 or as of February 1, 2025.

Details regarding the remaining borrowing capacity under the ABL Facility as of January 31, 2026 are as follows:

(in thousands)	January 31, 2026
Loan cap	$500,000
Less: Outstanding stand-by letters of credit	(454)
Borrowing capacity	499,546
Less: Minimum excess availability (1)	(50,000)
Borrowing capacity available	$449,546
(1)    Under the ABL Facility, the Company must maintain excess availability equal to the greater of 10% of the loan cap or $36 million.

Refer to Note 13, “BORROWINGS,” for additional information.

Income taxes

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S. without incurring additional federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019, are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds may be repatriated without incurring additional tax expense. As of January 31, 2026, $245.2 million of the Company’s $759.5 million of cash and equivalents were held by foreign affiliates.

Refer to Note 12, “INCOME TAXES,” for additional details regarding the impact certain events related to the Company’s income taxes had on the Company’s Consolidated Financial Statements.

Analysis of cash flows

The table below provides certain components of the Company’s Consolidated Statements of Cash Flows for Fiscal 2025 and Fiscal 2024:

	Fiscal 2025	Fiscal 2024
(in thousands)
Cash and equivalents, and restricted cash and equivalents, beginning of period	$780,395	$909,685
Net cash provided by operating activities	619,142	710,376
Net cash used for investing activities	(150,774)	(297,703)
Net cash used for financing activities	(495,387)	(534,877)
Effects of foreign currency exchange rate changes on cash	13,540	(7,086)
Net decrease in cash and equivalents, and restricted cash and equivalents	$(13,479)	$(129,290)
Cash and equivalents, and restricted cash and equivalents, end of period	$766,916	$780,395

Operating activities - For Fiscal 2025, net cash provided by operating activities decreased by $91.2 million, primarily related to $174.4 million from the impact from changes in accounts payable and accrued expenses related to timing of merchandise and advertising payables and decreased incentive compensation payments. The decrease was partially offset by $84.8 million in lower inventory receipts compared to Fiscal 2024 and increased cash receipts as a result of the 6% year-over-year increase in net sales. During Fiscal 2024, net cash provided by operating activities included increased cash receipts as a result of the 16% increase in net sales.

Abercrombie & Fitch Co.	40	2025 Form 10-K

Investing activities - For Fiscal 2025, net cash used for investing activities decreased by $146.9 million, primarily attributable to capital expenditures of $240.8 million, as well as purchases of $25 million of marketable securities, partially offset by maturities of $115 million of marketable securities. For Fiscal 2024, net cash used for investing activities was primarily attributable to capital expenditures of $182.9 million, as well as purchases of $139.6 million of marketable securities, partially offset by maturities of $24.8 million in marketable securities.

Financing activities - For Fiscal 2025, net cash used for financing activities decreased by $39.5 million, primarily related to the repurchase of approximately 5.4 million shares of Common Stock with a market value of approximately $450 million, and $36.7 million related to shares of Common Stock withheld (repurchased) to cover tax withholdings upon vesting of share-based compensation awards. For Fiscal 2024, net cash used for financing activities included the repurchase of approximately 1.6 million shares of Common Stock with a market value of approximately $229.8 million, the repurchase of $9.3 million in the open market and redemption of $214 million of outstanding 8.75% Senior Secured Notes, and $70.2 million related to shares of Common Stock withheld (repurchased) to cover tax withholdings upon vesting of share-based compensation awards.

Contractual Obligations

As of January 31, 2026, the Company’s contractual obligations were as follows:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$1,422,228	$312,271	$527,234	$301,971	$280,752
Purchase obligations (2)	682,403	406,541	195,886	56,464	23,512
Other obligations (3)	116,769	12,150	29,382	29,555	45,682
Total	$2,221,400	$730,962	$752,502	$387,990	$349,946
(1)Operating lease obligations consist of the Company’s future undiscounted operating lease payments. Operating lease obligations do not include variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs. Total variable lease cost was $192.2 million in Fiscal 2025. Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Leases,” and Note 9, “LEASES,” for further discussion.
(2)Purchase obligations primarily consist of non-cancelable purchase orders for merchandise to be delivered during Fiscal 2026 and commitments for fabric expected to be used during upcoming seasons. In addition, purchase obligations include agreements to purchase goods or services, including, but not limited to, information technology, digital and marketing contracts, as well as estimated obligations related to the Company’s 13-year, 100% renewable energy supply agreement for its global home office and Company-owned distribution centers.
(3)Other obligations consist of: estimated asset retirement obligations; known and scheduled payments related to the Company’s deferred compensation and supplemental retirement plans; and minimum contractual obligations related to leases signed but not yet commenced, primarily related to the Company’s stores. Refer to Note 9, “LEASES,” and Note 17, “SAVINGS AND RETIREMENT PLANS,” for further discussion.

Due to uncertainty as to the amounts and timing of future payments, tax related to uncertain tax positions, including accrued interest and penalties, of $5.2 million as of January 31, 2026, is excluded from the contractual obligations table. Deferred taxes are also excluded in the contractual obligations table. For further discussion, refer to Note 12, “INCOME TAXES.”

As of January 31, 2026, the Company had recorded $4.4 million and $47.0 million of obligations related to its deferred compensation and supplemental retirement plans in accrued expenses and other liabilities on the Consolidated Balance Sheet, respectively. Amounts payable with known payment dates of $18.0 million have been classified in the contractual obligations table based on those scheduled payment dates. However, it is not reasonably practicable to estimate the timing and amounts for the remainder of these obligations; therefore, those amounts have been excluded in the contractual obligations table.

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

Abercrombie & Fitch Co.	41	2025 Form 10-K

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

The Company does not expect material changes to the underlying assumptions used to measure the LCNRV estimate as of January 31, 2026. However, actual results could vary from estimates and could significantly impact the ending inventory valuation at cost, as well as gross profit.

An increase or decrease in the LCNRV adjustment of 10% would have affected pre-tax income by approximately $3.5 million for Fiscal 2025.

Income Tax Valuation Allowances
The Company records deferred tax assets for deductible temporary differences and tax loss carryforwards. Management evaluates whether it is more likely than not that these deferred tax assets will be realized based on projected future taxable income, tax planning strategies, and reversal of temporary differences. All available evidence, both positive and negative, is considered to determine whether, based upon the weight of the evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. Greater weight is given to evidence that can be objectively verified such as current and cumulative financial reporting results. A valuation allowance is not required to the extent that, in the Company’s judgment, sufficient positive evidence exists to conclude that it is more likely than not that recorded deferred tax assets will be realized. This evaluation requires significant judgment, particularly regarding long term financial projections and the timing of reversals. Any such reversal of a valuation allowance is recorded as a tax benefit in the financial statements. These estimates are considered critical accounting estimates because they involve complex judgments about future events and could materially affect our results of operations.
Changes in the Company’s expectations about future taxable income — including those driven by global trade policy and international trade disputes, global economic and financial conditions, changes in consumer demand, supply chain disruptions, or tax law or other regulatory developments — may cause material adjustments to valuation allowances in future periods. Should the Company’s actual future taxable income by jurisdiction vary from estimates, it could result in increases or reversals of valuation allowances and impacts on our effective tax rate. As of the end of Fiscal 2025, the Company had recorded valuation allowances of $184.8 million, of which $178.2 million relates to Switzerland.

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

An impairment loss may be recognized when these undiscounted future cash flows are less than the carrying amount of the asset group. In the circumstance of impairment, any loss would be measured as the excess of the carrying amount of the asset group over its fair value. Fair value of the Company’s store-related assets is determined at the individual store level based on the highest and best use of the asset group. The key assumption used in the Company’s fair value analysis is comparable market rents.	A 10% change in cash flows estimated for impairment purposes would not result in a material amount of additional impairment charges. If actual results are not consistent with the estimates and assumptions used in assessing impairment or measuring impairment losses, there may be a material impact on the Company’s financial condition or results of operation.

Abercrombie & Fitch Co.	42	2025 Form 10-K

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

Comparable sales

The Company provides comparable sales, defined as the year-over-year percentage change in the aggregate of (1) net sales for stores that have been open as the same brand at least one year and square footage has not been expanded or reduced by more than 20% within the past year, with the prior fiscal year’s net sales converted at the current fiscal year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations, and (2) digital net sales with the prior fiscal year’s net sales converted at the current fiscal year’s foreign currency exchange rates to remove the impact of foreign currency exchange rate fluctuations. Comparable sales exclude revenue other than store and digital sales. Management uses comparable sales to understand the drivers of year-over-year changes in net sales and believes comparable sales can be a useful metric as it can assist investors in distinguishing the portion of the Company’s revenue attributable to existing locations from the portion attributable to the opening or closing of stores. The most directly comparable GAAP financial measure is change in net sales.

Excluded items

The following financial measures are disclosed on a GAAP basis and on an adjusted non-GAAP basis excluding the following items, as applicable:

Financial measures (1)	Excluded items
Selling expense	Settlement of claims to resolve payment card interchange fee litigation
General and administrative expense	Legal fees in connection with settlement of claims to resolve payment card interchange fee litigation
Operating income	Settlement, net of legal fees, of claims to resolve payment card interchange fee litigation
Income tax expense (2)	Tax effect of pre-tax excluded item
Net income and net income per share attributable to A&F (2)	Pre-tax excluded items and the tax effect of pre-tax excluded item
(1)    Certain of these financial measures are also expressed as a percentage of net sales.
(2)    The tax effect of excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis.

Abercrombie & Fitch Co.	43	2025 Form 10-K

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

Reconciliations of non-GAAP financial metrics on a constant currency basis to financial measures calculated and presented in accordance with GAAP for Fiscal 2025 and Fiscal 2024 were as follows:

(in thousands, except change in net sales, operating margin and per share data)
Net sales	Fiscal 2025	Fiscal 2024	% Change
GAAP	$5,266,292	$4,948,587	6%
Impact from changes in foreign currency exchange rates	—	33,163	(1)
Net sales on a constant currency basis	$5,266,292	$4,981,750	6
Operating income	Fiscal 2025	Fiscal 2024	BPS Change (1)
GAAP	$699,143	$740,820	(170)
Excluded items (2)	(38,574)	—	(80)
Adjusted non-GAAP	$660,569	$740,820	(250)
Impact from changes in foreign currency exchange rates	—	(7,099)	30
Adjusted non-GAAP on a constant currency basis	$660,569	$733,721	(220)
Net income per diluted share attributable to A&F	Fiscal 2025	Fiscal 2024	$ Change
GAAP	$10.46	$10.69	$(0.23)
Excluded items, net of tax (2)	(0.60)	—	(0.60)
Adjusted non-GAAP	$9.86	$10.69	$(0.83)
Impact from changes in foreign currency exchange rates	—	(0.09)	0.09
Adjusted non-GAAP on a constant currency basis	$9.86	$10.60	$(0.74)
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

Reconciliations of non-GAAP EBITDA to net income, a financial measure calculated and presented in accordance with GAAP, and the adjustments made in calculating adjusted EBITDA for Fiscal 2025 and Fiscal 2024 were as follows:

	Fiscal 2025		Fiscal 2024
(in thousands, except ratios)		% of Net Sales		% of Net Sales
Net income	$514,995	9.8%	$574,016	11.6%
Income tax expense	205,777	3.9	194,661	3.9
Interest (income) expense, net	(21,629)	(0.4)	(27,857)	(0.6)
Depreciation and amortization	155,021	2.9	153,773	3.2
EBITDA (1)	$854,164	16.2	$894,593	18.1

Adjustments to EBITDA
Litigation settlement (1)	(38,574)	(0.7)	—	—
Adjusted EBITDA (1)	$815,590	15.5	$894,593	18.1
(1)EBITDA and adjusted EBITDA are supplemental financial measures that are not defined or prepared in accordance with GAAP. EBITDA is defined as net income before interest, income taxes and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for excluded items.
Refer to “NON-GAAP FINANCIAL MEASURES,” for further details.

Abercrombie & Fitch Co.	44	2025 Form 10-K

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

Refer to Note 2 “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” and Note 6, “INVESTMENTS,” of the Notes to Consolidated Financial Statements included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for a discussion of the Company’s Rabbi Trust assets.

INTEREST RATE RISK

On July 15, 2024, the Company redeemed all of its outstanding 8.75% Senior Secured Notes, thereby eliminating that interest rate risk. This analysis for Fiscal 2026 may differ from the actual results due to potential changes in gross borrowings outstanding under the ABL Facility and potential changes in interest rate terms and limitations described within the ABL Credit Agreement.

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

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. The Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. dollar against the exchange rates for foreign currencies under forward contracts. Such a hypothetical devaluation would decrease derivative instrument fair values by approximately $13.9 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair values would be expected to be largely offset by the net change in fair values of the underlying hedged items. Refer to Note 15, “DERIVATIVE INSTRUMENTS,” included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K for the fair value of outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of January 31, 2026 and February 1, 2025.

For a detailed discussion of material risk factors that have the potential to cause our actual results to differ materially from our expectations, refer to “ITEM 1A. RISK FACTORS,” included in this Annual Report on Form 10-K.

Abercrombie & Fitch Co.	45	2025 Form 10-K

Item 8. Financial Statements and Supplementary Data

Abercrombie & Fitch Co.
Consolidated Statements of Operations and Comprehensive Income
(Thousands, except per share amounts)

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Net sales	$5,266,292	$4,948,587	$4,280,677
Cost of sales, exclusive of depreciation and amortization	2,028,884	1,773,926	1,587,265
Selling expense	1,809,633	1,689,988	1,533,438
General and administrative expense	725,471	750,485	681,176
Other operating loss (income), net	3,161	(6,632)	(5,873)
Operating income	699,143	740,820	484,671
Interest expense	2,375	12,077	30,352
Interest income	(24,004)	(39,934)	(29,980)
Interest (income) expense, net	(21,629)	(27,857)	372
Income before income taxes	720,772	768,677	484,299
Income tax expense	205,777	194,661	148,886
Net income	514,995	574,016	335,413
Less: Net income attributable to noncontrolling interests	8,074	7,793	7,290
Net income attributable to A&F	$506,921	$566,223	$328,123

Net income per share attributable to A&F
Basic	$10.71	$11.14	$6.53
Diluted	$10.46	$10.69	$6.22

Weighted-average shares outstanding
Basic	47,319	50,839	50,250
Diluted	48,476	52,971	52,726

Other comprehensive income (loss)
Foreign currency translation, net of tax	$20,348	$(7,351)	$(3,879)
Derivative financial instruments, net of tax	(7,365)	4,168	5,438
Other comprehensive income (loss)	12,983	(3,183)	1,559
Comprehensive income	527,978	570,833	336,972
Less: Comprehensive income attributable to noncontrolling interests	8,074	7,793	7,290
Comprehensive income attributable to A&F	$519,904	$563,040	$329,682

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.	46	2025 Form 10-K

Abercrombie & Fitch Co.
Consolidated Balance Sheets
(Thousands, except par value amounts)

	January 31, 2026	February 1, 2025
Assets
Current assets:
Cash and equivalents	$759,540	$772,727
Marketable securities	25,036	116,221
Receivables	146,757	105,324
Inventories	601,218	575,005
Other current assets	117,913	104,154
Total current assets	1,650,464	1,673,431
Property and equipment, net	674,079	575,773
Operating lease right-of-use assets	997,399	803,121
Other assets	219,932	247,562
Total assets	$3,541,874	$3,299,887
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$377,465	$364,532
Accrued expenses	465,549	504,922
Short-term portion of operating lease liabilities	241,265	211,600
Income taxes payable	21,721	45,890
Total current liabilities	1,106,000	1,126,944
Long-term liabilities:
Long-term portion of operating lease liabilities	926,830	740,013
Other liabilities	88,633	81,607
Total long-term liabilities	1,015,463	821,620
Stockholders’ equity
Class A Common Stock - $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	421,662	422,912
Retained earnings	3,697,814	3,196,724
Accumulated other comprehensive loss, net of tax (“AOCL”)	(126,168)	(139,151)
Treasury stock, at average cost: 58,295 and 53,565 shares at January 31, 2026 and February 1, 2025, respectively	(2,590,446)	(2,145,890)
Total Abercrombie & Fitch Co. stockholders’ equity	1,403,895	1,335,628
Noncontrolling interests	16,516	15,695
Total stockholders’ equity	1,420,411	1,351,323
Total liabilities and stockholders’ equity	$3,541,874	$3,299,887

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.	47	2025 Form 10-K

Abercrombie & Fitch Co.
Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)

	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, January 28, 2023	49,002	$1,033	$416,255	$11,728	$2,368,815	$(137,527)	54,298	$(1,953,735)	$706,569
Net income	—	—	—	7,290	328,123	—	—	—	335,413
Share-based compensation issuances and exercises	1,498	—	(34,768)	—	(53,309)	—	(1,498)	58,592	(29,485)
Share-based compensation expense	—	—	40,122	—	—	—	—	—	40,122
Derivative financial instruments, net of tax	—	—	—	—	—	5,438	—	—	5,438
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(3,879)	—	—	(3,879)
Distribution to noncontrolling interests, net	—	—	—	(4,191)	—	—	—	—	(4,191)
Balance, February 3, 2024	50,500	$1,033	$421,609	$14,827	$2,643,629	$(135,968)	52,800	$(1,895,143)	$1,049,987
Net income	—	—	—	7,793	566,223	—	—	—	574,016
Purchase of common stock (1)	(1,615)	—	—	—	—	—	1,615	(231,031)	(231,031)
Share-based compensation issuances and exercises	850	—	(37,364)	—	(13,128)	—	(850)	(19,716)	(70,208)
Share-based compensation expense	—	—	38,667	—	—	—	—	—	38,667
Derivative financial instruments, net of tax	—	—	—	—	—	4,168	—	—	4,168
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(7,351)	—	—	(7,351)
Distribution to noncontrolling interests, net	—	—	—	(6,925)	—	—	—	—	(6,925)
Balance, February 1, 2025	49,735	$1,033	$422,912	$15,695	$3,196,724	$(139,151)	53,565	$(2,145,890)	$1,351,323
Net income	—	—	—	8,074	506,921	—	—	—	514,995
Purchase of common stock (1)	(5,365)	—	—	—	—	—	5,365	(454,000)	(454,000)
Share-based compensation issuances and exercises	635	—	(40,298)	—	(5,831)	—	(635)	9,444	(36,685)
Share-based compensation expense	—	—	39,048	—	—	—	—	—	39,048
Derivative financial instruments, net of tax	—	—	—	—	—	(7,365)	—	—	(7,365)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	20,348	—	—	20,348
Distribution to noncontrolling interests, net	—	—	—	(7,253)	—	—	—	—	(7,253)
Balance, January 31, 2026	45,005	$1,033	$421,662	$16,516	$3,697,814	$(126,168)	58,295	$(2,590,446)	$1,420,411
(1)Includes commissions and excise tax on share repurchases

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.	48	2025 Form 10-K

Abercrombie & Fitch Co.
Consolidated Statements of Cash Flows
(Thousands)

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Operating activities
Net income	$514,995	$574,016	$335,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,021	153,773	141,104
Amortization of capitalized cloud computing arrangement implementation costs	19,338	15,572	10,796
Asset impairment	11,484	11,596	8,289
Loss on disposal	3,218	3,440	6,408
Provision (benefit) for deferred income taxes	41,378	(12,278)	(4,743)
Share-based compensation	39,048	38,667	40,122
Loss on extinguishment of debt	—	1,114	1,975
Changes in assets and liabilities
Inventories	(22,058)	(106,874)	35,043
Accounts payable and accrued expenses	(45,128)	129,262	82,925
Operating lease right-of use assets and liabilities	12,240	(3,288)	(55,646)
Income taxes	(24,169)	(9,845)	35,806
Other assets	(82,349)	(71,361)	22,827
Other liabilities	(3,876)	(13,418)	(6,897)
Net cash provided by operating activities	619,142	710,376	653,422
Investing activities
Purchases of marketable securities	(24,800)	(139,600)	—
Proceeds from maturities of marketable securities	114,800	24,800	—
Purchases of property and equipment	(240,774)	(182,903)	(157,797)
Proceeds from the sale of property and equipment	—	—	615
Net cash used for investing activities	(150,774)	(297,703)	(157,182)
Financing activities
Repayment/redemption of senior secured notes	—	(223,331)	(77,972)
Purchases of common stock	(451,224)	(229,807)	—
Acquisition of Common stock for tax withholding obligations	(36,685)	(70,208)	(29,485)
Other financing activities	(7,478)	(11,531)	(3,744)
Net cash used for financing activities	(495,387)	(534,877)	(111,201)
Effect of foreign currency exchange rates on cash	13,540	(7,086)	(2,923)
Net (decrease) increase in cash and equivalents, and restricted cash and equivalents	(13,479)	(129,290)	382,116
Cash and equivalents, and restricted cash and equivalents, beginning of period	780,395	909,685	527,569
Cash and equivalents, and restricted cash and equivalents, end of period	$766,916	$780,395	$909,685
Supplemental information related to non-cash activities
Purchases of property and equipment accrued in accounts payable	$56,620	$48,856	$35,568
Excise tax liability accrued on share repurchases	4,000	1,224	—
Operating lease right-of-use assets additions, net of terminations, impairments and other reductions	438,776	365,813	155,184
Supplemental information related to cash activities
Cash paid for interest	—	9,527	24,891
Cash paid for income taxes	191,051	217,654	120,448
Cash paid for excise tax on share repurchases	1,224	—	—
Cash received from income tax refunds	1,265	502	1,843
Cash paid for amounts included in measurement of operating lease liabilities, net of abatements	313,575	278,229	296,834

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Abercrombie & Fitch Co.	49	2025 Form 10-K

Abercrombie & Fitch Co.

Index for Notes to Consolidated Financial Statements

Abercrombie & Fitch Co.	50	2025 Form 10-K

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

The Company manages its business on a geographic basis, consisting of three reportable segments: Americas; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”). Corporate functions and other income and expenses are evaluated on a consolidated basis and are not allocated to the Company’s segments and therefore are included as a reconciling item between segment and total operating income.

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

The Company has interests in Emirati and Kuwaiti business ventures with Majid al Futtaim Lifestyle L.L.C. (“MAF”), each of which meets the definition of a variable interest entity (“VIE”). The purpose of the business ventures with MAF is to operate stores in the United Arab Emirates and Kuwait. The Company is deemed to be the primary beneficiary of these VIEs; therefore, the Company has consolidated the operating results, assets and liabilities of these VIEs, with the noncontrolling interests’ (“NCI”) portions of net income presented as net income attributable to NCI on the Consolidated Statements of Operations and Comprehensive Income and the NCI portion of stockholders’ equity presented as NCI on the Consolidated Balance Sheets.

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

Abercrombie & Fitch Co.	51	2025 Form 10-K

Abercrombie & Fitch Co.

Cash and equivalents

A summary of cash and equivalents on the Consolidated Balance Sheets follows:

(in thousands)	January 31, 2026	February 1, 2025
Cash (1)	$398,663	$467,642
Cash equivalents: (2)
Time deposits	19,109	1,013
Money market funds	341,768	304,072
Cash and equivalents	$759,540	$772,727
(1)    Primarily consists of amounts on deposit with financial institutions.
(2)    Investments with original maturities of less than three months.

Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Consolidated Statements of Cash Flows:

(in thousands)	Location	January 31, 2026	February 1, 2025	February 3, 2024
Cash and equivalents	Cash and equivalents	$759,540	$772,727	$900,884
Restricted cash and equivalents (1)	Other assets	7,376	7,668	8,801
Cash and equivalents and restricted cash and equivalents		$766,916	$780,395	$909,685
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

Refer to Note 6, “INVESTMENTS.”

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

The Company’s global sourcing of merchandise is generally negotiated, contracted, and settled in U.S. Dollars.

Abercrombie & Fitch Co.	52	2025 Form 10-K

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

Refer to Note 8, “PROPERTY AND EQUIPMENT, NET.”

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

Abercrombie & Fitch Co.	53	2025 Form 10-K

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

Amortization and interest expense related to operating lease right-of-use assets and liabilities are generally calculated on a straight-line basis over the lease term. Amortization and interest expense related to previously impaired operating lease right-of-use assets are calculated on a front-loaded pattern. Depending on the nature of the operating lease, amortization and interest expense are primarily recorded within selling expense, or general and administrative expense, on the Consolidated Statements of Operations and Comprehensive Income.

The Company’s operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. In addition, the Company does not have any sublease arrangements with any related party.

Refer to Note 9, “LEASES.”

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

If the sum of the estimated future undiscounted cash flows attributable to an asset group is less than its carrying amount, and it is determined that the carrying amount of the asset group is not recoverable, management determines if there is an impairment loss by comparing the carrying amount of the asset group to its fair value. Fair value of an asset group measured on a non-recurring basis is based on the highest and best use of the asset group, often using a discounted cash flow model that utilizes Level 3 fair value inputs. The key assumption used in the Company’s fair value analysis is comparable market rents. An impairment loss is recognized based on the excess of the carrying amount of the asset group over its fair value.

Refer to Note 10, “ASSET IMPAIRMENT.”

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

The Company defers costs incurred with the implementation of a cloud computing arrangement (“CCA”) that is a service contract. The deferred implementation costs of cloud computing arrangements are amortized on a straight-line basis over the term of the cloud computing arrangement, generally ranging from 1 to 5 years, in general and administrative expenses on Consolidated Statements of Operations and Comprehensive Income. The eligible implementation costs incurred of a cloud

Abercrombie & Fitch Co.	54	2025 Form 10-K

Abercrombie & Fitch Co.

computing arrangement are included in other assets on the Consolidated Balance Sheets, and in operating cash flows of the Consolidated statements of cash flows. The deferred CCA implementation costs were $103.2 million and $73.3 million with accumulated amortization of $42.4 million and $25.5 million for the years ended January 31, 2026 and February 1, 2025, respectively.

Refer to Note 6, “INVESTMENTS.”

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

As of January 31, 2026 and February 1, 2025, $75.3 million and $88.4 million of SCF program liabilities were recorded in accounts payable in the Consolidated Balance Sheets, respectively, and reflected as a cash flow from operating activities in the Consolidated Statements of Cash Flows when settled.

The following table provides activity in the SCF program for Fiscal 2025:

(in thousands)	Fiscal 2025
Confirmed obligations outstanding at the beginning of the period	$88,389
Invoices confirmed during the period	503,980
Confirmed invoices paid during the period	(517,022)
Confirmed obligations outstanding at the end of the period	$75,347

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

Abercrombie & Fitch Co.	55	2025 Form 10-K

Abercrombie & Fitch Co.

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

Gains and losses resulting from the remeasurement of monetary assets and liabilities are included in other operating income, net, whereas translation adjustments and gains and losses associated with measuring inter-company loans of a long-term investment nature are reported as an element of other comprehensive income (loss) (“OCI”).

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

For derivative instruments that either do not qualify for hedge accounting or are not designated as hedges, all changes in the fair value of the derivative instrument are recognized in earnings. For qualifying cash flow hedges, the change in the fair value of the derivative instrument is recorded as a component of OCI and recognized in earnings when the hedged cash flows affect earnings. If the cash flow hedge relationship is terminated, the derivative instrument gains or losses that are deferred in OCI will be recognized in earnings when the hedged cash flows occur. However, for cash flow hedges that are terminated because the forecasted transaction is not expected to occur in the original specified time period, or a two-month period thereafter, the derivative instrument gains or losses are immediately recognized in earnings.

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

Abercrombie & Fitch Co.	56	2025 Form 10-K

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

Refer to Note 15, “DERIVATIVE INSTRUMENTS.”

Stockholders’ equity

A summary of the Company’s Class A Common Stock, $0.01 par value, and Class B Common Stock, $0.01 par value, follows:

(in thousands)	January 31, 2026	February 1, 2025
Class A Common Stock
Shares authorized	150,000	150,000
Shares issued	103,300	103,300
Shares outstanding	45,005	49,735
Class B Common Stock (1)
Shares authorized	106,400	106,400
(1)    No shares were issued or outstanding as of each of January 31, 2026 and February 1, 2025.

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

Abercrombie & Fitch Co.	57	2025 Form 10-K

Abercrombie & Fitch Co.

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

Selling expense

Selling expense on the Consolidated Statements of Operations and Comprehensive Income is comprised of stores, fulfillment and marketing expenses. Stores expenses include non-management employee compensation; costs associated with operating stores including occupancy costs; including lease costs; utilities and other landlord expenses; depreciation and amortization; repairs and maintenance. Fulfillment costs primarily consists of costs related to the Company’s digital operations; shipping and handling costs; non-management employee compensation; and distribution center (“DC”) expenses. Marketing expenses include costs associated with the Company’s marketing and advertising activities.

A summary of shipping and handling costs, which includes costs incurred to store, move and prepare product for shipment and costs incurred to physically move product to our customers across channels, follows:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Shipping and handling costs	$404,225	$410,004	$362,545

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

A summary of marketing costs follows:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Marketing costs	$308,293	$270,598	$217,276

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

Abercrombie & Fitch Co.	58	2025 Form 10-K

Abercrombie & Fitch Co.

Other Operating Loss (Income), Net

Other operating loss (income), net on the Consolidated Statements of Operations and Comprehensive Income primarily consists of gains and losses resulting from foreign-currency-denominated transactions. A summary of foreign-currency-denominated transaction gains (losses), including those related to derivative instruments, follows:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Foreign-currency-denominated transaction (losses) gains	$(7,325)	$2,665	$1,936

Interest expense and interest income

Interest expense primarily consists of interest expense on the Company’s long-term borrowings outstanding. Interest income primarily consists of interest income earned on the Company’s investments and cash holdings and realized gains from the Rabbi Trust assets.

Share-based compensation

The Company issues shares of Class A Common Stock, $0.01 par value (the “Common Stock”) from treasury stock upon vesting of restricted stock units, including those converted from performance share awards. As of January 31, 2026, the Company had sufficient treasury stock available to settle restricted stock units outstanding. Settlement of stock awards in Common Stock also requires that the Company have sufficient shares available under stockholder-approved plans at the applicable time.

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

For awards that are expected to result in a tax deduction, a deferred tax asset is recorded in the period in which share-based compensation expense is recognized. A current tax deduction arises upon the issuance of restricted stock units and performance share awards and is principally measured at the award’s intrinsic value. If the tax deduction differs from the recorded deferred tax asset, the excess tax benefit or deficit associated with the tax deduction is recognized within income tax expense.

Refer to Note 14, “SHARE-BASED COMPENSATION.”

Abercrombie & Fitch Co.	59	2025 Form 10-K

Abercrombie & Fitch Co.

Net Income per share attributable to A&F

Net income per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of Common Stock. Additional information pertaining to net income per share attributable to A&F follows:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Shares of Common Stock issued	103,300	103,300	103,300
Weighted-average treasury shares	(55,981)	(52,461)	(53,050)
Weighted-average — basic shares	47,319	50,839	50,250
Dilutive effect of share-based compensation awards	1,157	2,132	2,476
Weighted-average — diluted shares	48,476	52,971	52,726
Anti-dilutive shares (1)	249	220	541

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

Recent accounting pronouncements

The following table summarizes recently issued accounting standards that are applicable to the Company. Certain other standards issued by the Financial Accounting Standards Board have been excluded because they are not applicable or are not expected to have a material impact on the Company’s consolidated financial statements

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
January 31, 2026
The Company adopted this guidance on a retrospective basis by enhancing income tax footnote disclosures to include the effective tax rate reconciliation and income taxes paid. Refer to Note 12, “INCOME TAXES.”

Standards not yet adopted
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
The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and accompanying notes.

Abercrombie & Fitch Co.	60	2025 Form 10-K

Abercrombie & Fitch Co.

3. INTERCHANGE FEE SETTLEMENT

Litigation settlement

In Fiscal 2025, the Company entered into a settlement related to the resolution of a payment card interchange fee litigation in which it was a plaintiff. The settlement resulted in a $39 million net benefit recorded in the Consolidated Statements of Operations and Comprehensive Income for Fiscal 2025. The net benefit is comprised of a $43 million settlement benefit recorded within selling expense and a $4 million settlement-related expense recorded within general and administrative expense.

4. REVENUE RECOGNITION

Disaggregation of revenue

All revenues are recognized in net sales in the Consolidated Statements of Operations and Comprehensive Income. For information regarding the disaggregation of revenue, refer to Note 18, “SEGMENT REPORTING.”

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of January 31, 2026, February 1, 2025 and February 3, 2024:

(in thousands)	January 31, 2026	February 1, 2025	February 3, 2024
Gift card liability (1)	$48,057	$45,364	$41,144
Loyalty programs liability	36,878	32,199	27,937
(1)Includes $24.2 million,$19.8 million and $20.0 million of revenue recognized during Fiscal 2025, Fiscal 2024 and Fiscal 2023 , respectively, that was included in the gift card liability at the beginning of February 1, 2025 and February 3, 2024, respectively.

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for Fiscal 2025, Fiscal 2024, and Fiscal 2023:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Revenue associated with gift card redemptions and gift card breakage	$129,342	$141,380	$112,749
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	74,850	65,776	56,406

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Revenue recognition,” for discussion regarding significant accounting policies related to the Company’s revenue recognition.

Abercrombie & Fitch Co.	61	2025 Form 10-K

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

The three levels of the hierarchy and the distribution of the Company’s assets and liabilities that are measured at fair value on a recurring basis, were as follows:

	Assets and Liabilities at Fair Value as of January 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$341,768	$19,109	$—	$360,877
Derivative instruments (2)	—	350	—	350
Rabbi Trust assets (3)	1,164	55,443	—	56,607
Restricted cash equivalents (1)	3,089	629	—	3,718
Total assets	$346,021	$75,531	$—	$421,552

Liabilities:
Derivative instruments (2)	$—	$2,336	$—	$2,336
Total liabilities measured at fair value	$—	$2,336	$—	$2,336

	Assets and Liabilities at Fair Value as of February 1, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$304,072	$1,013	$—	$305,085
Derivative instruments (2)	—	4,315	—	4,315
Rabbi Trust assets (3)	1,164	53,921	—	55,085
Restricted cash equivalents (1)	3,070	1,496	—	4,566
Total assets measured at fair value	$308,306	$60,745	$—	$369,051
(1)    Level 1 assets consisted of investments in money market funds and U.S. treasury bills. Level 2 assets consisted of time deposits with original maturities of less than three months.
(2)    Level 2 assets and liabilities consisted of foreign currency exchange forward contracts.
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

Abercrombie & Fitch Co.	62	2025 Form 10-K

Abercrombie & Fitch Co.

6. INVESTMENTS

Investments consisted of:

	January 31, 2026	February 1, 2025
(in thousands)
Investments
Marketable securities
Time deposits	$25,036	$116,221
Total Marketable securities	$25,036	$116,221

Rabbi Trust assets (1)
Trust-owned life insurance policies (at cash surrender value)	$55,443	$53,921
Money market funds	1,164	1,164
Total Rabbi Trust assets	$56,607	$55,085
(1)Rabbi Trust assets are included in Other assets on the Consolidated Balance Sheets and are restricted as to their use.

Realized gains resulting from the change in cash surrender value and benefits paid pursuant to the trust-owned life insurance policies of the Rabbi Trust assets for Fiscal 2025, Fiscal 2024 and Fiscal 2023 were as follows:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Realized gains related to Rabbi Trust assets	$1,523	$1,400	$1,978

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” for further discussion related to the Company’s Marketable securities and Rabbi Trust assets.

7. INVENTORIES

Inventories consisted of:

(in thousands)	January 31, 2026	February 1, 2025
Inventories at original cost	$636,288	$603,602
Less: Lower of cost and net realizable value adjustment	(35,070)	(28,597)
Inventories (1)	$601,218	$575,005

(1)     Included $111.7 million and $115.0 million of inventory in transit, merchandise owned by the Company that has not yet been received at a Company DC, as of January 31, 2026 and February 1, 2025, respectively.

A summary of the Company’s vendors based on location and the percentage of cost of merchandise receipts during Fiscal 2025, Fiscal 2024 and Fiscal 2023 follows:

	% of Total Company Merchandise Receipts (1)
Location	Fiscal 2025	Fiscal 2024	Fiscal 2023
Vietnam	37%	35%	34%
Cambodia	26	22	19
India	11	12	12
Other (2)	26	31	35
Total	100%	100%	100%

(1)    Calculated as the cost of merchandise receipts from all vendors within a country during the respective fiscal year divided by cost of total merchandise receipts during the respective fiscal year.
(2)    No country included within this category sourced more than 10% of total merchandise receipts during any fiscal year presented above.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Inventories,” for discussion regarding significant accounting policies related to the Company’s inventories.

Abercrombie & Fitch Co.	63	2025 Form 10-K

Abercrombie & Fitch Co.

8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

(in thousands)	January 31, 2026	February 1, 2025
Land	$28,599	$28,599
Buildings	239,070	238,131
Furniture, fixtures and equipment	695,651	657,849
Information technology	861,499	796,163
Leasehold improvements	906,791	842,824
Construction in progress	82,995	41,166
Other	1,139	1,139
Total	2,815,744	2,605,871
Less: Accumulated depreciation	(2,141,665)	(2,030,098)
Property and equipment, net	$674,079	$575,773

Depreciation expense for Fiscal 2025, Fiscal 2024 and Fiscal 2023 was $152.6 million, $150.8 million and $138.5 million, respectively.

Refer to Note 10, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during Fiscal 2025, Fiscal 2024 and Fiscal 2023.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Property and equipment, net,” for discussion regarding significant accounting policies related to the Company’s property and equipment, net.

9. LEASES

The Company is a party to leases related to its Company-operated retail stores, as well as for certain of its distribution centers, office space, information technology and equipment.

The following table provides a summary of the Company’s operating lease costs for Fiscal 2025, Fiscal 2024 and Fiscal 2023:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Single lease cost (1)	$310,152	$264,794	$248,567
Variable lease cost (2)	192,195	186,795	168,881
Operating lease right-of-use asset impairment (3)	4,955	5,470	1,440
Sublease income	(4,165)	(3,928)	(3,949)
Total operating lease cost	$503,137	$453,131	$414,939
(1)Includes amortization and interest expense associated with operating lease right-of-use assets.
(2)Includes variable payments related to both lease and nonlease components, such as contingent rent payments made by the Company based on performance, and payments related to taxes, insurance, and maintenance costs.
(3)Refer to Note 10, “ASSET IMPAIRMENT,” for details related to operating lease right-of-use asset impairment charges.

The following table provides the weighted-average remaining lease term of the Company’s operating leases and the weighted-average discount rate used to calculate the Company’s operating lease liabilities as of January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
Weighted-average remaining lease term (years)	5.5	4.9
Weighted-average discount rate	6.9%	6.8%

Abercrombie & Fitch Co.	64	2025 Form 10-K

Abercrombie & Fitch Co.

The following table provides a maturity analysis of the Company’s operating lease liabilities, based on undiscounted cash flows, as of January 31, 2026:

(in thousands)	January 31, 2026
Fiscal 2026	$312,271
Fiscal 2027	286,893
Fiscal 2028	240,341
Fiscal 2029	184,138
Fiscal 2030	117,833
Fiscal 2031 and thereafter	280,752
Total undiscounted operating lease payments	1,422,228
Less: Imputed interest	(254,133)
Present value of operating lease liabilities	$1,168,095

The Company had minimum commitments related to operating lease contracts that have not yet commenced, primarily for its Company-operated retail stores, of approximately $62.4 million as of January 31, 2026.

10. ASSET IMPAIRMENT

The following table provides additional details related to long-lived asset impairment charges:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Operating lease right-of-use asset impairment (1)	$4,955	$5,470	$1,441
Property and equipment asset impairment (1) (2)	5,607	6,126	6,848
Intangible asset impairment (3)	922	—	—
Total asset impairment	$11,484	$11,596	$8,289
(1)Included in Selling expense on the Consolidated Statements of Operations and Comprehensive Income
(2)Amounts presented represent store asset impairment.
(3)Included in General and administrative expense on the Consolidated Statements of Operations and Comprehensive Income.

Asset impairment charges for Fiscal 2025 were related to certain of the Company’s store assets, primarily in the Americas, EMEA and APAC segments. The impairment charges for Fiscal 2025 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $87.2 million, including $66.6 million related to operating lease right-of-use assets. The increase in the carrying amount of assets primarily relates to stores in our APAC segment.

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

Abercrombie & Fitch Co.	65	2025 Form 10-K

Abercrombie & Fitch Co.

11. ACCRUED EXPENSES

Accrued expenses consisted of:

(in thousands)	January 31, 2026	February 1, 2025
Accrued payroll and related costs (1)	$61,583	$92,504
Accrued real estate costs	84,241	92,238
Accrued marketing	71,649	77,509
Other (2)	248,076	242,671
Accrued expenses	$465,549	$504,922
(1)    Accrued payroll and related costs include salaries, incentive compensation, benefits, withholdings and other payroll-related costs.
(2)    Other primarily includes the Company’s gift card and loyalty programs liabilities, accrued taxes, expenses incurred but not yet paid primarily related to outside services associated with store and home office operations, and costs related to the Company’s DCs and digital operations. Refer to Note 4, “REVENUE RECOGNITION.”

12. INCOME TAXES

One Big Beautiful Bill Act

On July 4, 2025, House Resolution 1, also known as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA includes, among other provisions, changes to U.S. corporate income tax law impacting the taxation of domestic and international business operations, including permanently extending certain expiring provisions of the Tax Cuts and Jobs Act of 2017, restoration of accelerated depreciation on capital expenditures, deductible research and experimental expenditures, and modifications to the international tax framework. The enactment of the OBBBA did not have a material impact on the Company’s consolidated financial statements and disclosures.

Impact of valuation allowances and other tax benefits during Fiscal 2025

During Fiscal 2025, the Company did not recognize income tax benefits on $74.9 million of pre-tax losses, primarily in Switzerland, resulting in adverse tax impacts of $11.9 million.

As of January 31, 2026, the Company had foreign net deferred tax assets of approximately $35.1 million, including $13.2 million, and $11.7 million, in the United Kingdom and China, respectively. While the Company believes that these net deferred tax assets are more-likely-than-not to be realized, it is not a certainty, as the Company continues to evaluate and respond to situations as they emerge. Should circumstances change, the net deferred tax assets may become subject to additional valuation allowances in the future. Additional valuation allowances would result in additional tax expense.

Impact of valuation allowances and other tax benefits during Fiscal 2024

During Fiscal 2024, the Company did not recognize income tax benefits on $53.8 million of pre-tax losses, primarily in Switzerland, resulting in adverse tax impacts of $8.2 million.

As of February 1, 2025, the Company had foreign net deferred tax assets of approximately $35.7 million, including $13.4 million and $8.2 million in the United Kingdom and China, respectively.

Impact of valuation allowances and other tax charges during Fiscal 2023

During Fiscal 2023, the Company did not recognize income tax benefits on $103.0 million of pre-tax losses, primarily in Switzerland, resulting in adverse tax impacts of $15.6 million.

Abercrombie & Fitch Co.	66	2025 Form 10-K

Abercrombie & Fitch Co.

Components of income taxes

Income before income taxes consisted of:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Domestic (1)	$754,175	$757,835	$526,967
Foreign	(33,403)	10,842	(42,668)
Income before income taxes	$720,772	$768,677	$484,299
(1)    Includes intercompany charges to foreign affiliates for management fees, cost-sharing, royalties and interest and excludes a portion of foreign income that is currently includable on the U.S. federal income tax return.

Income tax expense consisted of:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Current:
Federal	$113,733	$150,061	$113,765
State	38,061	40,942	32,299
Foreign	12,605	15,936	7,565
Total current	$164,399	$206,939	$153,629

Deferred:
Federal	$33,145	$(11,664)	$(9,160)
State	4,716	(834)	(1,196)
Foreign	3,517	220	5,613
Total deferred	41,378	(12,278)	(4,743)
Income tax expense	$205,777	$194,661	$148,886

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

Reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	Fiscal 2025		Fiscal 2024		Fiscal 2023
	Amount	%	Amount	%	Amount	%
U.S. Federal statutory tax rate	$151,362	21.0%	$161,422	21.0%	$101,703	21.0%
State and local income taxes, net of Federal income tax effect (1)	33,331	4.6	31,234	4.0	23,983	5.0
Foreign tax effects
Switzerland
Statutory tax rate difference	9,164	1.3	6,955	0.9	12,765	2.6
Changes in valuation allowances	5,444	0.7	4,135	0.5	7,589	1.6
Other	53	—	142	—	(194)	—
Other foreign jurisdictions	8,096	1.1	2,741	0.4	2,184	0.4
Tax credits	(2,229)	(0.3)	(1,922)	(0.2)	(3,300)	(0.7)
Nontaxable or nondeductible items
Internal Revenue Code Section 162(m)	3,592	0.5	5,429	0.7	6,005	1.2
Share-based payment awards	(5,059)	(0.7)	(17,833)	(2.3)	(1,843)	(0.4)
Other	(101)	—	282	—	(151)	—
Changes in unrecognized tax benefits	1,422	0.2	2,177	0.3	589	0.1
Other adjustments	702	0.1	(101)	—	(444)	(0.1)
Effective tax rate	$205,777	28.5%	$194,661	25.3%	$148,886	30.7%
(1)     State and local taxes in California, New York, New Jersey, and New Albany, Ohio made up the majority (greater than 50%) of the tax effect in this category.

Abercrombie & Fitch Co.	67	2025 Form 10-K

Abercrombie & Fitch Co.

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

For Fiscal 2025, Fiscal 2024, and Fiscal 2023, the impact of taxation of non-U.S. operations on the Company's effective income tax rate was related to the Company's jurisdictional mix driven primarily by the Company’s operations within Switzerland.

Components of deferred income tax assets and deferred income tax liabilities

The effect of temporary differences that give rise to deferred income tax assets (liabilities) were as follows:

(in thousands)	January 31, 2026	February 1, 2025
Deferred income tax assets:
Operating lease liabilities	$292,708	$241,873
Intangibles, foreign step-up in basis	66,977	58,755
Net operating losses (NOL), tax credit and other carryforwards	111,804	91,995
Accrued expenses and reserves	36,150	35,402
Deferred compensation	18,759	18,275
Inventory	14,069	9,996
Property and equipment and intangibles	—	1,129
Other	2,758	5,480
Valuation allowances	(184,785)	(151,810)
Total deferred income tax assets	$358,440	$311,095

Deferred income tax liabilities:
Operating lease right-of-use assets	$(272,314)	$(223,384)
Prepaid expenses	(2,668)	(2,809)
Store supplies	(1,866)	(1,835)
Undistributed profits of non-U.S. subsidiaries	(1,465)	(1,400)
Property and equipment and intangibles	(35,197)	—
Other	(5,230)	(2,340)
Total deferred income tax liabilities	$(318,740)	$(231,768)
Net deferred income tax assets	$39,700	$79,327

As of January 31, 2026, the Company had deferred tax assets related to foreign and state NOL and credit carryforwards of $111.2 million and $0.6 million, respectively, that could be utilized to reduce future years’ tax liabilities. If not utilized, a portion of the foreign NOL carryforwards will begin to expire in Fiscal 2026 and a portion of state NOL carryforwards will begin to expire in Fiscal 2034. Some foreign NOLs have an indefinite carryforward period. As of January 31, 2026, the Company did not have any deferred tax assets related to federal NOL and credit carryforwards that could be utilized to reduce future years’ tax liabilities.

The valuation allowances for Fiscal 2025 and 2024 were $184.8 million and $151.8 million, respectively. The valuation allowances as of Fiscal 2025 have been established against deferred tax assets, primarily in Switzerland. All valuation allowances have been reflected through the Consolidated Statements of Operations and Comprehensive Income. The valuation allowances will remain until there is sufficient positive evidence to release them, such positive evidence would include having positive income within the jurisdiction. In such case, the Company will record an adjustment in the period in which a determination is made. The Company continues to review the need for valuation allowances on a quarterly basis.

Share-based compensation

Refer to Note 14, “SHARE-BASED COMPENSATION,” for details on income tax benefits and charges related to share-based compensation awards during Fiscal 2025, Fiscal 2024 and Fiscal 2023.

Other

The Company intends to continue to invest all of the earnings of foreign subsidiaries, as well as its capital in these subsidiaries outside of the U.S., and the Company does not expect to incur any significant additional taxes related to such amounts.

Abercrombie & Fitch Co.	68	2025 Form 10-K

Abercrombie & Fitch Co.

Net cash paid (refunds received) for income taxes consisted of the following:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Federal	$136,869	$160,554	$84,791
State and local jurisdictions	38,310	43,413	29,132
Foreign	14,607	13,185	4,682
Net cash paid (refunds received) for income taxes	$189,786	$217,152	$118,605

The IRS is currently conducting an examination of the Company’s U.S. federal income tax returns for Fiscal 2025 and 2024 as part of the IRS’ Compliance Assurance Process program. The IRS examinations for Fiscal 2022 and prior years have been completed. State and foreign returns are generally subject to examination for a period of three to five years after the filing of the respective return. The Company typically has various state and foreign income tax returns in the process of examination, administrative appeals or litigation. The outcome of the examinations is not expected to have a material impact on the Company’s financial statements. The Company believes that some of these audits and negotiations will conclude within the next 12 months and that it is reasonably possible the amount of uncertain income tax positions, including interest, may change by an immaterial amount due to settlement of audits and expiration of statues of limitations.

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Income Taxes,” for discussion regarding significant accounting policies related to the Company’s income taxes.

13. BORROWINGS

Senior Secured Notes

On July 15, 2024 (the “Redemption Date”), A&F redeemed all of its outstanding 8.75% Senior Secured Notes due July 15, 2025, which had an aggregate principal amount of $214 million, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the Redemption Date. As of the Redemption Date, the 8.75% Senior Secured Notes were no longer deemed outstanding and interest on the 8.75% Senior Secured Notes ceased to accrue.

ABL Facility

On August 2, 2024, A&F, as parent and a guarantor, Abercrombie & Fitch Management Co. (“A&F Management”), as lead borrower, and certain of A&F’s direct and indirect wholly-owned subsidiaries, as additional borrowers and guarantors, entered into the Second Amendment to the Amended and Restated Credit Agreement (as amended, the “ABL Credit Agreement”). The ABL Credit Agreement provides for a $500 million senior secured asset-based revolving credit facility (the “ABL Facility”), and a $100 million sub-facility for the benefit of Abfico Netherlands Distribution B.V. (“Abfico”) and AFH Stores UK Limited (“AFH UK”) that is (i) secured by a first priority security interest in all assets (subject to specified exclusions) of each of Abfico and AFH UK, (ii) guaranteed by A&F and certain of its domestic direct and indirect wholly-owned subsidiaries, and (iii) subject to a borrowing base as described therein.

Borrowing under the ABL Facility bears interest at the Secured Overnight Financing Rate (“SOFR”) rate plus a margin of 1.50% to 1.75% per annum as determined in accordance with the provisions of the ABL Credit Agreement. The ABL Facility also contains an unused line fee of 25 basis points per annum. Customary agency fees and letter of credit fees are also payable in respect of the ABL Facility.

The ABL Facility is subject to a borrowing base, consisting primarily of inventory located in the U.S., the United Kingdom and the Netherlands, with a letter of credit sub-limit of $62.5 million, a swing line loan sub-limit of $30 million, and an accordion feature allowing A&F to increase the revolving commitment by up to $150 million subject to specified conditions. The ABL Facility is scheduled to expire on August 2, 2029 and is available for working capital, capital expenditures, and other general corporate purposes.

As of January 31, 2026, availability under the ABL Facility was $500 million, net of $0.5 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the Loan Cap or $36 million under the ABL Facility, borrowing capacity available to the Company under the ABL Facility was $450 million as of January 31, 2026.

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

Abercrombie & Fitch Co.	69	2025 Form 10-K

Abercrombie & Fitch Co.

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

The Company was in compliance with all covenants under these agreements as of January 31, 2026.

14. SHARE-BASED COMPENSATION

Plans

As of January 31, 2026, the Company had two primary share-based compensation plans: (i) the 2016 Directors LTIP, with 900,000 shares of Common Stock authorized for issuance, under which the Company is authorized to grant restricted stock, restricted stock units, stock appreciation rights, stock options and deferred stock awards to non-associate members of the Board of Directors; and (ii) the 2016 Associates LTIP, with 10,965,000 shares of Common Stock authorized for issuance, under which the Company is authorized to grant restricted stock, restricted stock units, performance share awards, stock appreciation rights and stock options to associates of the Company. The Company also has outstanding shares from two other share-based compensation plans under which the Company granted restricted stock units, performance share awards, stock appreciation rights and stock options to associates of the Company and restricted stock units, stock options and deferred stock awards to non-associate members of the Board of Directors in prior years. No new shares may be granted under these previously-authorized plans and any outstanding awards continue in effect in accordance with their respective terms.

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

Abercrombie & Fitch Co.	70	2025 Form 10-K

Abercrombie & Fitch Co.

Financial statement impact

The following table details share-based compensation expense and the related income tax benefit for Fiscal 2025, Fiscal 2024 and Fiscal 2023:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Share-based compensation expense	$39,048	$38,667	$40,122
Income tax benefit associated with share-based compensation expense recognized during the period	5,727	5,117	4,350

The following table details discrete income tax benefits and charges related to share-based compensation awards during Fiscal 2025, Fiscal 2024 and Fiscal 2023:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Income tax discrete benefits realized for tax deductions related to the issuance of shares during the period	$6,084	$19,474	$2,709
Income tax discrete charges realized upon cancellation of stock appreciation rights during the period	—	—	(101)
Total income tax discrete benefits related to share-based compensation awards	$6,084	$19,474	$2,608

The following table details the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting and the exercise of stock appreciation rights for the Fiscal 2025, Fiscal 2024 and Fiscal 2023:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Employee tax withheld upon issuance of shares (1)	$36,685	$70,208	$29,485
(1)    Classified within financing activities on the Consolidated Statements of Cash Flows.

Restricted Stock Units

The following table summarizes activity for restricted stock units for Fiscal 2025:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares (1)	Weighted- Average Grant Date Fair Value	Number of Underlying Shares (1)	Weighted- Average Grant Date Fair Value
Unvested at February 1, 2025	1,173,185	$47.95	424,541	$40.76	212,287	$58.95
Granted	455,782	80.08	95,309	78.69	47,663	85.88
Change due to performance criteria achievement	—	—	152,539	30.12	87,168	41.38
Vested	(586,654)	40.62	(326,867)	30.12	(174,336)	41.38
Forfeited	(66,509)	57.68	(2,956)	89.06	(1,478)	109.36
Unvested at January 31, 2026 (1)	975,804	$66.81	342,566	$56.31	171,304	$74.95
(1)    Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can be achieved at up to 200% of their target vesting amount.

The following table details unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units as of January 31, 2026:

(in thousands)	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost	$43,243	$7,043	$4,989
Remaining weighted-average period cost is expected to be recognized (years)	1.2	0.8	0.9

Abercrombie & Fitch Co.	71	2025 Form 10-K

Abercrombie & Fitch Co.

Additional information pertaining to restricted stock units for Fiscal 2025, Fiscal 2024 and Fiscal 2023 follows:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Service-based restricted stock units:
Total grant date fair value of awards granted	$36,499	$29,702	$26,237
Total grant date fair value of awards vested	23,830	21,935	23,326
Total intrinsic value of awards vested	48,396	115,768	44,110

Performance-based restricted stock units:
Total grant date fair value of awards granted	7,500	6,483	6,300
Total grant date fair value of awards vested	9,845	9,659	—
Total intrinsic value of awards vested	24,963	39,670	—

Market-based restricted stock units:
Total grant date fair value of awards granted	4,093	4,860	4,576
Total grant date fair value of awards vested	7,214	7,574	16,040
Total intrinsic value of awards vested	13,314	19,836	24,890
The weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during Fiscal 2025, Fiscal 2024 and Fiscal 2023 were as follows:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Grant date market price	$78.69	$120.56	$28.36
Fair value	85.88	180.71	41.20
Assumptions:
Price volatility	61%	59%	63%
Expected term (years)	2.9	2.9	2.9
Risk-free interest rate	3.8%	4.3%	4.6%
Dividend yield	—	—	—
Average volatility of peer companies	45.6%	51.8%	66.0%
Average correlation coefficient of peer companies	0.4430	0.4866	0.5295

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Share-Based Compensation,” for discussion regarding significant accounting policies related to share-based compensation.

Abercrombie & Fitch Co.	72	2025 Form 10-K

Abercrombie & Fitch Co.

15. DERIVATIVE INSTRUMENTS

As of January 31, 2026, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany inventory transactions, the resulting settlement of the foreign-currency-denominated intercompany accounts receivable, or both:

(in thousands)	Notional Amount (1)
Euro	$62,050
British pound	64,302
Canadian dollar	29,766
(1)Amounts reported are the U.S. Dollar notional amounts outstanding as of January 31, 2026.

As of January 31, 2026, foreign currency exchange forward contracts that were entered into to hedge foreign-currency-denominated net monetary assets and liabilities were as follows:

(in thousands)	Notional Amount (1)
Chinese RMB	$1,338
Euro	24,131
(1)Amounts reported are the U.S. Dollar notional amounts outstanding as of January 31, 2026.

The fair value of derivative instruments is determined using quoted market prices of the same or similar instruments, adjusted for counterparty risk. The location and amounts of derivative fair values of foreign currency exchange forward contracts on the Consolidated Balance Sheets as of January 31, 2026, and February 1, 2025 were as follows:

(in thousands)	Location	January 31, 2026	February 1, 2025	Location	January 31, 2026	February 1, 2025
Derivatives designated as cash flow hedging instruments	Other current assets	$24	$4,315	Accrued expenses	$2,336	$—
Derivatives not designated as hedging instruments	Other current assets	326	—	Accrued expenses	—	—
Total		$350	$4,315		$2,336	$—

Refer to Note 5, “FAIR VALUE,” for further discussion of the determination of the fair value of derivative instruments. Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for Fiscal 2025, Fiscal 2024 and Fiscal 2023 follows:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
(Loss) gain recognized in AOCL (1)	$(14,692)	$6,473	$3,618
(Loss) gain reclassified from AOCL into cost of sales, exclusive of depreciation and amortization (2)	(7,012)	2,113	(1,846)
(1)Amount represents the change in fair value of derivative instruments.
(2)Amount represents gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Consolidated Statements of Operations and Comprehensive Income when the hedged item affected earnings, which was when merchandise was converted to cost of sales, exclusive of depreciation and amortization.

Substantially all of the unrealized gains or losses related to foreign currency exchange forward contracts designated as cash flow hedging instruments as of January 31, 2026 will be recognized within the Consolidated Statements of Operations and Comprehensive Income over the next 12 months.

Additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for Fiscal 2025, Fiscal 2024 and Fiscal 2023 follows:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Gain(loss) recognized in other operating income, net	$686	$370	$(1,206)

Refer to Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Derivative Instruments,” for discussion regarding significant accounting policies related to the Company’s derivative instruments.

Abercrombie & Fitch Co.	73	2025 Form 10-K

Abercrombie & Fitch Co.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

For Fiscal 2025, the activity in AOCL was as follows:

	Fiscal 2025
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 1, 2025	$(143,883)	$4,732	$(139,151)
Other comprehensive income (loss) before reclassifications	20,348	(14,692)	5,656
Reclassified loss from AOCL (1)	—	7,012	7,012
Tax effect	—	315	315
Other comprehensive income (loss) after reclassifications	20,348	(7,365)	12,983
Ending balance at January 31, 2026	$(123,535)	$(2,633)	$(126,168)
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

Abercrombie & Fitch Co.	74	2025 Form 10-K

Abercrombie & Fitch Co.

17. SAVINGS AND RETIREMENT PLANS

The Company maintains the Abercrombie & Fitch Co. Savings and Retirement Plan, a qualified plan. All U.S. associates are eligible to participate in this plan if they are at least 21 years of age. In addition, the Company maintains the Abercrombie & Fitch Nonqualified Savings and Supplemental Retirement Plan, comprised of two sub-plans (Plan I and Plan II). Plan I contains contributions made through December 31, 2004, while Plan II contains contributions made on and after January 1, 2005. Participation in these plans is based on service and compensation. The Company’s contributions to these plans are based on a percentage of associates’ eligible annual compensation. The cost of the Company’s contributions to these plans was $18.7 million, $18.0 million and $16.9 million for Fiscal 2025, Fiscal 2024 and Fiscal 2023, respectively.

In addition, the Company maintains the Supplemental Executive Retirement Plan, which provides retirement income to its former Chief Executive Officer for life, based on average compensation before retirement, including base salary and cash incentive compensation. As of January 31, 2026 and February 1, 2025, the Company had recorded $5.8 million and $6.1 million, respectively, in other liabilities on the Consolidated Balance Sheets related to Supplemental Executive Retirement Plan distributions.

18. SEGMENT REPORTING

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

Abercrombie & Fitch Co.	75	2025 Form 10-K

Abercrombie & Fitch Co.

The following tables provide the Company’s segment information as of January 31, 2026 and February 1, 2025, and for Fiscal 2025, Fiscal 2024 and Fiscal 2023.

	Fiscal 2025
(in thousands)	Americas (1)	EMEA	APAC	Total
Net Sales	$4,290,395	$818,140	$157,757	$5,266,292
Cost of sales, exclusive of depreciation and amortization	1,648,847	320,557	59,480	2,028,884
Store occupancy (2)	362,255	122,036	48,820	533,111
Fulfillment (2)	400,501	95,771	20,527	516,799
Other expense (3)	691,539	188,262	56,527	936,328
Segment income (loss)	$1,187,253	$91,514	$(27,597)	$1,251,170
Operating loss not attributed to segments:
Corporate and other unallocated expenses (4)				(552,027)
Operating income				$699,143
Interest expense (income), Net				(21,629)
Income before income taxes				$720,772

Depreciation and amortization	$87,630	$24,166	$7,931	$119,727
Depreciation and amortization not attributed to segments				35,294
Total depreciation and amortization				$155,021

Capital expenditures	$144,316	$41,985	$15,629	$201,930
Capital expenditures not attributed to segments				38,844
Total capital expenditures				$240,774

	Fiscal 2024
(in thousands)	Americas (1)	EMEA	APAC	Total
Net Sales	$4,027,514	$770,519	$150,554	$4,948,587
Cost of sales, exclusive of depreciation and amortization	1,436,161	285,734	52,031	1,773,926
Store occupancy (2)	327,458	114,664	33,545	475,667
Fulfillment (2)	403,114	83,832	19,306	506,252
Other expense (3)	650,288	176,468	57,683	884,439
Segment income (loss)	$1,210,493	$109,821	$(12,011)	$1,308,303
Operating loss not attributed to segments:
Corporate and other unallocated expenses (4)				(567,483)
Operating income				$740,820
Interest expense (income), Net				(27,857)
Income before income taxes				$768,677

Depreciation and amortization	$85,207	$25,070	$7,975	$118,252
Depreciation and amortization not attributed to segments				35,521
Total depreciation and amortization				$153,773

Capital expenditures	$99,571	$17,764	$15,240	$132,575
Capital expenditures not attributed to segments				50,328
Total capital expenditures				$182,903

Abercrombie & Fitch Co.	76	2025 Form 10-K

Abercrombie & Fitch Co.

	Fiscal 2023
(in thousands)	Americas (1)	EMEA	APAC	Total
Net Sales	$3,455,674	$687,095	$137,908	$4,280,677
Cost of sales, exclusive of depreciation and amortization	1,279,050	259,347	48,868	1,587,265
Store occupancy (2)	312,340	120,118	30,982	463,440
Fulfillment (2)	353,538	72,610	17,505	443,653
Other expense (3)	570,454	153,804	51,111	775,369
Segment income (loss)	$940,292	$81,216	$(10,558)	$1,010,950
Operating loss not attributed to segments:
Corporate and other unallocated expenses (4)				(526,279)
Operating income				$484,671
Interest expense (income), Net				372
Income before income taxes				$484,299

Depreciation and amortization	$73,779	$26,782	$5,921	$106,482
Depreciation and amortization not attributed to segments				34,622
Total depreciation and amortization				$141,104

Capital expenditures	$78,062	$26,019	$4,331	$108,412
Capital expenditures not attributed to segments				49,385
Total capital expenditures				$157,797
(1)Includes the U.S., Canada, and Latin America. Net sales in the U.S. were $4.1 billion, $3.8 billion, and $3.3 billion in Fiscal 2025, Fiscal 2024, and Fiscal 2023, respectively.
(2)Included in selling expense on the Consolidated Statements of Operations and Comprehensive Income.
(3)Other expense includes store payroll, other direct store controllable and marketing expenses included in selling expense, as well as allocated and support related expenses included in general and administrative expense on the Consolidated Statements of Operations and Comprehensive Income.
(4)Corporate and other unallocated expenses represent corporate overhead expenses that have not been allocated to any segment.

(in thousands)	January 31, 2026	February 1, 2025	February 3, 2024
Assets
Inventories
Americas	$480,078	$463,148	$372,371
EMEA	94,292	88,728	77,125
APAC	26,848	23,129	19,970
Total inventories	$601,218	$575,005	$469,466
Assets not attributed to segments	2,940,656	2,724,882	2,504,767
Total assets	$3,541,874	$3,299,887	$2,974,233

The Company’s long-lived assets and intellectual property, which primarily relates to trademark assets associated with the Company’s global operations, by geographic area as of January 31, 2026, February 1, 2025, and February 3, 2024 were as follows:

(in thousands)	January 31, 2026	February 1, 2025	February 3, 2024
Americas (1) (2)	$1,165,532	$991,673	$897,315
EMEA (3)	398,189	292,285	288,967
APAC	125,433	114,388	50,324
Total	$1,689,154	$1,398,346	$1,236,606
(1)Includes the U.S., Canada, and Latin America. Long-lived assets and intellectual property located in the U.S. were $1.1 billion, $965 million, and $880 million as of January 31, 2026, February 1, 2025, and February 3, 2024 respectively.
(2)Includes intellectual property of $2.9 million at January 31, 2026, February 1, 2025, and February 3, 2024.
(3)Includes intellectual property of $14.8 million, $16.6 million, and $17.4 million at January 31, 2026, February 1, 2025, and February 3, 2024, respectively.

Abercrombie & Fitch Co.	77	2025 Form 10-K

Abercrombie & Fitch Co.

Brand information

The following table provides additional disaggregated revenue information, which is categorized by brand, for Fiscal 2025, Fiscal 2024 and Fiscal 2023 were as follows:

(in thousands)	Fiscal 2025	Fiscal 2024	Fiscal 2023
Abercrombie	$2,523,662	$2,556,434	$2,201,686
Hollister	2,742,630	2,392,153	2,078,991
Total	$5,266,292	$4,948,587	$4,280,677

19. CONTINGENCIES

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

20. SUBSEQUENT EVENTS

Strategic Alternatives for APAC region

Subsequent to the end of Fiscal 2025, the Company announced a review of strategic alternatives for the APAC region.

Tariffs

On February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the IEEPA. Following the Supreme Court’s decision, the U.S. administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, subject to certain exceptions. The impact of these decisions on the Company’s results of operations is uncertain, including the potential for tariff refunds associated with IEEPA tariffs previously paid by the Company, changes in tariff levels, or new tariffs. The Company continues to monitor and evaluate these developments and assess their potential impact on the Company’s business, financial condition, and results of operations.

Abercrombie & Fitch Co.	78	2025 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Abercrombie & Fitch Co.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Abercrombie & Fitch Co. and its subsidiaries (the “Company”) as of January 31, 2026 and February 1, 2025, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Abercrombie & Fitch Co.	79	2025 Form 10-K

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

Impairment of Long-Lived Assets – Stores

As described in Notes 2, 8 and 10 to the consolidated financial statements, the Company’s consolidated property and equipment, net balance was $674.1 million and consolidated operating lease right-of-use assets balance was $997.4 million as of January 31, 2026. During the year ended January 31, 2026, the Company recognized long-lived asset store impairment charges of $11.5 million. The Company’s long-lived assets, primarily operating lease right-of-use assets, leasehold improvements, furniture, fixtures and equipment, are grouped with other assets and liabilities at the store level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. On at least a quarterly basis, management reviews the Company’s asset groups for indicators of impairment, which include, but are not limited to, material declines in operational performance, a history of losses, an expectation of future losses, adverse market conditions, store closure or relocation decisions, and any other events or changes in circumstances that would indicate the carrying amount of an asset group might not be recoverable. If an asset group displays an indicator of impairment, it is tested for recoverability by comparing the sum of the estimated future undiscounted cash flows attributable to the asset group to the carrying amount of the asset group. This recoverability test requires management to make assumptions and judgments related, but not limited, to management’s expectations for future cash flows from operating the store. The key assumption used in developing these projected cash flows used in the recoverability test is estimated sales growth rate. If the sum of the estimated future undiscounted cash flows attributable to an asset group is less than its carrying amount, and it is determined that the carrying amount of the asset group is not recoverable, management determines if there is an impairment loss by comparing the carrying amount of the asset group to its fair value. Fair value of an asset group measured on a non-recurring basis is based on the highest and best use of the asset group, often using a discounted cash flow model that utilizes Level 3 fair value inputs. The key assumption used in the Company’s fair value analysis is comparable market rents. An impairment loss is recognized based on the excess of the carrying amount of the asset group over its fair value.

The principal considerations for our determination that performing procedures relating to the impairment of long-lived assets - stores is a critical audit matter are (i) the significant judgment by management when developing the future undiscounted cash flows attributable to an asset group when testing for recoverability and when estimating the fair value of the asset groups to measure for impairment and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimated sales growth rate when developing the future undiscounted cash flows, and comparable market rents when estimating the fair value.

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

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
March 26, 2026

We have served as the Company’s auditor since 1996.

Abercrombie & Fitch Co.	80	2025 Form 10-K

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Executive Vice President, Chief Financial Officer of A&F (who serves as Principal Financial Officer of A&F), evaluated the effectiveness of A&F’s disclosure controls and procedures as of January 31, 2026. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Executive Vice President, Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of January 31, 2026, the end of the period covered by this Annual Report on Form 10-K.

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

With the participation of the Chief Executive Officer of A&F and the Executive Vice President and Chief Financial Officer of A&F, management evaluated the effectiveness of A&F’s internal control over financial reporting as of January 31, 2026 using criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment of A&F’s internal control over financial reporting, under the criteria described in the preceding sentence, management has concluded that, as of January 31, 2026, A&F’s internal control over financial reporting was effective.

The effectiveness of A&F’s internal control over financial reporting as of January 31, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in A&F’s internal control over financial reporting during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

Abercrombie & Fitch Co.	81	2025 Form 10-K

Item 9B.    Other Information

Rule 10b5-1 Trading Plans

During the thirteen weeks ended January 31, 2026, no director or officer of the Company adopted a new “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” and no director or officer of the Company modified or terminated an existing “Rule 10b5-1 trading arrangement ” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Abercrombie & Fitch Co.	82	2025 Form 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS, EXECUTIVE OFFICERS AND PERSONS NOMINATED OR CHOSEN TO BECOME DIRECTORS OR EXECUTIVE OFFICERS

Information concerning directors will be included under the caption “Proposal 1 — Election of Directors” in A&F’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) and is incorporated by reference herein. Information concerning executive officers is included under the caption “INFORMATION ABOUT OUR EXECUTIVE OFFICERS” within “ITEM 1. BUSINESS” in this Annual Report on Form 10-K and is incorporated by reference herein.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information concerning beneficial ownership reporting compliance under Section 16(a) of the Exchange Act will be included under the caption “Ownership of Our Shares — Delinquent Section 16(a) Reports” in the 2026 Proxy Statement and is incorporated by reference herein.

CODE OF BUSINESS CONDUCT AND ETHICS

The Board of Directors has adopted the Abercrombie & Fitch Co. Code of Business Conduct and Ethics, which applies to all associates and directors worldwide and incorporates an additional Code of Ethics applicable to our Chief Executive Officer, our Chief Financial Officer, and other designated financial associates. The Code of Business Conduct and Ethics is available on the “Investors– Corporate Governance” page of the Company’s corporate website at corporate.abercrombie.com.

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

AUDIT AND FINANCE COMMITTEE

Information concerning the Audit and Finance Committee of the Board of Directors (the “Audit and Finance Committee”) will be included under the captions “Corporate Governance — Committees of the Board and Meeting Attendance — Committees of the Board” and “Audit and Finance Committee Matters” in the 2026 Proxy Statement and is incorporated by reference herein.

PROCEDURES BY WHICH STOCKHOLDERS MAY RECOMMEND NOMINEES TO THE BOARD OF DIRECTORS

Information concerning changes in the procedures by which stockholders of A&F may recommend nominees to the Board of Directors will be included under the captions “Corporate Governance — Director Nominations — Stockholder Recommendations and Nominations for Director Candidates,” “Corporate Governance — Director Qualifications and Consideration of Director Candidates,” and “Stockholder Proposals and Nominations for 2027 Annual Meeting” in the 2026 Proxy Statement and is incorporated by reference herein.

Abercrombie & Fitch Co.	83	2025 Form 10-K

Item 11. Executive Compensation

Information regarding executive compensation will be included under the captions “Corporate Governance — Board Role in Risk Oversight,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Report of the Compensation and Human Capital Committee on Executive Compensation,” and “Executive Compensation Tables” in the 2026 Proxy Statement and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management will be included under the caption “Ownership of Our Shares” in the 2026 Proxy Statement and is incorporated by reference herein.

Information regarding Common Stock authorized for issuance under A&F’s equity compensation plans will be included under the caption “Equity Compensation Plans” in the 2026 Proxy Statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning relationships and transactions with related persons will be included under the caption “Corporate Governance — Director Independence and Related Person Transactions” in the 2026 Proxy Statement and is incorporated by reference herein.

Information concerning director independence will be included under the captions “Corporate Governance — Board Leadership Structure,” “Corporate Governance — Committees of the Board and Meeting Attendance,” and “Corporate Governance — Director Independence and Related Person Transactions” in the 2026 Proxy Statement and is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

Information concerning pre-approval policies and procedures of the Audit and Finance Committee and fees for services rendered by the Company’s principal independent registered public accounting firm will be included under the caption “Audit and Finance Committee Matters — Audit Fees” in the 2026 Proxy Statement and is incorporated by reference herein.

Abercrombie & Fitch Co.	84	2025 Form 10-K

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024.

Consolidated Balance Sheets at January 31, 2026 and February 1, 2025.

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024.

Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024.

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

(c) Financial Statement Schedules
    None

Item 16. Form 10-K Summary

None.

Abercrombie & Fitch Co.	85	2025 Form 10-K

Index to Exhibits

Exhibit	Document
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

Abercrombie & Fitch Co.	86	2025 Form 10-K

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

10.24*
Employment Offer, dated August 24, 2018, between Gregory J. Henchel and A&F, incorporated herein by reference to Exhibit 10.1 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2018 (File No. 001-12107).

10.25*
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

10.27*
Agreement entered into between A&F Management and Jay Rust as of May 9, 2023, the execution date by A&F Management and Mr. Rust, incorporated herein by reference to Exhibit 10.2 to A&F's Quarterly Report on Form 10-Q dated and filed September 1, 2023 for the quarterly period ended July 29, 2023 (File No. 001-12107).

10.28*
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

10.33*
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

10.34*
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to associates (employees) of Abercrombie & Fitch Co. and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on and after March 7, 2023 (4-year vesting), incorporated herein by reference to Exhibit 10.41 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (File No. 001-121107)

10.35*
Form of Performance Share Award Agreement used to evidence the grant of performance share awards to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on or after March 7, 2023, incorporated herein by reference to Exhibit 10.45 to A&F’s Annual Report on Form 10 K for the fiscal year ended January 28, 2023 (File No. 001-12107).

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

10.37*
Form of Performance Share Award Agreement used to evidence the grant of performance share awards to associates (employees) of A&F and its subsidiaries under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Associates on or after March 17, 2026.

10.38*
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

Abercrombie & Fitch Co.	87	2025 Form 10-K

10.40*
Form of Restricted Stock Unit Award Agreement used to evidence the grant of restricted stock units to non-associate chairperson of the board of A&F under the Abercrombie & Fitch Co. 2016 Long-Term Incentive Plan for Directors on and after June 16, 2016, incorporated herein by reference to Exhibit 10.41 to A&F’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (File No. 001-12107).

10.41*
Amended and Restated Abercrombie & Fitch Co. Short-Term Cash Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.1 to A&F's Current Report on Form 8-K dated and filed March 13, 2024 (File No. 001-12107).

10.42*
Abercrombie & Fitch Co. Long-Term Cash Incentive Compensation Performance Plan, incorporated herein by reference to Exhibit 10.2 to A&F's Current Report on Form 8-K dated and filed June 15, 2017 (File No. 001-12107).

10.43*
First Amendment to the Abercrombie & Fitch Co. Long-Term Cash Incentive Compensation Performance Plan, dated as of August 16, 2023, incorporated herein by reference to Exhibit 10.2 to A&F's Quarterly Report on Form 10-Q dated and filed December 4, 2023 for the quarterly period ended October 28, 2023 (File No. 001-12107).

10.44*
Abercrombie & Fitch Co. Associate Stock Purchase Plan (October 1, 2007 Restatement), incorporated herein by reference to Exhibit 10.6 to A&F's Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2017 (File No. 001-12107).

19.1	Insider Trading Policy incorporated herein by reference to Exhibit 19.1 to A&F’s Annual Report on Form 10-K dated and filed March 31, 2025 (File No. 001-12107).
21.1	List of Subsidiaries of A&F.
23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.
24.1	Powers of Attorney.
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

Abercrombie & Fitch Co.	88	2025 Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABERCROMBIE & FITCH CO.

Date: March 26, 2026	By:	/s/ Robert J. Ball
Robert J. Ball
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Officer)

	By:	/s/ Joseph Frericks
Joseph Frericks
Group Vice President, Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2026.

*
Nigel Travis	Chairperson of the Board and Director

/s/ Fran Horowitz
Fran Horowitz	Chief Executive Officer and Director (Principal Executive Officer)
*
Kerrii B. Anderson	Director

/s/ Robert J. Ball
Robert J. Ball	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Officer)
*
Andrew Clarke	Director
*
Susie Coulter	Director
/s/ Joseph Frericks
Joseph Frericks	Group Vice President, Corporate Controller (Principal Accounting Officer)
*
James A. Goldman	Director
*
Helen E. McCluskey	Director
*
Arturo Nuñez	Director
*
Kenneth B. Robinson	Director
*
Helen Vaid	Director

*The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney executed by such directors, which powers of attorney are filed with this Annual Report on Form 10-K as Exhibit 24.1

By:	/s/ Robert J. Ball
Robert J. Ball
Attorney-in-fact

Abercrombie & Fitch Co.	89	2025 Form 10-K