Form 10-Q
period 2026-05-02
ABERCROMBIE & FITCH CO /DE/
filed 2026-06-05
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2026
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Shares outstanding as of May 29, 2026
$0.01 Par Value	44,431,710

Abercrombie & Fitch Co.	2	2026 1Q Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net sales	$1,113,821	$1,097,311
Cost of sales, exclusive of depreciation and amortization	413,838	417,133
Selling expense	431,195	399,937
General and administrative expense	182,754	174,925
Other operating (income) loss, net	(2,763)	3,783
Operating income	88,797	101,533
Interest expense	450	661
Interest income	(5,737)	(7,444)
Interest income, net	(5,287)	(6,783)
Income before income taxes	94,084	108,316
Income tax expense	25,965	26,577
Net income	68,119	81,739
Less: Net income attributable to noncontrolling interests	985	1,326
Net income attributable to A&F	$67,134	$80,413

Net income per share attributable to A&F
Basic	$1.49	$1.63
Diluted	$1.47	$1.59

Weighted-average shares outstanding
Basic	44,969	49,214
Diluted	45,677	50,634

Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	$(1,081)	$10,662
Derivative financial instruments, net of tax	2,054	(12,540)
Other comprehensive income (loss)	973	(1,878)
Comprehensive income	69,092	79,861
Less: Comprehensive income attributable to noncontrolling interests	985	1,326
Comprehensive income attributable to A&F	$68,107	$78,535

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	3	2026 1Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Balance Sheets
(Thousands, except par value amounts)
(Unaudited)

	May 2, 2026	January 31, 2026
Assets
Current assets:
Cash and equivalents	$594,080	$759,540
Marketable securities	25,144	25,036
Receivables	146,042	146,757
Inventories	532,691	601,218
Other current assets	117,202	117,913
Total current assets	1,415,159	1,650,464
Property and equipment, net	686,576	674,079
Operating lease right-of-use assets	1,115,832	997,399
Other assets	235,397	219,932
Total assets	$3,452,964	$3,541,874
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$257,945	$377,465
Accrued expenses	425,149	465,549
Short-term portion of operating lease liabilities	262,316	241,265
Income taxes payable	31,708	21,721
Total current liabilities	977,118	1,106,000
Long-term liabilities:
Long-term portion of operating lease liabilities	1,030,161	926,830
Other liabilities	91,789	88,633
Total long-term liabilities	1,121,950	1,015,463
Stockholders’ equity
Class A Common Stock: $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	395,493	421,662
Retained earnings	3,757,114	3,697,814
Accumulated other comprehensive loss, net of tax (“AOCL”)	(125,195)	(126,168)
Treasury stock, at average cost: 58,869 and 58,295 shares as of May 2, 2026 and January 31, 2026, respectively	(2,688,355)	(2,590,446)
Total Abercrombie & Fitch Co. stockholders’ equity	1,340,090	1,403,895
Noncontrolling interests	13,806	16,516
Total stockholders’ equity	1,353,896	1,420,411
Total liabilities and stockholders’ equity	$3,452,964	$3,541,874

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	4	2026 1Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended May 2, 2026
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, January 31, 2026	45,005	$1,033	$421,662	$16,516	$3,697,814	$(126,168)	58,295	$(2,590,446)	$1,420,411
Net income				985	67,134				68,119
Purchase of Common Stock(1)	(1,156)						1,156	(105,554)	(105,554)
Share-based compensation issuances and exercises	582		(38,244)		(7,834)		(582)	7,645	(38,433)
Share-based compensation expense			12,075						12,075
Derivative financial instruments, net of tax						2,054			2,054
Foreign currency translation adjustments, net of tax						(1,081)			(1,081)
Distribution to noncontrolling interests, net				(3,695)					(3,695)
Ending balance at May 2, 2026	44,431	$1,033	$395,493	$13,806	$3,757,114	$(125,195)	58,869	$(2,688,355)	$1,353,896

	Thirteen Weeks Ended May 3, 2025
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 1, 2025	49,735	$1,033	$422,912	$15,695	$3,196,724	$(139,151)	53,565	$(2,145,890)	$1,351,323
Net income				1,326	80,413				81,739
Purchase of Common Stock(1)	(2,649)						2,649	(201,566)	(201,566)
Share-based compensation issuances and exercises	557		(36,753)		(4,480)		(557)	7,171	(34,062)
Share-based compensation expense			10,591						10,591
Derivative financial instruments, net of tax						(12,540)			(12,540)
Foreign currency translation adjustments, net of tax						10,662			10,662
Distribution to noncontrolling interests, net				(3,553)					(3,553)
Ending balance at May 3, 2025	47,643	$1,033	$396,750	$13,468	$3,272,657	$(141,029)	55,657	$(2,340,285)	$1,202,594
(1)Includes commissions and excise tax on share repurchases

Abercrombie & Fitch Co.	5	2026 1Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Cash Flows
(Thousands)
(Unaudited)

	Thirteen Weeks Ended

	May 2, 2026	May 3, 2025
Operating activities
Net income	$68,119	$81,739
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	42,304	38,576
Amortization of capitalized cloud computing arrangement implementation costs	3,118	4,724
Asset impairment	2,185	679
Loss on disposal	677	629
Provision for deferred income taxes	5,116	9,549
Share-based compensation	12,075	10,591
Changes in assets and liabilities:
Inventories	68,300	35,511
Accounts payable and accrued expenses	(159,339)	(168,939)
Operating lease right-of-use assets and liabilities	5,360	5,048
Income taxes	9,987	7,049
Other assets	(8,723)	(27,872)
Other liabilities	(4,923)	(1,284)
Net cash provided by (used for) operating activities	44,256	(4,000)
Investing activities
Purchases of marketable securities	(9,800)	—
Proceeds from maturities of marketable securities	9,800	20,000
Purchases of property and equipment	(61,341)	(50,764)
Net cash used for investing activities	(61,341)	(30,764)
Financing activities
Purchases of Common Stock	(105,018)	(200,000)
Acquisition of Common Stock for tax withholding obligations	(38,433)	(34,062)
Other financing activities	(4,177)	(451)
Net cash used for financing activities	(147,628)	(234,513)
Effect of foreign currency exchange rates on cash	(787)	7,407
Net decrease in cash and equivalents, and restricted cash and equivalents	(165,500)	(261,870)
Cash and equivalents, and restricted cash and equivalents, beginning of period	766,916	780,395
Cash and equivalents, and restricted cash and equivalents, end of period	$601,416	$518,525
Supplemental information related to non-cash activities
Purchases of property and equipment accrued in accounts payable	$58,350	$63,113
Excise tax liability accrued on share repurchases	536	1,566
Operating lease right-of-use assets additions, net of terminations, impairments and other reductions	192,539	113,827
Supplemental information related to cash activities
Cash paid for income taxes	11,487	9,632
Cash received from income tax refunds	49	319
Cash paid for amounts included in measurement of operating lease liabilities	87,339	73,290

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	6	2026 1Q Form 10-Q

Abercrombie & Fitch Co.
Index for Notes to Condensed Consolidated Financial Statements (Unaudited)

Abercrombie & Fitch Co.	7	2026 1Q Form 10-Q

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

Fiscal year	Year ended/ending	Number of weeks
Fiscal 2025	January 31, 2026	52
Fiscal 2026	January 30, 2027	52
Fiscal 2027	January 29, 2028	52

Interim financial statements

The Condensed Consolidated Financial Statements as of May 2, 2026, and for the thirteen week periods ended May 2, 2026 and May 3, 2025, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements. Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2025 filed with the SEC on March 26, 2026 (the “Fiscal 2025 Form 10-K”). The January 31, 2026 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”).

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2026.

Abercrombie & Fitch Co.	8	2026 1Q Form 10-Q

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
The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and accompanying notes

Condensed Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

(in thousands)	Location	May 2, 2026	January 31, 2026	May 3, 2025	February 1, 2025
Cash and equivalents	Cash and equivalents	$594,080	$759,540	$510,563	$772,727
Restricted cash and equivalents (1)	Other assets	7,336	7,376	7,962	7,668
Cash and equivalents and restricted cash and equivalents		$601,416	$766,916	$518,525	$780,395
(1) Restricted cash and equivalents primarily consist of amounts on deposit with banks that are used as collateral for customary non-debt banking commitments and deposits into trust accounts to conform to standard insurance security requirements.

Abercrombie & Fitch Co.	9	2026 1Q Form 10-Q

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

As of May 2, 2026 and January 31, 2026, $49.9 million and $75.3 million of SCF program liabilities were recorded in accounts payable in the Condensed Consolidated Balance Sheets, respectively. Amounts are reflected as cash used for operating activities in the Condensed Consolidated Statements of Cash Flows when settled.

3. REVENUE RECOGNITION

Disaggregation of revenue

All revenues are recognized in net sales in the Condensed Consolidated Statements of Operations and Comprehensive Income. For information regarding the disaggregation of revenue, refer to Note 14, “SEGMENT REPORTING.”

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of May 2, 2026, January 31, 2026, May 3, 2025, and February 1, 2025:

(in thousands)	May 2, 2026	January 31, 2026	May 3, 2025	February 1, 2025
Gift card liability (1)	$40,218	$48,057	$39,391	$45,364
Loyalty programs liability	34,311	36,878	33,065	32,199
(1)Includes $13.4 million and $9.6 million of revenue recognized during the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively, that was included in the gift card liability at the beginning of January 31, 2026 and February 1, 2025, respectively.

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for the thirteen weeks ended May 2, 2026 and May 3, 2025:

	Thirteen Weeks Ended
(in thousands)	May 2, 2026	May 3, 2025
Revenue associated with gift card redemptions and gift card breakage	$31,477	$30,900
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	15,751	15,312

Abercrombie & Fitch Co.	10	2026 1Q Form 10-Q

4. NET INCOME PER SHARE

Net income per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of A&F’s Class A Common Stock, $0.01 par value (“Common Stock”). The following table provides additional information pertaining to net income per share attributable to A&F for the thirteen weeks ended May 2, 2026 and May 3, 2025:

	Thirteen Weeks Ended
(in thousands)	May 2, 2026	May 3, 2025
Shares of Common Stock issued	103,300	103,300
Weighted-average treasury shares	(58,331)	(54,086)
Weighted-average — basic shares	44,969	49,214
Dilutive effect of share-based compensation awards	708	1,420
Weighted-average — diluted shares	45,677	50,634
Anti-dilutive shares (1)	851	894
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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The following table provides the three levels of the hierarchy and the distribution of the Company’s assets measured at fair value on a recurring basis, as of May 2, 2026 and January 31, 2026:

	Assets and Liabilities at Fair Value as of May 2, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$189,156	$11,187	$—	$200,343
Derivative instruments (2)	—	367	—	367
Rabbi Trust assets (3)	1,164	55,844	—	57,008
Restricted cash equivalents (1)	3,087	629	—	3,716
Total assets	$193,407	$68,027	$—	$261,434

Liabilities:
Derivative instruments (2)	$—	$988	$—	$988
Total liabilities	$—	$988	$—	$988

	Assets and Liabilities at Fair Value as of January 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$341,768	$19,109	$—	$360,877
Derivative instruments (2)	—	350	—	350
Rabbi Trust assets (3)	1,164	55,443	—	56,607
Restricted cash equivalents (1)	3,089	629	—	3,718
Total assets	$346,021	$75,531	$—	$421,552

Liabilities:
Derivative instruments (2)	$—	$2,336	$—	$2,336
Total liabilities	$—	$2,336	$—	$2,336

(1)    Level 1 assets consisted of investments in money market funds and U.S. treasury bills. Level 2 assets consisted of time deposits with original maturities of less than three months.
(2)    Level 2 assets and liabilities consisted primarily of foreign currency exchange forward contracts.

Abercrombie & Fitch Co.	11	2026 1Q Form 10-Q

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

6. PROPERTY AND EQUIPMENT, NET
The following table provides property and equipment, net as of May 2, 2026 and January 31, 2026:

(in thousands)	May 2, 2026	January 31, 2026
Property and equipment, at cost	$2,865,306	$2,815,744
Less: Accumulated depreciation and amortization	(2,178,730)	(2,141,665)
Property and equipment, net	$686,576	$674,079
Refer to Note 8, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during the thirteen weeks ended May 2, 2026 and May 3, 2025.

7. LEASES

The Company is a party to leases related to its Company-operated retail stores, as well as for certain of its distribution centers, office space, information technology and equipment.

The following table provides a summary of the Company’s operating lease costs for the thirteen weeks ended May 2, 2026 and May 3, 2025:

	Thirteen Weeks Ended
(in thousands)	May 2, 2026	May 3, 2025
Single lease cost (1)	$82,422	$69,847
Variable lease cost (2)	47,349	48,575
Operating lease right-of-use asset impairment (3)	668	449
Sublease income	(1,067)	(988)
Total operating lease cost	$129,372	$117,883
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

The Company had minimum commitments related to operating lease contracts that have not yet commenced, primarily for certain Company-operated retail stores, of approximately $53.1 million as of May 2, 2026.

Abercrombie & Fitch Co.	12	2026 1Q Form 10-Q

8. ASSET IMPAIRMENT

The following table provides asset impairment charges for the thirteen weeks ended May 2, 2026 and May 3, 2025:

	Thirteen Weeks Ended
(in thousands)	May 2, 2026	May 3, 2025
Operating lease right-of-use asset impairment	$668	$449
Property and equipment asset impairment	1,517	230
Total asset impairment	$2,185	$679

Asset impairment charges for the thirteen weeks ended May 2, 2026 and May 3, 2025 related to certain of the Company’s store assets, primarily in the EMEA and APAC segments. The store impairment charges for the thirteen weeks ended May 2, 2026 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $83.1 million, including $63.7 million related to operating lease right-of-use assets.

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

Impact of valuation allowances

During the thirteen weeks ended May 2, 2026, the Company did not recognize income tax benefits on $24.9 million of pretax losses, primarily in Switzerland, resulting in adverse tax impacts of $3.9 million.

As of May 2, 2026, the Company had foreign net deferred tax assets of approximately $39.1 million, including $13.6 million and $13.5 million in the United Kingdom and China, respectively. While the Company believes that these net deferred tax assets are more-likely-than-not to be realized, it is not a certainty, as the Company continues to evaluate and respond to situations as they emerge. Should circumstances change, the net deferred tax assets may become subject to additional valuation allowances in the future. Additional valuation allowances would result in additional tax expense.

During the thirteen weeks ended May 3, 2025, the Company did not recognize income tax benefits on $10.0 million of pre-tax losses, primarily in Switzerland, resulting in adverse tax impacts of $1.5 million.

As of January 31, 2026, the Company had foreign net deferred tax assets of approximately $35.1 million, including $13.2 million, and $11.7 million in the United Kingdom and China, respectively.

Share-based compensation

Refer to Note 11, “SHARE-BASED COMPENSATION,” for details on income tax benefits and charges related to share-based compensation awards during the thirteen weeks ended May 2, 2026 and May 3, 2025.

Abercrombie & Fitch Co.	13	2026 1Q Form 10-Q

10. BORROWINGS

ABL Facility

The Amended and Restated Credit Agreement, as amended, of Abercrombie & Fitch Management Co. (“A&F Management”), a wholly-owned indirect subsidiary of A&F, provides for a senior secured asset-based revolving credit facility of up to $500 million (the “ABL Facility”), which matures on August 2, 2029. The terms of the Company’s ABL Facility have remained unchanged from those disclosed in Note 13, “BORROWINGS,” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of the Fiscal 2025 Form 10-K.

The Company did not have any borrowings outstanding under the ABL Facility as of May 2, 2026 or as of January 31, 2026.

As of May 2, 2026, availability under the ABL Facility was $499.5 million, net of $0.5 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $36 million under the ABL Facility, borrowing capacity available to the Company under the ABL Facility was $449.5 million as of May 2, 2026.

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

The Company was in compliance with all debt covenants under these agreements as of May 2, 2026.

11. SHARE-BASED COMPENSATION

Financial statement impact

The following table provides share-based compensation expense and the related income tax impacts for the thirteen weeks ended May 2, 2026 and May 3, 2025:

	Thirteen Weeks Ended
(in thousands)	May 2, 2026	May 3, 2025
Share-based compensation expense	$12,075	$10,591
Income tax benefits associated with share-based compensation expense recognized	1,661	1,398

The following table provides discrete income tax benefits and charges related to share-based compensation awards during the thirteen weeks ended May 2, 2026 and May 3, 2025:

	Thirteen Weeks Ended
(in thousands)	May 2, 2026	May 3, 2025
Income tax discrete benefits realized for tax deductions related to the issuance of shares	$3,559	$4,591

The following table provides the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting for the thirteen weeks ended May 2, 2026 and May 3, 2025:

	Thirteen Weeks Ended
(in thousands)	May 2, 2026	May 3, 2025
Employee tax withheld upon issuance of shares (1)	$38,433	$34,062
(1)    Classified within financing activities on the Condensed Consolidated Statements of Cash Flows.

Abercrombie & Fitch Co.	14	2026 1Q Form 10-Q

Restricted stock units

The following table provides the summarized activity for restricted stock units for the thirteen weeks ended May 2, 2026:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at January 31, 2026	975,804	$66.81	342,566	$56.31	171,304	$74.95
Granted	357,454	86.47	100,324	86.42	50,168	109.30
Adjustments for performance achievement	—	—	196,438	28.36	98,224	41.20
Vested	(426,946)	54.00	(392,876)	28.36	(196,448)	41.20
Forfeited	(13,109)	71.80	—	—	—	—
Unvested at May 2, 2026 (1)	893,203	$80.72	246,452	$90.85	123,248	$115.83
(1)    Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can be achieved from zero up to 200% of their target vesting amount.

The following table provides the unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units as of May 2, 2026:

	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost (in thousands)	$66,451	$15,569	$9,337
Remaining weighted-average period cost is expected to be recognized (years)	1.4	1.2	1.2

The following table provides additional information pertaining to restricted stock units for the thirteen weeks ended May 2, 2026 and May 3, 2025:

	Thirteen Weeks Ended
(in thousands)	May 2, 2026	May 3, 2025
Service-based restricted stock units:
Total grant date fair value of awards granted	$30,909	$31,388
Total grant date fair value of awards vested	23,055	20,341

Performance-based restricted stock units:
Total grant date fair value of awards granted	8,670	7,500
Total grant date fair value of awards vested	11,142	9,845

Market-based restricted stock units:
Total grant date fair value of awards granted	5,483	4,093
Total grant date fair value of awards vested	8,094	7,214

The following table provides the weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the thirteen weeks ended May 2, 2026 and May 3, 2025:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Grant date market price	$86.42	$78.69
Fair value	109.30	85.88

Price volatility	60%	61%
Expected term (years)	2.9	2.9
Risk-free interest rate	3.6%	3.8%
Average volatility of peer companies	48.2	45.6
Average correlation coefficient of peer companies	0.4229	0.4430

Abercrombie & Fitch Co.	15	2026 1Q Form 10-Q

12. DERIVATIVE INSTRUMENTS

The Company is exposed to risks associated with changes in foreign currency exchange rates and uses derivative instruments, primarily forward contracts, to manage the financial impacts of these exposures. The Company does not use forward contracts to engage in currency speculation and does not enter into derivative financial instruments for trading purposes.

The Company uses derivative instruments, primarily forward contracts designated as cash flow hedges, to hedge the foreign currency exchange rate exposure associated with forecasted foreign-currency-denominated intercompany inventory transactions with foreign subsidiaries before inventory is sold to third parties. Fluctuations in exchange rates will either increase or decrease the Company’s intercompany equivalent cash flows and affect the Company’s U.S. dollar earnings. Gains or losses on the foreign currency exchange forward contracts that are used to hedge these exposures are expected to partially offset this variability. Foreign currency exchange forward contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed upon settlement date. These foreign currency exchange forward contracts typically have a maximum term of twelve months. The conversion of the inventory to cost of sales, exclusive of depreciation and amortization, will result in the reclassification of related derivative gains and losses that are reported in AOCL on the Condensed Consolidated Balance Sheets into earnings.

The Company also uses foreign currency exchange forward contracts to hedge certain foreign-currency-denominated net monetary assets and liabilities, such as cash balances, receivables and payables. Fluctuations in foreign currency exchange rates result in transaction gains or losses being recorded in earnings, as monetary assets and liabilities are remeasured at the spot exchange rate at quarter-end and upon settlement. The Company has chosen not to apply hedge accounting to these instruments because there are no differences in the timing of gain or loss recognition on the hedging instruments and the hedged items.

As of May 2, 2026, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany transactions:

(in thousands)	Notional Amount (1)
Euro	$59,216
British pound	69,163
Canadian dollar	35,170
(1)    Amounts reported are the U.S. dollar notional amounts outstanding as of May 2, 2026.

As of May 2, 2026, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge foreign-currency-denominated net monetary assets and liabilities:

(in thousands)	Notional Amount (1)
Euro	17,623
(1)    Amounts reported are the U.S. dollar notional amounts outstanding as of May 2, 2026.

The fair value of derivative instruments is determined using quoted market prices of the same or similar instruments, adjusted for counterparty risk. The following table provides the location and amounts of derivative fair values of foreign currency exchange forward contracts on the Condensed Consolidated Balance Sheets as of May 2, 2026 and January 31, 2026:

(in thousands)	Location	May 2, 2026	January 31, 2026	Location	May 2, 2026	January 31, 2026
Derivatives designated as cash flow hedging instruments	Other current assets	$354	$24	Accrued expenses	$946	$2,336
Derivatives not designated as hedging instruments	Other current assets	13	326	Accrued expenses	42	—
Total		$367	$350		$988	$2,336

The following table provides information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for the thirteen weeks ended May 2, 2026 and May 3, 2025:

	Thirteen Weeks Ended
(in thousands)	May 2, 2026	May 3, 2025
Net gain (loss) recognized in AOCL (1)	$1,390	$(11,336)
Net (loss) gain reclassified from AOCL to cost of sales, exclusive of depreciation and amortization (2)	(695)	1,600
(1)Amount represents the change in fair value of derivative instruments.
(2)Amount represents gains and losses reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income when the hedged item affects earnings, which is when merchandise is converted to cost of sales, exclusive of depreciation and amortization.

Substantially all of the unrealized gain will be recognized in costs of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income over the next twelve months.

Abercrombie & Fitch Co.	16	2026 1Q Form 10-Q

The following table provides additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for the thirteen weeks ended May 2, 2026 and May 3, 2025:

	Thirteen Weeks Ended
(in thousands)	May 2, 2026	May 3, 2025
Net (loss) gain, net recognized in other operating (income) loss, net	$(111)	$366

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables provide activity in AOCL for the thirteen weeks ended May 2, 2026:

	Thirteen Weeks Ended May 2, 2026
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 31, 2026	$(123,535)	$(2,633)	$(126,168)
Other comprehensive (loss) income before reclassifications	(1,081)	1,390	309
Reclassified net loss from AOCL (1)	—	695	695
Tax effect	—	(31)	(31)
Other comprehensive (loss) income after reclassifications	(1,081)	2,054	973
Ending balance at May 2, 2026	$(124,616)	$(579)	$(125,195)

(1)    Amount represents gains and losses reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income.

The following tables provide activity in AOCL for the thirteen weeks ended May 3, 2025:

	Thirteen Weeks Ended May 3, 2025
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 1, 2025	$(143,883)	$4,732	$(139,151)
Other comprehensive income (loss) before reclassifications	10,662	(11,336)	(674)
Reclassified net gain from AOCL (1)	—	(1,600)	(1,600)
Tax effect	—	396	396
Other comprehensive income (loss) after reclassifications	10,662	(12,540)	(1,878)
Ending balance at May 3, 2025	$(133,221)	$(7,808)	$(141,029)

(1)    Amount represents gains and losses reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

Abercrombie & Fitch Co.	17	2026 1Q Form 10-Q

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

The following tables provide the Company’s segment information for the thirteen weeks ended May 2, 2026 and May 3, 2025 and as of May 2, 2026, January 31, 2026 and May 3, 2025:

	Thirteen Weeks Ended May 2, 2026
(in thousands)	Americas (1)	EMEA	APAC	Total
Net sales	$899,944	$167,373	$46,504	$1,113,821
Cost of sales, exclusive of depreciation and amortization	334,396	62,841	16,601	413,838
Store occupancy (2)	93,152	34,615	12,431	140,198
Fulfillment (2)	81,550	21,366	5,585	108,501
Other expense (3)	159,917	45,147	12,772	217,836
Segment income (loss)	$230,929	$3,404	$(885)	$233,448
Operating loss not attributed to segments:
Corporate and other unallocated expenses (4)				(144,651)
Operating income				$88,797
Interest income, net				(5,287)
Income before income taxes				$94,084

Depreciation and amortization	$23,615	$6,743	$2,652	$33,010
Depreciation and amortization not attributed to segments				9,294
Total depreciation and amortization				$42,304

Capital expenditures	$45,121	$12,270	$1,081	$58,472
Capital expenditures not attributed to segments				2,869
Total capital expenditures				$61,341

	Thirteen Weeks Ended May 3, 2025
(in thousands)	Americas (1)	EMEA	APAC	Total
Net sales	$874,804	$185,036	$37,471	$1,097,311
Cost of sales, exclusive of depreciation and amortization	329,923	73,597	13,613	417,133
Store occupancy (2)	84,920	28,974	10,525	124,419
Fulfillment (2)	85,046	23,486	4,933	113,465
Other expense (3)	147,955	42,945	12,810	203,710
Segment income (loss)	$226,960	$16,034	$(4,410)	$238,584
Operating loss not attributed to segments:
Corporate and other unallocated expenses (4)				(137,051)
Operating income				$101,533
Interest income, net				(6,783)
Income before income taxes				$108,316

Depreciation and amortization	$22,955	$5,595	$2,038	$30,588
Depreciation and amortization not attributed to segments				7,988
Total depreciation and amortization				$38,576

Capital expenditures	$30,038	$8,029	$4,022	$42,089
Capital expenditures not attributed to segments				8,675
Total capital expenditures				$50,764
(1)Includes the U.S., Canada, and Latin America. Net sales in the U.S. were $0.9 billion and $0.8 billion for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively.
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
(4)Corporate and other unallocated expenses represent corporate overhead expenses that have not been allocated to any segment.

Abercrombie & Fitch Co.	18	2026 1Q Form 10-Q

(in thousands)	May 2, 2026	January 31, 2026	May 3, 2025
Assets
Inventories
Americas	$425,739	$480,078	$432,576
EMEA	90,215	94,292	86,582
APAC	16,737	26,848	22,901
Total inventories	$532,691	$601,218	$542,059
Assets not attributed to segments	2,920,273	2,940,656	2,554,117
Total assets	$3,452,964	$3,541,874	$3,096,176

The Company’s long-lived assets and intellectual property, which primarily relates to trademark assets associated with the Company’s global operations, by geographic area as of May 2, 2026, January 31, 2026 and May 3, 2025 were as follows:

(in thousands)	May 2, 2026	January 31, 2026	May 3, 2025
Americas (1) (2)	$1,301,144	$1,165,532	$1,044,664
EMEA (3)	402,561	398,189	324,531
APAC	116,162	125,433	124,238
Total	$1,819,867	$1,689,154	$1,493,433
(1)Includes the U.S., Canada, and Latin America. Long-lived assets and intellectual property located in the U.S. were $1.2 billion, $1.1 billion, and $1.0 billion as of May 2, 2026, January 31, 2026, and May 3, 2025, respectively.
(2)Includes intellectual property of $2.9 million, $2.9 million, and $2.9 million as of May 2, 2026, January 31, 2026, and May 3, 2025, respectively.
(3)Includes intellectual property of $14.6 million, $14.8 million, and $16.4 million as of May 2, 2026, January 31, 2026, and May 3, 2025, respectively.

Brand Information

The following table provides additional disaggregated revenue information, which is categorized by brand, for the thirteen weeks ended May 2, 2026 and May 3, 2025:

	Thirteen Weeks Ended
(in thousands)	May 2, 2026	May 3, 2025
Abercrombie	$564,719	$547,947
Hollister	549,102	549,364
Total	$1,113,821	$1,097,311

15. CONTINGENCIES

On February 20, 2026, the U.S. Supreme Court ruling invalidated tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), striking down the 10% universal baseline tariff, as well as the country-specific tariffs. On March 4, 2026, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection to refund IEEPA tariffs that were previously collected.

The Company will apply a gain contingency model in accordance with Accounting Standards Codification Topic 450, Contingencies, to account for potential refunds of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the condensed consolidated financial statements until the gain is realized or realizable. Any refunds, when recognized, would be reflected as a reduction of Inventories on the Condensed Consolidated Balance Sheet to the extent the related goods remain on hand, or as a reduction of Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income for amounts related to goods already sold.

Following the February 2026 U.S. Supreme Court decision invalidating certain tariffs imposed under IEEPA, the Company applied for refunds of IEEPA-tariffs previously paid. As of May 2, 2026, the Company had not recognized any amounts related to any potential refunds.The approval, timing, and amount of any refunds are uncertain.

Abercrombie & Fitch Co.	19	2026 1Q Form 10-Q

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by the Company or its management and authorized spokespeople involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s and management’s control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “should,” “are confident,” “will,” “could,” “outlook,” or the negative versions of those words or other comparable words, and similar expressions may identify forward-looking statements. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. Factors that could cause results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to, the risks described or referenced in Part I, Item 1A. “Risk Factors,” in the Company’s Fiscal 2025 Form 10-K and otherwise in our subsequent reports and filings with the SEC, as well as the following:
•risks and uncertainties related to global trade policy and international trade disputes, including the impact of the imposition or threat of imposition of new or increased tariffs or modification of existing tariffs by the United States or foreign governments, uncertainty regarding the timing and implementation of changes to existing tariff programs, the availability, timing, and amount of potential tariff refunds, or other changes to trade policies or arrangements;
•risks related to changes in global economic and financial conditions, including inflation, and resulting impacts on consumer confidence and spending, and on our operating results, financial condition, and expense management;
•risks and uncertainties related to the effectiveness and optimization of recently implemented enterprise resource planning (“ERP”) systems, including the ability to realize expected benefits and manage post-implementation activities;
•risks related to our global operations and supply chain, including political or climate-related conditions in the countries where we sell or source our products, and the resulting impacts on transportation and freight costs;
•risks related to the geopolitical landscape and ongoing armed conflicts, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience, including regional conflicts in the Middle East, and the impact of such conflicts or events on international trade, consumer demand, supplier delivery, energy costs, or freight costs;
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
•risks related to our ability to execute on, and maintain the success of, our current or any future strategic and growth initiatives, including risks related to the review of strategic alternatives for our APAC business;
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
•risks related to reputational harm to the Company, its officers, and directors;
•risks related to actual or threatened litigation; and
•uncertainties related to future legislation, regulatory reform, policy changes, or interpretive guidance on existing laws and regulations.

Abercrombie & Fitch Co.	20	2026 1Q Form 10-Q

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
•Current Trends and Outlook. A discussion related to certain of the Company’s focus areas for the current fiscal year and a discussion of certain risks and challenges, as well as a summary of the Company’s performance for the thirteen weeks ended May 2, 2026 and May 3, 2025.
•Results of Operations. An analysis of certain components of the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended May 2, 2026 and May 3, 2025.
•Liquidity and Capital Resources. A discussion of the Company’s financial condition, changes in financial condition and liquidity as of May 2, 2026, which includes (i) an analysis of financial condition as compared to January 31, 2026; (ii) an analysis of changes in cash flows for the thirteen weeks ended May 2, 2026, as compared to the thirteen weeks ended May 3, 2025; and (iii) an analysis of liquidity, including availability under the Company’s ABL Facility (as defined below), the Company’s share repurchase program, and covenant compliance.
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

Abercrombie & Fitch Co.	21	2026 1Q Form 10-Q

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

The Company’s fiscal year ends on the Saturday closest to January 31. All references herein to the Company’s fiscal years are as follows:

Fiscal year	Year ended/ending	Number of weeks
Fiscal 2025	January 31, 2026	52
Fiscal 2026	January 30, 2027	52
Fiscal 2027	January 29, 2028	52

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

CURRENT TRENDS AND OUTLOOK

Focus areas for Fiscal 2026

Over the last several years, A&F has worked to successfully transform its brands, business and culture, while delivering on its financial commitments. As the Company looks forward, it is focused on evaluating opportunities that continue to deliver sustainable, profitable growth. The Company expects to:

•Deliver Consistent Global Growth Across Brands by investing in owned-and-operated channels with the expectation of continued net sales growth, including through net new store openings, digital fulfillment, and marketing

•Expand Channels and Categories by increasing net sales growth in new and select markets through the use of franchise, wholesale, and licensing partnerships. The Company also plans to expand into new, adjacent product categories that resonate with each brand’s target customer.

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

Tariffs

Changes in trade policy and related uncertainty, including enacted and proposed tariffs affecting countries from which we source a significant portion of our merchandise, have resulted in a dynamic and unpredictable trade environment that has adversely impacted our business and operations. These impacts include volatility in duties on merchandise sourced from impacted countries and added complexity to our supply chain and sourcing processes.

While certain tariffs have been struck down, modified, or replaced, other tariffs have subsequently been imposed or proposed, including the imposition of a temporary 10% global tariff pursuant to Section 122 of the Trade Act of 1974 through July 24, 2026. Additional, increased, or modified tariffs may be imposed without warning through various statutes and trade authorities, which could lead to weakened business conditions for our industry and could result in increases to the cost of merchandise sourced

Abercrombie & Fitch Co.	22	2026 1Q Form 10-Q

from impacted countries.

Following the February 2026 U.S. Supreme Court decision invalidating certain tariffs imposed under IEEPA, the Company applied for refunds of IEEPA tariffs previously paid; however the timing, approval, and amount of such refunds ultimately received remains uncertain. As of May 2, 2026, the Company had not recognized any refunds of IEEPA tariffs.

Based on current assumptions regarding tariffs on goods imported into the U.S., including the impact of a 10% tariff rate for the fiscal second quarter and a 15% tariff rate thereafter for the remainder of Fiscal 2026, factoring in certain planned mitigation strategies and excluding any refunds of IEEPA tariffs, we expect to incur approximately $10 million of incremental impact, or approximately 20 basis points as a percentage of net sales, compared to Fiscal 2025, which would negatively impact our operating income during Fiscal 2026.

The Company continues to evaluate the impact of tariffs and other trade policies on its business and is executing against our playbook of mitigation strategies, which includes evaluating supply chain footprint changes, supply chain vendor negotiations, pursuing operating expense reductions, and determining ways to increase average unit retail (“AUR”).

Current macroeconomic conditions and global events

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

In addition, as a global multi-brand omnichannel specialty retailer, with operations in North America, Europe, the Middle East, and Asia, among other regions, we are exposed to global events and geopolitical developments, including armed conflicts in certain regions, that may adversely impact our operations and consumer demand in affected markets. For example, armed conflicts in the Middle East have disrupted, and may continue to affect, consumer demand patterns in affected markets. Management continues to monitor global events and assess the potential impacts that these and similar events may have on the business in future periods. Although management also develops and updates contingency plans to assist in mitigating potential impacts, it is possible that the Company’s preparations for such events are not adequate to mitigate their impact, and that these events could further adversely affect its business and results of operations.

Supply chain disruptions

Global supply chain conditions continue to be affected by disruptions in major maritime routes, higher transportation and logistics costs, and increased competition for supply chain capacity due to uncertainty in the global trade environment and ongoing armed conflicts. For example, armed conflicts in the Middle East have contributed to elevated freight rates and longer transit times compared to historical levels, and prolonged or escalating conflicts could result in additional supply chain disruption, including higher energy and transportation costs (such as fuel related charges), shipping delays, or increased costs from using air freight instead of ocean freight to mitigate inventory delays.

Store Count

As of May 2, 2026, the Company operated 834 retail stores and the Company’s franchisees operated 62 franchise stores across the Company’s regions and brands as detailed in the table below.

	Americas	EMEA	APAC	Total
Company-owned
Abercrombie	240	38	31	309
Hollister	399	101	25	525
Company-owned total	639	139	56	834

Franchise
Abercrombie	21	9	8	38
Hollister	10	10	4	24
Franchise total	31	19	12	62

Total	670	158	68	896
For Company-owned gross square footage by geographic region and brand as of January 31, 2026, and February 1, 2025, refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” included in the Fiscal 2025 Form 10-K.

Abercrombie & Fitch Co.	23	2026 1Q Form 10-Q

Global store network modernization and growth

The Company has a goal of finding the right size, right location and right economics for omni-enabled stores that cater to local customers. The Company continues to use data to inform its focus on aligning store square footage with digital penetration, and has delivered new store experiences across brands during Fiscal 2026.

Through the end of the first fiscal quarter, the Company opened six new stores, remodeled 24 stores and right-sized two stores, while closing one store. As part of this focus, the Company’s store investment plan includes delivering approximately 30 net store openings during Fiscal 2026 consisting of opening approximately 50 new stores, while closing approximately 20 stores, pending negotiations with our landlord partners. Additionally, the Company expects approximately 80 remodels and right-sizes during Fiscal 2026, pending negotiations with our landlord partners.

Future closures could be completed through natural lease expirations, while certain other leases include early termination options that can be exercised under specific conditions. The Company may also elect to exit or modify other leases, and could incur charges related to these actions.

For a discussion of material risks that have the potential to cause our actual results to differ materially from our expectations, refer to Part I, “Item 1A. Risk Factors” on the Fiscal 2025 Form 10-K.

Summary of results
The following provides a summary of results for the thirteen weeks ended May 2, 2026 and May 3, 2025:

	GAAP		Non-GAAP (1)
Thirteen Weeks Ended	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025
Net sales (in thousands)	$1,113,821	$1,097,311
Change in net sales	2%	8%
Comparable sales (2)			(1)%	4%
Operating income (in thousands)	$88,797	$101,533
Operating income margin	8.0%	9.3%
Net income attributable to A&F (in thousands)	$67,134	$80,413
Net income per diluted share attributable to A&F	1.47	1.59
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

Certain components of the Company’s Condensed Consolidated Balance Sheets as of May 2, 2026 and January 31, 2026 were as follows:

(in thousands)	May 2, 2026	January 31, 2026
Cash and equivalents	$594,080	$759,540
Marketable securities	25,144	25,036
Inventories	532,691	601,218

Certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirteen-week periods ended May 2, 2026 and May 3, 2025 were as follows:

(in thousands)	May 2, 2026	May 3, 2025
Net cash provided by (used for) operating activities	$44,256	$(4,000)
Net cash used for investing activities	(61,341)	(30,764)
Net cash used for financing activities	(147,628)	(234,513)

Abercrombie & Fitch Co.	24	2026 1Q Form 10-Q

RESULTS OF OPERATIONS

The estimated basis point (“BPS”) change disclosed throughout this Results of Operations section has been rounded based on the change in the percentage of net sales.

Net sales

Net sales by segment are presented by attributing revenues to a physical store location or geographical region that fulfills the order. The Company’s net sales by reportable segment for the thirteen weeks ended May 2, 2026 and May 3, 2025 were as follows:

	Thirteen Weeks Ended
(in thousands, except ratios)	May 2, 2026	May 3, 2025	$ Change	% Change	Comparable Sales (1)
By segment:
Americas	$899,944	$874,804	$25,140	3%	1%
EMEA	167,373	185,036	(17,663)	(10)	(11)
APAC	46,504	37,471	9,033	24	15
Total	$1,113,821	$1,097,311	$16,510	2	(1)
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

For the first quarter of Fiscal 2026, net sales increased 2%, as compared to the first quarter of Fiscal 2025. The increase was primarily attributable to low-single-digit AUR growth, driven by selected changes to tickets and promotions, coupled with an increase in new owned and operated stores and favorable foreign currency. The year-over-year increase in net sales reflects negative comparable sales of (1)%, as compared to the first quarter of Fiscal 2025. On a geographic basis for the first quarter of Fiscal 2026:
•Net sales growth in the Americas region of 3% and 1% on a reported and comparable sales basis, respectively. The reported increase was primarily attributable to low-single-digit AUR growth, and low-single-digit direct channel unit volume growth with an increases in Company-owned and operated stores, and digital channels. The comparable sales growth percentage is lower than net sales growth percentage, as comparable sales excludes the net impact of new store openings during the period which had a benefit on net sales growth.
•Net sales decline in the EMEA region of (10)% and (11)% on a reported and comparable sales basis, respectively. The reported decline was attributable lower third-party volume, particularly in the Middle East and other European markets as regional conflict conditions escalated during the quarter, partially offset by a low-single-digit AUR growth and favorable foreign currency. Direct unit channel volume decreased by high-single digits, with decreases in Company-owned and operated stores and digital channels.
•Net sales growth in the APAC region of 24% and 15% on a reported and comparable sales basis, respectively. The reported increase was led by high-single-digit AUR growth, higher third-party volume and favorable foreign currency. Direct unit channel volume increased low-double digits with increases in Company-owned and operated stores and digital channels. The comparable sales growth percentage is lower than net sales growth percentage, as comparable sales excludes the net impact of new store openings during the period which had a benefit on net sales growth.

The Company’s net sales by brand for the thirteen weeks ended May 2, 2026 and May 3, 2025 were as follows:

	Thirteen Weeks Ended
(in thousands, except ratios)	May 2, 2026	May 3, 2025	$ Change	% Change	Comparable Sales (1)
Abercrombie	$564,719	$547,947	$16,772	3%	—%
Hollister	549,102	549,364	(262)	—	(2)
Total	$1,113,821	$1,097,311	$16,510	2	(1)
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

Cost of sales, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	May 2, 2026		May 3, 2025
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$413,838	37.2%	$417,133	38.0%	(80)

For the first quarter of Fiscal 2026, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 80 basis points, as compared to the first quarter of Fiscal 2025. The percentage decrease was primarily attributable to cost of sales leverage from a 180 basis point decline in freight costs, a decline in foreign currency and AUR growth driven by selected changes to tickets and promotions, partially offset by 180 basis points of adverse tariff impacts, compared to the first quarter of Fiscal 2025.

Abercrombie & Fitch Co.	25	2026 1Q Form 10-Q

Selling expense

	Thirteen Weeks Ended
	May 2, 2026		May 3, 2025
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Selling expense	$431,195	38.7%	$399,937	36.4%	230

For the first quarter of Fiscal 2026, selling expense increased by $31 million, as compared to the first quarter of Fiscal 2025. Selling expense as a percentage of net sales increased 230 basis points, as compared to the first quarter of Fiscal 2025. The increase in rate was primarily driven by expense deleverage, with an approximate 190 basis point increase in store occupancy, payroll and other controllable costs, an approximate 90 basis point increase in marketing, partially offset by an approximate 60 basis point decline in fulfillment expense.

General and administrative expense

	Thirteen Weeks Ended
	May 2, 2026		May 3, 2025
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
General and administrative expense	$182,754	16.4%	$174,925	15.9%	50

For the first quarter of Fiscal 2026, general and administrative expense increased by $8 million, as compared to the first quarter of Fiscal 2025. General and administrative expense as a percentage of net sales increased 50 basis points, as compared to the first quarter of Fiscal 2025. The increase in expense rate was primarily driven by a 60 basis point increase in employee compensation costs, occupancy and other administrative expenses.

Other operating (income) loss, net

	Thirteen Weeks Ended
	May 2, 2026		May 3, 2025
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Other operating (income) loss, net	$(2,763)	(0.2)%	$3,783	0.3%	(50)

Operating income

	Thirteen Weeks Ended
	May 2, 2026		May 3, 2025
(in thousands, except ratios)		% of Net sales(1)		% of Net sales(1)	BPS Change
Americas	$230,929	25.7%	$226,960	25.9%	(20)
EMEA	3,404	2.0	16,034	8.7	(670)
APAC	(885)	(1.9)	(4,410)	(11.8)	990
Operating loss not attributed to segments	(144,651)		(137,051)
Operating income	$88,797	8.0	$101,533	9.3	(130)
(1)    Segment operating income as a percentage of net sales is calculated by attributing the segment’s operating income with the respective net sales in the segment.
For the first quarter of Fiscal 2026, operating income decreased by $13 million, or 130 basis points, as a percentage of net sales, as compared to the first quarter of Fiscal 2025.
•Operating income for the Americas region increased $4 million, and decreased 20 basis points as a percentage of region net sales, as compared to the first quarter of Fiscal 2025. The decrease as a percent of sales was primarily attributed to deleverage in marketing investments and store-related expenses, partially offset by cost of sales leverage.
•Operating income for the EMEA region decreased $12.6 million or 670 basis points as a percentage of region net sales, as compared to the first quarter of Fiscal 2025. The decrease as a percent of sales is primarily attributed to deleverage in store-related expenses, partially offset by cost of sales leverage.
•Operating (loss) for the APAC region decreased by $3.5 million or 990 basis points as a percentage of region net sales, as compared to the first quarter of Fiscal 2025. The decrease as a percent of sales is primarily attributed to leverage in cost of sales, store-related, fulfillment and administrative expenses.

Abercrombie & Fitch Co.	26	2026 1Q Form 10-Q

Interest income, net

	Thirteen Weeks Ended
	May 2, 2026		May 3, 2025
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Interest expense	$450	—%	$661	0.1%	(10)
Interest income	(5,737)	(0.5)	(7,444)	(0.7)	20
Interest income, net	$(5,287)	(0.5)	$(6,783)	(0.6)	10

For the first quarter of Fiscal 2026, interest income, net decreased $1.5 million, as compared to the first quarter of Fiscal 2025. The net decrease was a result of a reduction in interest income due to the decrease in balance and yield on time deposits and money market accounts compared to the first quarter of Fiscal 2025.

Income tax expense

	Thirteen Weeks Ended
	May 2, 2026		May 3, 2025
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$25,965	27.6%	$26,577	24.5%

The change in the effective tax rate for the first quarter of Fiscal 2026, as compared with the first quarter of Fiscal 2025, is due to jurisdictional mix and a lower tax benefit on share-based compensation compared with the prior-year period

Refer to Note 9, “INCOME TAXES.”

Net income attributable to A&F

	Thirteen Weeks Ended
	May 2, 2026		May 3, 2025
(in thousands)		% of Net sales		% of Net sales	BPS Change
Net income attributable to A&F	$67,134	6.0%	$80,413	7.3%	(130)

Net income per share attributable to A&F

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025	$ Change
Net income per diluted share attributable to A&F	$1.47	$1.59	$(0.12)
Impact from changes in foreign currency exchange rates	—	0.11	(0.11)
Net income per diluted share attributable to A&F on a constant currency basis (1)	$1.47	$1.70	$(0.23)
(1)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

EBITDA

	Thirteen Weeks Ended
	May 2, 2026		May 3, 2025
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Net income	$68,119	6.1%	$81,739	7.4%	(130)
Income tax expense	25,965	2.3	26,577	2.4	(10)
Interest income, net	(5,287)	(0.5)	(6,783)	(0.6)	10
Depreciation and amortization	42,304	3.9	38,576	3.6	30
EBITDA (1)	$131,101	11.8	$140,109	12.8	(100)
(1)EBITDA is a supplemental financial measure that is not defined or prepared in accordance with GAAP. EBITDA is defined as net income before interest, income taxes and depreciation and amortization.

Abercrombie & Fitch Co.	27	2026 1Q Form 10-Q

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

When evaluating opportunities for investments in the business, management considers alignment with initiatives that position the business for sustainable long-term growth and with the Company’s strategic priorities as described within Part I, “Item 1. Business - STRATEGY AND KEY BUSINESS PRIORITIES” included in the Fiscal 2025 Form 10-K, including being opportunistic regarding areas for growth. Examples of potential investment opportunities include, but are not limited to, new store experiences, and investments in the Company’s digital and omnichannel initiatives. Historically, the Company has utilized free cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as marketing, digital and omnichannel investments, and information technology. For the year-to-date period ended May 2, 2026, the Company invested $61.3 million towards capital expenditures. Total capital expenditures for Fiscal 2026 are expected to be around $225 million.

The Company measures liquidity using total cash and cash equivalents and incremental borrowing available under the ABL Facility. As of May 2, 2026, the Company had cash and cash equivalents of $594.1 million and total liquidity of approximately $1.0 billion, compared with cash and cash equivalents of $759.5 million and total liquidity of approximately $1.2 billion at the beginning of Fiscal 2026.

Share repurchases

In March 2025, the Company announced that the Board of Directors approved a $1.3 billion share repurchase program (the “2025 Authorization”), which replaced the prior share repurchase program of $500 million authorized by the Board of Directors in 2021. The 2025 Authorization does not have an expiration date.

During the fiscal year-to-date period ended May 2, 2026, the Company repurchased approximately 1.2 million shares of its Common Stock pursuant to the 2025 Authorization for approximately $105 million. As of May 2, 2026, the Company had $745 million in share repurchases remaining under the 2025 Authorization.

Historically, the Company has repurchased shares of its Common Stock from time to time, which repurchases are dependent on excess liquidity, market conditions and business conditions, with the objectives of returning excess cash to shareholders and offsetting dilution from issuances of Common Stock associated with the vesting of restricted stock units. Shares may be repurchased from time to time in the open market or private transactions in such manner as may be deemed advisable from time to time (including, without limitation, pursuant to accelerated share repurchase programs, one or more 10b5-1 trading plans, or any other method deemed advisable) and may be discontinued at any time. The timing and amount of any such repurchases will be determined based on an evaluation of market conditions, the Company’s share price, legal requirements, and other factors. The Company is not obligated to repurchase any specific amount of shares of its Common Stock.

Abercrombie & Fitch Co.	28	2026 1Q Form 10-Q

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

As of May 2, 2026, the Company did not have any borrowings outstanding under the ABL Facility.

Details regarding the remaining borrowing capacity under the ABL Facility as of May 2, 2026 are as follows:

(in thousands)	May 2, 2026
Loan cap	$500,000
Less: Outstanding stand-by letters of credit	(469)
Borrowing capacity	499,531
Less: Minimum excess availability (1)	(50,000)
Borrowing capacity available	$449,531
(1)    Under the ABL Facility, the Company must maintain excess availability equal to the greater of 10% of the loan cap or $36 million.

Refer to Note 10, “BORROWINGS.”

Income taxes

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S. without incurring additional federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019 are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds could be repatriated without incurring additional tax expense. As of May 2, 2026, $225.7 million of the Company’s $594.1 million of cash and equivalents were held by foreign affiliates.

Refer to Note 9, “INCOME TAXES.”

Analysis of cash flows

The table below provides certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 2, 2026 and May 3, 2025:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
(in thousands)
Cash and equivalents, and restricted cash and equivalents, beginning of period	$766,916	$780,395
Net cash provided by (used for) operating activities	44,256	(4,000)
Net cash used for investing activities	(61,341)	(30,764)
Net cash used for financing activities	(147,628)	(234,513)
Effect of foreign currency exchange rates on cash	(787)	7,407
Net decrease in cash and equivalents, and restricted cash and equivalents	(165,500)	(261,870)
Cash and equivalents, and restricted cash and equivalents, end of period	$601,416	$518,525

Abercrombie & Fitch Co.	29	2026 1Q Form 10-Q

Operating activities - For the fiscal year-to-date period ended May 2, 2026, net cash provided by operating activities increased by $48.3 million, primarily related to $32.8 million in lower inventory receipts and increased cash receipts as a result of the 2% year-over-year increase in net sales, as well as $9.6 million from the impact from changes in accounts payable and accrued expenses related to the timing of merchandise payables and decreased incentive compensation payments. During the fiscal year-to-date period ended May 3, 2025, net cash used for operating activities included an increase in cash outflows related to the timing of merchandise and advertising payables, partially offset by increased cash receipts as a result of the 8% year-over-year increase in net sales.
Investing activities - For the fiscal year-to-date period ended May 2, 2026, net cash used for investing activities increased by $30.6 million primarily related to capital expenditures of $61.3 million Net cash used for investing activities for the fiscal year-to-date period ended May 3, 2025 was primarily used for capital expenditures of $50.8 million, partially offset by the maturity of $20.0 million of marketable securities.

Financing activities - For the fiscal year-to-date period ended May 2, 2026, net cash used for financing activities included the purchase of approximately 1.2 million shares of Common Stock with a market value of approximately $105.0 million and $38.4 million related to shares of Common Stock withheld (repurchased) to cover tax withholdings upon vesting of share-based compensation awards. During the fiscal year-to-date period ended May 3, 2025, net cash used for financing activities included the purchase of approximately 2.6 million shares of Common Stock with a market value of approximately $200.0 million and $34.1 million related to shares of Common Stock withheld (repurchased) to cover tax withholdings upon vesting of share-based compensation awards.

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

There have been no material changes in the Company’s contractual obligations since January 31, 2026, with the exception of those obligations which occurred in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchases and lease obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

RECENT ACCOUNTING PRONOUNCEMENTS

The Company describes its significant accounting policies in Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” included on the Fiscal 2025 Form 10-K. The Company reviews recent accounting pronouncements on a quarterly basis and has excluded discussion of those not applicable to the Company and those that did not have, or are not expected to have, a material impact on the Company’s consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

The Company describes its critical accounting estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included on the Fiscal 2025 Form 10-K. There have been no significant changes in critical accounting policies and estimates since the end of Fiscal 2025.

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

Abercrombie & Fitch Co.	30	2026 1Q Form 10-Q

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

Reconciliations of non-GAAP financial metrics on a constant currency basis to financial measures calculated and presented in accordance with GAAP for the thirteen weeks ended May 2, 2026 and May 3, 2025 were as follows:

(in thousands, except change in net sales, operating income margin and per share data)	Thirteen Weeks Ended
Net sales	May 2, 2026	May 3, 2025	% Change
GAAP	$1,113,821	$1,097,311	2%
Impact from changes in foreign currency exchange rates	—	11,019	(1)
Non-GAAP on a constant currency basis	$1,113,821	$1,108,330	—%
Operating income	May 2, 2026	May 3, 2025	BPS Change (1)
GAAP	$88,797	$101,533	(130)
Impact from changes in foreign currency exchange rates	—	7,486	(50)
Non-GAAP on a constant currency basis	$88,797	$109,019	(180)
Net income per share attributable to A&F	May 2, 2026	May 3, 2025	$ Change
GAAP	$1.47	$1.59	$(0.12)
Impact from changes in foreign currency exchange rates	—	0.11	(0.11)
Non-GAAP on a constant currency basis	$1.47	$1.70	$(0.23)

(1)    The estimated basis point change has been rounded based on the change in the percentage of net sales.

EBITDA

The Company provides EBITDA as a supplemental measure used by the Company’s executive management to assess the Company’s performance. We also believe this supplemental performance measure is meaningful information for investors and other interested parties to use in computing the Company’s core financial performance over multiple periods and with other companies by excluding the impact of differences in tax jurisdictions, debt service levels and capital investment.

A reconciliation of non-GAAP EBITDA to net income, a financial measure calculated and presented in accordance with GAAP, for the thirteen weeks ended May 2, 2026 and May 3, 2025 were as follows:

	Thirteen Weeks Ended
(in thousands, except ratios)	May 2, 2026	% of Net Sales	May 3, 2025	% of Net Sales
Net income	$68,119	6.1%	$81,739	7.4%
Income tax expense	25,965	2.3	26,577	2.4
Interest income, net	(5,287)	(0.5)	(6,783)	(0.6)
Depreciation and amortization	42,304	3.9	38,576	3.6
EBITDA (1)	$131,101	11.8	$140,109	12.8

(1)EBITDA is a supplemental financial measure that is not defined or prepared in accordance with GAAP. EBITDA is defined as net income before interest, income taxes and depreciation and amortization. Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Abercrombie & Fitch Co.	31	2026 1Q Form 10-Q

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

The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II, and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies, which are recorded at cash surrender value. The change in cash surrender value resulted in realized gains of $0.4 million and $0.4 million for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively. The realized gains were recorded in interest income, net on the Condensed Consolidated Statements of Operations and Comprehensive Income.

The Rabbi Trust assets were included in other assets on the Condensed Consolidated Balance Sheets as of May 2, 2026 and January 31, 2026 and are restricted in their use as noted above.

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

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. As of May 2, 2026, the Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. dollar against the exchange rates for foreign currencies under contracts. Such a hypothetical devaluation would decrease derivative contract fair values by approximately $14.6 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair values would be expected to be largely offset by the net change in fair values of the underlying hedged items. Refer to Note 12, “DERIVATIVE INSTRUMENTS,” for the fair value of any outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of May 2, 2026 and January 31, 2026.

Abercrombie & Fitch Co.	32	2026 1Q Form 10-Q

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Executive Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended May 2, 2026. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Executive Vice President, Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of May 2, 2026.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 2, 2026 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

Abercrombie & Fitch Co.	33	2026 1Q Form 10-Q

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

Item 1A. Risk Factors

The Company’s risk factors as of May 2, 2026 have not changed materially from those disclosed in Part I, “Item 1A. Risk Factors” of the Fiscal 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the first quarter of Fiscal 2026 that were not registered under the Securities Act of 1933, as amended.

The following table provides information regarding the purchase of shares of Common Stock made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during each fiscal month of the thirteen weeks ended May 2, 2026:

Period (fiscal month)	Total Number of Shares Purchased (1)	Average Price Paid per Share(4)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)(4)
February 1, 2026 through February 28, 2026	—	$—	—	$850,080,717
March 1, 2026 through April 4, 2026	1,227,306	88.32	793,118	780,081,286
April 5, 2026 through May 2, 2026	363,252	96.45	362,878	745,080,737
Total	1,590,558	90.18	1,155,996	745,080,737
(1)An aggregate of 434,562 shares of Common Stock purchased during the thirteen weeks ended May 2, 2026 were withheld for tax payments due upon the vesting of employee restricted stock units.
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
(4)The aggregate cost of share repurchases and average price paid per share excludes commissions and excise tax.

Abercrombie & Fitch Co.	34	2026 1Q Form 10-Q

Item 5. Other Information

Except as disclosed below, during the thirteen weeks ended May 2, 2026, no director or officer of the Company adopted a new “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” and no director or officer of the Company modified or terminated an existing “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act:

•On March 6, 2026, Scott Lipesky, the Company’s Chief Operating Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. Mr.Lipesky’s trading plan provides for the sale of up to 40,000 shares of Common Stock in amounts and prices determined in accordance with the trading plan’s terms and terminates on the earlier of: (i) the date on which all shares authorized for sale under the trading plan are sold or (ii) March 4, 2027.

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

31.1
Certifications by Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certifications by Executive Vice President, Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certifications by Chief Executive Officer (who serves as Principal Executive Officer) and Executive Vice President, Chief Financial Officer (who serves as Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).*

*     Filed herewith.
**    Furnished herewith.

Abercrombie & Fitch Co.	35	2026 1Q Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abercrombie & Fitch Co.

Date: June 5, 2026	By:	/s/ Robert J. Ball
Robert J. Ball
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Officer)

	By:	/s/ Joseph Frericks
Joseph Frericks
Senior Vice President, Corporate Controller (Principal Accounting Officer)

Abercrombie & Fitch Co.	36	2026 1Q Form 10-Q