Form 10-Q
period 2026-08-01
ABERCROMBIE & FITCH CO /DE/
filed 2026-09-04
CIK 1018840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2026
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common Stock	Shares outstanding as of August 28, 2026
$0.01 Par Value	42,434,377

Abercrombie & Fitch Co.	2	2026 2Q Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$1,266,689	$1,208,560	$2,380,510	$2,305,871
Cost of sales, exclusive of depreciation and amortization	366,109	451,590	779,947	868,723
Selling expense	444,042	375,356	875,237	775,293
General and administrative expense	204,784	175,325	387,538	350,250
Other operating (income) loss, net	(946)	(369)	(3,709)	3,414
Operating income	252,700	206,658	341,497	308,191
Interest expense	561	620	1,011	1,281
Interest income	(8,152)	(3,094)	(13,889)	(10,538)
Interest income, net	(7,591)	(2,474)	(12,878)	(9,257)
Income before income taxes	260,291	209,132	354,375	317,448
Income tax expense	74,752	65,744	100,717	92,321
Net income	185,539	143,388	253,658	225,127
Less: Net income attributable to noncontrolling interests	1,819	2,005	2,804	3,331
Net income attributable to A&F	$183,720	$141,383	$250,854	$221,796

Net income per share attributable to A&F
Basic	$4.20	$2.97	$5.65	$4.58
Diluted	$4.17	$2.91	$5.59	$4.47

Weighted-average shares outstanding
Basic	43,767	47,550	44,368	48,382
Diluted	44,051	48,551	44,864	49,592

Other comprehensive income
Foreign currency translation adjustments, net of tax	$(644)	$2,153	$(1,725)	$12,815
Derivative financial instruments, net of tax	2,179	1,048	4,233	(11,492)
Other comprehensive income	1,535	3,201	2,508	1,323
Comprehensive income	187,074	146,589	256,166	226,450
Less: Comprehensive income attributable to noncontrolling interests	1,819	2,005	2,804	3,331
Comprehensive income attributable to A&F	$185,255	$144,584	$253,362	$223,119

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	3	2026 2Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Balance Sheets
(Thousands, except par value amounts)
(Unaudited)

	August 1, 2026	January 31, 2026
Assets
Current assets:
Cash and equivalents	$627,716	$759,540
Marketable securities	10,283	25,036
Receivables	190,347	146,757
Inventories	591,662	601,218
Other current assets	125,670	117,913
Total current assets	1,545,678	1,650,464
Property and equipment, net	708,576	674,079
Operating lease right-of-use assets	1,107,421	997,399
Other assets	233,181	219,932
Total assets	$3,594,856	$3,541,874
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$354,209	$377,465
Accrued expenses	443,364	465,549
Short-term portion of operating lease liabilities	262,354	241,265
Income taxes payable	38,871	21,721
Total current liabilities	1,098,798	1,106,000
Long-term liabilities:
Long-term portion of operating lease liabilities	1,025,086	926,830
Other liabilities	101,310	88,633
Total long-term liabilities	1,126,396	1,015,463
Stockholders’ equity
Class A Common Stock: $0.01 par value: 150,000 shares authorized and 103,300 shares issued for all periods presented	1,033	1,033
Paid-in capital	403,035	421,662
Retained earnings	3,940,834	3,697,814
Accumulated other comprehensive loss, net of tax (“AOCL”)	(123,660)	(126,168)
Treasury stock, at average cost: 60,866 and 58,295 shares as of August 1, 2026 and January 31, 2026, respectively	(2,866,721)	(2,590,446)
Total Abercrombie & Fitch Co. stockholders’ equity	1,354,521	1,403,895
Noncontrolling interests	15,141	16,516
Total stockholders’ equity	1,369,662	1,420,411
Total liabilities and stockholders’ equity	$3,594,856	$3,541,874

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	4	2026 2Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended August 1, 2026
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, May 2, 2026	44,431	$1,033	$395,493	$13,806	$3,757,114	$(125,195)	58,869	$(2,688,355)	$1,353,896
Net income	—	—	—	1,819	183,720	—	—	—	185,539
Purchase of Common Stock(1)	(2,015)	—	—	—	—	—	2,015	(179,184)	(179,184)
Share-based compensation issuances and exercises	18	—	(958)	—	—	—	(18)	818	(140)
Share-based compensation expense	—	—	8,500	—	—	—	—	—	8,500
Derivative financial instruments, net of tax	—	—	—	—	—	2,179	—	—	2,179
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(644)	—	—	(644)
Distribution to noncontrolling interests, net	—	—	—	(484)	—	—	—	—	(484)
Ending balance at August 1, 2026	42,434	$1,033	$403,035	$15,141	$3,940,834	$(123,660)	60,866	$(2,866,721)	$1,369,662

	Thirteen Weeks Ended August 2, 2025
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, May 3, 2025	47,643	$1,033	$396,750	$13,468	$3,272,657	$(141,029)	55,657	$(2,340,285)	$1,202,594
Net income	—	—	—	2,005	141,383	—	—	—	143,388
Purchase of Common Stock(1)	(599)	—	—	—	—	—	599	(50,480)	(50,480)
Share-based compensation issuances and exercises	23	—	(1,660)	—	(7)	—	(23)	899	(768)
Share-based compensation expense	—	—	9,793	—	—	—	—	—	9,793
Derivative financial instruments, net of tax	—	—	—	—	—	1,048	—	—	1,048
Foreign currency translation adjustments, net of tax	—	—	—	—	—	2,153	—	—	2,153
Distribution to noncontrolling interests, net	—	—	—	(524)	—	—	—	—	(524)
Ending balance at August 2, 2025	47,067	$1,033	$404,883	$14,949	$3,414,033	$(137,828)	56,233	$(2,389,866)	$1,307,204
(1)Includes commissions and excise tax on share repurchases

Abercrombie & Fitch Co.	5	2026 2Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Stockholders’ Equity
(Thousands, except per share amounts)
(Unaudited)

	Twenty-Six Weeks Ended August 1, 2026
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, January 31, 2026	45,005	$1,033	$421,662	$16,516	$3,697,814	$(126,168)	58,295	$(2,590,446)	$1,420,411
Net income	—	—	—	2,804	250,854	—	—	—	253,658
Purchase of Common Stock(1)	(3,171)	—	—	—	—	—	3,171	(284,738)	(284,738)
Share-based compensation issuances and exercises	600	—	(39,202)	—	(7,834)	—	(600)	8,463	(38,573)
Share-based compensation expense	—	—	20,575	—	—	—	—	—	20,575
Derivative financial instruments, net of tax	—	—	—	—	—	4,233	—	—	4,233
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(1,725)	—	—	(1,725)
Distribution to noncontrolling interests, net	—	—	—	(4,179)	—	—	—	—	(4,179)
Ending balance at August 1, 2026	42,434	$1,033	$403,035	$15,141	$3,940,834	$(123,660)	60,866	$(2,866,721)	$1,369,662

	Twenty-Six Weeks Ended August 2, 2025
	Common Stock		Paid-in capital	Non-controlling interests	Retained earnings	AOCL	Treasury stock		Total stockholders’ equity
	Shares outstanding	Par value					Shares	At average cost
Balance, February 1, 2025	49,735	$1,033	$422,912	$15,695	$3,196,724	$(139,151)	53,565	$(2,145,890)	$1,351,323
Net income	—	—	—	3,331	221,796	—	—	—	225,127
Purchase of Common Stock	(3,248)	—	—	—	—	—	3,248	(252,046)	(252,046)
Share-based compensation issuances and exercises	580	—	(38,413)	—	(4,487)	—	(580)	8,070	(34,830)
Share-based compensation expense	—	—	20,384	—	—	—	—	—	20,384
Derivative financial instruments, net of tax	—	—	—	—	—	(11,492)	—	—	(11,492)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	12,815	—	—	12,815
Distribution to noncontrolling interests, net	—	—	—	(4,077)	—	—	—	—	(4,077)
Ending balance at August 2, 2025	47,067	$1,033	$404,883	$14,949	$3,414,033	$(137,828)	56,233	$(2,389,866)	$1,307,204
(1)Includes commissions and excise tax on share repurchases

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	6	2026 2Q Form 10-Q

Abercrombie & Fitch Co.
Condensed Consolidated Statements of Cash Flows
(Thousands)
(Unaudited)

	Twenty-Six Weeks Ended

	August 1, 2026	August 2, 2025
Operating activities
Net income	$253,658	$225,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,583	76,000
Amortization of capitalized cloud computing arrangement implementation costs	7,546	9,660
Asset impairment	3,639	3,452
Loss on disposal	1,196	1,380
Provision for deferred income taxes	12,850	19,675
Share-based compensation	20,575	20,384
Changes in assets and liabilities:
Accounts receivable	(43,749)	(66,739)
Inventories	8,881	(15,164)
Accounts payable and accrued expenses	(38,526)	(102,681)
Operating lease right-of-use assets and liabilities	8,403	12,210
Income taxes	17,150	(28,536)
Other assets	(19,607)	(36,867)
Other liabilities	(4,198)	(5,008)
Net cash provided by operating activities	313,401	112,893
Investing activities
Purchases of marketable securities	(19,600)	—
Proceeds from maturities of marketable securities	34,600	85,000
Purchases of property and equipment	(129,357)	(116,943)
Net cash used for investing activities	(114,357)	(31,943)
Financing activities
Purchases of Common Stock	(286,446)	(251,223)
Acquisition of Common Stock for tax withholding obligations	(38,573)	(34,830)
Other financing activities	(4,797)	(4,660)
Net cash used for financing activities	(329,816)	(290,713)
Effect of foreign currency exchange rates on cash	(1,159)	9,700
Net decrease in cash and equivalents, and restricted cash and equivalents	(131,931)	(200,063)
Cash and equivalents, and restricted cash and equivalents, beginning of period	766,916	780,395
Cash and equivalents, and restricted cash and equivalents, end of period	$634,985	$580,332
Supplemental information related to non-cash activities
Purchases of property and equipment accrued in accounts payable	$51,422	$67,376
Excise tax liability accrued on share repurchases	2,282	2,047
Operating lease right-of-use assets additions, net of terminations, impairments and other reductions	257,320	248,579
Supplemental information related to cash activities
Cash paid for income taxes	69,100	104,766
Cash paid for excise tax on share repurchases	3,990	1,224
Cash received from income tax refunds	945	566
Cash paid for amounts included in measurement of operating lease liabilities	180,429	150,292

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Abercrombie & Fitch Co.	7	2026 2Q Form 10-Q

Abercrombie & Fitch Co.
Index for Notes to Condensed Consolidated Financial Statements (Unaudited)

Abercrombie & Fitch Co.	8	2026 2Q Form 10-Q

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

The Company operates a family of brands, including Abercrombie brands and Hollister, with a shared commitment to offering products of enduring quality and exceptional comfort that support global customers on their journey to being and becoming who they are.

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

Interim financial statements

The Condensed Consolidated Financial Statements as of August 1, 2026, and for the thirteen and twenty-six week periods ended August 1, 2026 and August 2, 2025, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim consolidated financial statements. Accordingly, the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in A&F’s Annual Report on Form 10-K for Fiscal 2025 filed with the SEC on March 26, 2026 (the “Fiscal 2025 Form 10-K”). The January 31, 2026 consolidated balance sheet data, included herein, were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the U.S. (“GAAP”).

In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary to state fairly, in all material respects, the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for Fiscal 2026.

Abercrombie & Fitch Co.	9	2026 2Q Form 10-Q

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
The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and accompanying notes

Condensed Consolidated Statements of Cash Flows reconciliation

The following table provides a reconciliation of cash and equivalents and restricted cash and equivalents to the amounts shown on the Condensed Consolidated Statements of Cash Flows:

(in thousands)	Location	August 1, 2026	January 31, 2026	August 2, 2025	February 1, 2025
Cash and equivalents	Cash and equivalents	$627,716	$759,540	$572,730	$772,727
Restricted cash and equivalents (1)	Other assets	7,269	7,376	7,602	7,668
Cash and equivalents and restricted cash and equivalents		$634,985	$766,916	$580,332	$780,395
(1) Restricted cash and equivalents primarily consist of amounts on deposit with banks that are used as collateral for customary non-debt banking commitments and deposits into trust accounts to conform to standard insurance security requirements.

Abercrombie & Fitch Co.	10	2026 2Q Form 10-Q

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

As of August 1, 2026 and January 31, 2026, $71.2 million and $75.3 million of SCF program liabilities were recorded in accounts payable in the Condensed Consolidated Balance Sheets, respectively. Amounts are reflected as cash used for operating activities in the Condensed Consolidated Statements of Cash Flows when settled.

3. INTERCHANGE FEE SETTLEMENT

Litigation settlement

During the second quarter of Fiscal 2025, the Company entered into a settlement related to the resolution of a payment card interchange fee litigation in which it was a plaintiff. The settlement resulted in a $39 million net benefit recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen and twenty-six weeks ended August 2, 2025. The net benefit is comprised of a $43 million settlement benefit recorded within selling expense and a $4 million settlement-related expense recorded within general and administrative expense.

4. REVENUE RECOGNITION

Disaggregation of revenue

All revenues are recognized in net sales in the Condensed Consolidated Statements of Operations and Comprehensive Income. For information regarding the disaggregation of revenue, refer to Note 15, “SEGMENT REPORTING.”

Contract liabilities

The following table details certain contract liabilities representing unearned revenue as of August 1, 2026, January 31, 2026, August 2, 2025, and February 1, 2025:

(in thousands)	August 1, 2026	January 31, 2026	August 2, 2025	February 1, 2025
Gift card liability	$35,310	$48,057	$35,363	$45,364
Loyalty programs liability	35,494	36,878	34,695	32,199

The following table details recognized revenue associated with the Company’s gift card program and loyalty programs for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Revenue associated with gift card redemptions and gift card breakage (1)	$27,411	$28,743	$58,888	$59,643
Revenue associated with reward redemptions and breakage related to the Company’s loyalty programs	17,476	17,008	33,227	32,320
(1)    During the thirteen weeks ended August 1, 2026 and August 2, 2025, the Company recognized revenue of $10.2 million and $10.4 million related to the gift card liability balance that existed on May 2, 2026 and May 3, 2025, respectively. During the twenty-six weeks ended August 1, 2026 and August 2, 2025, the Company recognized revenue of $19.6 million and $18.0 million related to the gift card liability balance that existed on January 31, 2026 and February 1, 2025, respectively.

Abercrombie & Fitch Co.	11	2026 2Q Form 10-Q

5. NET INCOME PER SHARE

Net income per basic and diluted share attributable to A&F is computed based on the weighted-average number of outstanding shares of A&F’s Class A Common Stock, $0.01 par value (“Common Stock”). The following table provides additional information pertaining to net income per share attributable to A&F for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Shares of Common Stock issued	103,300	103,300	103,300	103,300
Weighted-average treasury shares	(59,533)	(55,750)	(58,932)	(54,918)
Weighted-average — basic shares	43,767	47,550	44,368	48,382
Dilutive effect of share-based compensation awards	284	1,001	496	1,210
Weighted-average — diluted shares	44,051	48,551	44,864	49,592
Anti-dilutive shares (1)	712	604	724	563
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

The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy. The following table provides the three levels of the hierarchy and the distribution of the Company’s assets measured at fair value on a recurring basis, as of August 1, 2026 and January 31, 2026:

	Assets and Liabilities at Fair Value as of August 1, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$170,812	$9,270	$—	$180,082
Derivative instruments (2)	—	1,884	—	1,884
Rabbi Trust assets (3)	1,164	56,248	—	57,412
Restricted cash equivalents (1)	3,077	630	—	3,707
Total assets	$175,053	$68,032	$—	$243,085

Liabilities:
Derivative instruments (2)	$—	$296	$—	$296
Total liabilities	$—	$296	$—	$296

	Assets and Liabilities at Fair Value as of January 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1)	$341,768	$19,109	$—	$360,877
Derivative instruments (2)	—	350	—	350
Rabbi Trust assets (3)	1,164	55,443	—	56,607
Restricted cash equivalents (1)	3,089	629	—	3,718
Total assets	$346,021	$75,531	$—	$421,552

Liabilities:
Derivative instruments (2)	$—	$2,336	$—	$2,336
Total liabilities	$—	$2,336	$—	$2,336
(1)    Level 1 assets consisted of investments in money market funds and U.S. treasury bills. Level 2 assets consisted of time deposits with original maturities of less than three months.
(2)    Level 2 assets and liabilities consisted primarily of foreign currency exchange forward contracts.
(3)    Level 1 assets consisted of investments in money market funds. Level 2 assets consisted of trust-owned life insurance policies.

Abercrombie & Fitch Co.	12	2026 2Q Form 10-Q

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

7. PROPERTY AND EQUIPMENT, NET
The following table provides property and equipment, net as of August 1, 2026 and January 31, 2026:

(in thousands)	August 1, 2026	January 31, 2026
Property and equipment, at cost	$2,913,318	$2,815,744
Less: Accumulated depreciation and amortization	(2,204,742)	(2,141,665)
Property and equipment, net	$708,576	$674,079
Refer to Note 9, “ASSET IMPAIRMENT,” for details related to property and equipment impairment charges incurred during the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025.

8. LEASES

The Company is a party to leases related to its Company-operated retail stores, as well as for certain of its distribution centers, office space, information technology and equipment.

The following table provides a summary of the Company’s operating lease costs for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Single lease cost (1)	$91,127	$76,735	$173,549	$146,582
Variable lease cost (2)	40,250	45,929	87,599	94,504
Operating lease right-of-use asset impairment (3)	971	623	1,639	1,072
Sublease income	(1,052)	(1,048)	(2,119)	(2,036)
Total operating lease cost	$131,296	$122,239	$260,668	$240,122
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

The Company had minimum commitments related to operating lease contracts that have not yet commenced, primarily for certain Company-operated retail stores, of approximately $61.2 million as of August 1, 2026.

Abercrombie & Fitch Co.	13	2026 2Q Form 10-Q

9. ASSET IMPAIRMENT

The following table provides asset impairment charges for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Operating lease right-of-use asset impairment	$971	$623	$1,639	$1,072
Property and equipment asset impairment	483	1,228	2,000	1,458
Intangible asset impairment	—	922	—	922
Total asset impairment	$1,454	$2,773	$3,639	$3,452

Asset impairment charges for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025 related to certain of the Company’s store assets, primarily in the EMEA and APAC segments. The store impairment charges for the thirteen and twenty-six weeks ended August 1, 2026 reduced the then carrying amount of the impaired stores’ assets to their fair value of approximately $79.5 million, including $60.0 million related to operating lease right-of-use assets.

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

Impact of valuation allowances

During the thirteen and twenty-six weeks ended August 1, 2026, the Company did not recognize income tax benefits on $19.0 million and $43.9 million respectively, of pretax losses, primarily in Switzerland, resulting in adverse tax impacts of $3.0 million and $6.9 million, respectively.

As of August 1, 2026, the Company had foreign net deferred tax assets of approximately $38.8 million, including $13.5 million and $13.7 million in the United Kingdom and China, respectively. While the Company believes that these net deferred tax assets are more-likely-than-not to be realized, it is not a certainty, as the Company continues to evaluate and respond to situations as they emerge. Should circumstances change, the net deferred tax assets may become subject to additional valuation allowances in the future. Additional valuation allowances would result in additional tax expense.

During the thirteen and twenty-six weeks ended August 2, 2025, the Company did not recognize income tax benefits on $21.8 million and $31.8 million, respectively, of pretax losses, primarily in Switzerland, resulting in adverse tax impacts of $3.4 million and $4.9 million, respectively.

As of January 31, 2026, the Company had foreign net deferred tax assets of approximately $35.1 million, including $13.2 million and $11.7 million in the United Kingdom and China, respectively.

Share-based compensation

Refer to Note 12, “SHARE-BASED COMPENSATION,” for details on income tax benefits and charges related to share-based compensation awards during the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025.

Abercrombie & Fitch Co.	14	2026 2Q Form 10-Q

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

The Company did not have any borrowings outstanding under the ABL Facility as of August 1, 2026 or as of January 31, 2026.

As of August 1, 2026, availability under the ABL Facility was $499.5 million, net of $0.5 million in outstanding stand-by letters of credit. As the Company must maintain excess availability equal to the greater of 10% of the loan cap or $36 million under the ABL Facility, borrowing capacity available to the Company under the ABL Facility was $449.5 million as of August 1, 2026.

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

The Company was in compliance with all debt covenants under these agreements as of August 1, 2026.

12. SHARE-BASED COMPENSATION

Financial statement impact

The following table provides share-based compensation expense and the related income tax impacts for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Share-based compensation expense	$8,500	$9,793	$20,575	$20,384
Income tax benefits associated with share-based compensation expense recognized	1,409	1,487	3,071	2,885

The following table provides discrete income tax benefits and charges related to share-based compensation awards during the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Income tax discrete benefits realized for tax deductions related to the issuance of shares	$38	$247	$3,597	$4,838

The following table provides the amount of employee tax withheld by the Company upon the issuance of shares associated with restricted stock units vesting for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Employee tax withheld upon issuance of shares (1)	$140	$768	$38,573	$34,830
(1)    Classified within financing activities on the Condensed Consolidated Statements of Cash Flows.

Abercrombie & Fitch Co.	15	2026 2Q Form 10-Q

Restricted stock units

The following table provides the summarized activity for restricted stock units for the twenty-six weeks ended August 1, 2026:

	Service-based Restricted Stock Units		Performance-based Restricted Stock Units		Market-based Restricted Stock Units
	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value	Number of Underlying Shares	Weighted- Average Grant Date Fair Value
Unvested at January 31, 2026	975,804	$66.81	342,566	$56.31	171,304	$74.95
Granted	383,635	85.68	100,324	86.42	50,168	109.30
Adjustments for performance achievement	—	—	196,438	28.36	98,224	41.20
Vested	(451,998)	55.09	(392,876)	28.36	(196,448)	41.20
Forfeited	(41,607)	76.72	(5,480)	86.11	(2,741)	106.22
Unvested at August 1, 2026 (1)	865,834	$80.84	240,972	$90.95	120,507	$116.05
(1)    Unvested shares related to restricted stock units with performance-based and market-based vesting conditions are reflected at 100% of their target vesting amount in the table above. Unvested shares related to restricted stock units with performance-based and market-based vesting conditions can be achieved from zero up to 200% of their target vesting amount.

The following table provides the unrecognized compensation cost and the remaining weighted-average period over which these costs are expected to be recognized for restricted stock units as of August 1, 2026:

	Service-based Restricted Stock Units	Performance-based Restricted Stock Units	Market-based Restricted Stock Units
Unrecognized compensation cost (in thousands)	$59,395	$13,253	$7,880
Remaining weighted-average period cost is expected to be recognized (years)	1.3	1.1	1.1

The following table provides additional information pertaining to restricted stock units for the twenty-six weeks ended August 1, 2026 and August 2, 2025:

	Twenty-Six Weeks Ended
(in thousands)	August 1, 2026	August 2, 2025
Service-based restricted stock units:
Total grant date fair value of awards granted	$32,870	$33,412
Total grant date fair value of awards vested	24,901	22,277

Performance-based restricted stock units:
Total grant date fair value of awards granted	8,670	7,500
Total grant date fair value of awards vested	11,142	9,845

Market-based restricted stock units:
Total grant date fair value of awards granted	5,483	4,093
Total grant date fair value of awards vested	8,094	7,214

The following table provides the weighted-average assumptions used for market-based restricted stock units in the Monte Carlo simulation during the twenty-six weeks ended August 1, 2026 and August 2, 2025:

	Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025
Grant date market price	$86.42	$78.69
Fair value	109.30	85.88

Price volatility	60%	61%
Expected term (years)	2.9	2.9
Risk-free interest rate	3.6%	3.8%
Average volatility of peer companies	48.2	45.6
Average correlation coefficient of peer companies	0.4229	0.4430

Abercrombie & Fitch Co.	16	2026 2Q Form 10-Q

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

As of August 1, 2026, the Company had outstanding the following foreign currency exchange forward contracts that were entered into to hedge either a portion, or all, of forecasted foreign-currency-denominated intercompany transactions:

(in thousands)	Notional Amount (1)
Euro	$55,528
British pound	70,748
Canadian dollar	23,004
(1)    Amounts reported are the U.S. dollar notional amounts outstanding as of August 1, 2026.

The fair value of derivative instruments is determined using quoted market prices of the same or similar instruments, adjusted for counterparty risk. The following table provides the location and amounts of derivative fair values of foreign currency exchange forward contracts on the Condensed Consolidated Balance Sheets as of August 1, 2026 and January 31, 2026:

(in thousands)	Location	August 1, 2026	January 31, 2026	Location	August 1, 2026	January 31, 2026
Derivatives designated as cash flow hedging instruments	Other current assets	$1,884	$24	Accrued expenses	$296	$2,336
Derivatives not designated as hedging instruments	Other current assets	—	326	Accrued expenses	—	—
Total		$1,884	$350		$296	$2,336

The following table provides information pertaining to derivative gains or losses from foreign currency exchange forward contracts designated as cash flow hedging instruments for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net gain (loss) recognized in AOCL (1)	$2,850	$(1,239)	$4,240	$(12,575)
Net gain (loss) reclassified from AOCL to cost of sales, exclusive of depreciation and amortization (2)	453	(2,328)	(242)	(728)
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

Abercrombie & Fitch Co.	17	2026 2Q Form 10-Q

The following table provides additional information pertaining to derivative gains or losses from foreign currency exchange forward contracts not designated as hedging instruments for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net gain (loss) recognized in other operating (income) loss, net	$110	$318	$(1)	$684

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables provide activity in AOCL for the thirteen and twenty-six weeks ended August 1, 2026:

	Thirteen Weeks Ended August 1, 2026
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at May 2, 2026	$(124,616)	$(579)	$(125,195)
Other comprehensive (loss) income before reclassifications	(644)	2,850	2,206
Reclassified net gain from AOCL (1)	—	(453)	(453)
Tax effect	—	(218)	(218)
Other comprehensive (loss) income after reclassifications	(644)	2,179	1,535
Ending balance at August 1, 2026	$(125,260)	$1,600	$(123,660)

	Twenty-Six Weeks Ended August 1, 2026
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at January 31, 2026	$(123,535)	$(2,633)	$(126,168)
Other comprehensive (loss) income before reclassifications	(1,725)	4,240	2,515
Reclassified loss from AOCL (1)	—	242	242
Tax effect	—	(249)	(249)
Other comprehensive (loss) income after reclassifications	(1,725)	4,233	2,508
Ending balance at August 1, 2026	$(125,260)	$1,600	$(123,660)
(1)    Amount represents gains and losses reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income.

The following tables provide activity in AOCL for the thirteen and twenty-six weeks ended August 2, 2025:

	Thirteen Weeks Ended August 2, 2025
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at May 3, 2025	$(133,221)	$(7,808)	$(141,029)
Other comprehensive income (loss) before reclassifications	2,153	(1,239)	914
Reclassified net loss from AOCL (1)	—	2,328	2,328
Tax effect	—	(41)	(41)
Other comprehensive income after reclassifications	2,153	1,048	3,201
Ending balance at August 2, 2025	$(131,068)	$(6,760)	$(137,828)

	Twenty-Six Weeks Ended August 2, 2025
(in thousands)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Financial Instruments	Total
Beginning balance at February 1, 2025	$(143,883)	$4,732	$(139,151)
Other comprehensive income (loss) before reclassifications	12,815	(12,575)	240
Reclassified loss from AOCL (1)	—	728	728
Tax effect	—	355	355
Other comprehensive income (loss) after reclassifications	12,815	(11,492)	1,323
Ending balance at August 2, 2025	$(131,068)	$(6,760)	$(137,828)

(1)    Amount represents gains and losses reclassified from AOCL to cost of sales, exclusive of depreciation and amortization, on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Abercrombie & Fitch Co.	18	2026 2Q Form 10-Q

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

The following tables provide the Company’s segment information for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025 and as of August 1, 2026, January 31, 2026 and August 2, 2025:

	Thirteen Weeks Ended August 1, 2026
(in thousands)	Americas (1)	EMEA	APAC	Total
Net sales	$1,020,537	$201,990	$44,162	$1,266,689
Cost of sales, exclusive of depreciation and amortization	282,049	69,075	14,985	366,109
Store occupancy (2)	95,230	34,057	11,536	140,823
Fulfillment (2)	83,525	21,272	5,655	110,452
Other expense (3)	177,134	50,342	15,382	242,858
Segment income (loss)	$382,599	$27,244	$(3,396)	$406,447
Operating loss not attributed to segments:
Corporate and other unallocated expenses (4)				(153,747)
Operating income				$252,700
Interest income, net				(7,591)
Income before income taxes				$260,291

Depreciation and amortization	$23,554	$6,956	$2,286	$32,796
Depreciation and amortization not attributed to segments				10,483
Total depreciation and amortization				$43,279

Capital expenditures	$41,690	$11,112	$1,031	$53,833
Capital expenditures not attributed to segments				14,183
Total capital expenditures				$68,016

Abercrombie & Fitch Co.	19	2026 2Q Form 10-Q

	Thirteen Weeks Ended August 2, 2025
(in thousands)	Americas (1)	EMEA	APAC	Total
Net sales	$974,200	$197,210	$37,150	$1,208,560
Cost of sales, exclusive of depreciation and amortization	360,569	77,401	13,620	451,590
Store occupancy (2)	90,136	30,106	12,082	132,324
Fulfillment (2)	68,708	22,857	4,901	96,466
Other expense (3)	134,958	42,316	12,514	189,788
Segment income (loss)	$319,829	$24,530	$(5,967)	$338,392
Operating loss not attributed to segments:
Corporate and other unallocated expenses (4)				(131,734)
Operating income				$206,658
Interest income, net				(2,474)
Income before income taxes				$209,132

Depreciation and amortization	$20,304	$5,913	$1,829	$28,046
Depreciation and amortization not attributed to segments				9,378
Total depreciation and amortization				$37,424

Capital expenditures	$41,958	$8,877	$4,839	$55,674
Capital expenditures not attributed to segments				10,505
Total capital expenditures				$66,179
(1)Includes the U.S., Canada, and Latin America. Net sales in the U.S. were $1.0 billion and $0.9 billion for the thirteen weeks ended August 1, 2026 and August 2, 2025, respectively.
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
(4)Corporate and other unallocated expenses represent corporate overhead expenses that have not been allocated to any segment.

	Twenty-Six Weeks Ended August 1, 2026
(in thousands)	Americas (1)	EMEA	APAC	Total
Net sales	$1,920,481	$369,363	$90,666	$2,380,510
Cost of sales, exclusive of depreciation and amortization	616,445	131,916	31,586	779,947
Store occupancy (2)	188,382	68,672	23,967	281,021
Fulfillment (2)	165,075	42,638	11,240	218,953
Other expense (3)	337,051	95,489	28,154	460,694
Segment income (loss)	$613,528	$30,648	$(4,281)	$639,895
Operating loss not attributed to segments:
Corporate and other unallocated expenses (4)				(298,398)
Operating income				$341,497
Interest income, net				(12,878)
Income before income taxes				$354,375

Depreciation and amortization	$47,169	$13,699	$4,938	$65,806
Depreciation and amortization not attributed to segments				19,777
Total depreciation and amortization				$85,583

Capital expenditures	$86,811	$23,382	$2,112	$112,305
Capital expenditures not attributed to segments				17,052
Total capital expenditures				$129,357

Abercrombie & Fitch Co.	20	2026 2Q Form 10-Q

	Twenty-Six Weeks Ended August 2, 2025
(in thousands)	Americas (1)	EMEA	APAC	Total
Net sales	$1,849,004	$382,246	$74,621	$2,305,871
Cost of sales, exclusive of depreciation and amortization	690,492	150,998	27,233	868,723
Store occupancy (2)	175,056	59,080	22,607	256,743
Fulfillment (2)	153,754	46,343	9,834	209,931
Other expense (3)	282,913	85,261	25,324	393,498
Segment income (loss)	$546,789	$40,564	$(10,377)	$576,976
Operating loss not attributed to segments:
Corporate and other unallocated expenses (4)				(268,785)
Operating income				$308,191
Interest income, net				(9,257)
Income before income taxes				$317,448

Depreciation and amortization	$43,259	$11,508	$3,867	$58,634
Depreciation and amortization not attributed to segments				17,366
Total depreciation and amortization				$76,000

Capital expenditures	$71,996	$16,906	$8,861	$97,763
Capital expenditures not attributed to segments				19,180
Total capital expenditures				$116,943
(1)Includes the U.S., Canada, and Latin America. Net sales in the U.S. were $1.8 billion and $1.8 billion for the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively.
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
(4)Corporate and other unallocated expenses represent corporate overhead expenses that have not been allocated to any segment.

	Assets
(in thousands)	August 1, 2026	January 31, 2026	August 2, 2025
Assets
Inventories
Americas	$477,523	$480,078	$482,533
EMEA	96,614	94,292	87,534
APAC	17,525	26,848	22,899
Total inventories	$591,662	$601,218	$592,966
Assets not attributed to segments	3,003,194	2,940,656	2,708,975
Total assets	$3,594,856	$3,541,874	$3,301,941

The Company’s long-lived assets and intellectual property, which primarily relates to trademark assets associated with the Company’s global operations, by geographic area as of August 1, 2026, January 31, 2026 and August 2, 2025 were as follows:

(in thousands)	August 1, 2026	January 31, 2026	August 2, 2025
Americas (1) (2)	$1,324,871	$1,165,532	$1,124,462
EMEA (3)	400,530	398,189	344,708
APAC	107,831	125,433	121,125
Total	$1,833,232	$1,689,154	$1,590,295
(1)Includes the U.S., Canada, and Latin America. Long-lived assets and intellectual property located in the U.S. were $1.2 billion, $1.1 billion, and $1.1 billion as of August 1, 2026, January 31, 2026, and August 2, 2025, respectively.
(2)Includes intellectual property of $2.9 million, $2.9 million, and $2.9 million as of August 1, 2026, January 31, 2026, and August 2, 2025, respectively.
(3)Includes intellectual property of $14.4 million, $14.8 million, and $15.2 million as of August 1, 2026, January 31, 2026, and August 2, 2025, respectively.

Brand Information

The following table provides additional disaggregated revenue information, which is categorized by brand, for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Abercrombie	$596,808	$551,868	$1,161,527	$1,099,815
Hollister	669,881	656,692	1,218,983	1,206,056
Total	$1,266,689	$1,208,560	$2,380,510	$2,305,871

Abercrombie & Fitch Co.	21	2026 2Q Form 10-Q

16. CONTINGENCIES

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

The Company applied a gain contingency model in accordance with Accounting Standards Codification Topic 450, Contingencies, to account for potential refunds of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the condensed consolidated financial statements until the gain is realized or realizable. Any refunds, when recognized, would be reflected as a reduction of Inventories on the Condensed Consolidated Balance Sheet to the extent the related goods remain on hand, or as a reduction of Cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income for amounts related to goods already sold.

During the thirteen weeks ended August 1, 2026, the Company recognized approximately $100 million in refunds plus accrued interest of $3 million of IEEPA tariffs previously paid. The refunds received were reflected as a reduction of cost of sales, with the accrued interest reflected in interest income in the Condensed Consolidated Statements of Operations and Comprehensive Income. Subsequent to August 1, 2026, the Company received approximately $18 million in refunds related to IEEPA tariffs, of which approximately $4 million had been recognized as a receivable as of the end of the second quarter of 2026. The remaining $14 million received will be reflected as a reduction of cost of sales in the third quarter of 2026, with accrued interest reflected in interest income, in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Abercrombie & Fitch Co.	22	2026 2Q Form 10-Q

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q or made by the Company or its management and authorized spokespeople involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s and management’s control. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “should,” “are confident,” “will,” “could,” “outlook,” or the negative versions of those words or other comparable words, and similar expressions may identify forward-looking statements. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. Factors that could cause results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to, the risks described or referenced in Part I, Item 1A. “Risk Factors,” in the Company’s Fiscal 2025 Form 10-K and otherwise in our subsequent reports and filings with the SEC, as well as the following:
•risks and uncertainties related to global trade policy and international trade disputes, including the impact of the imposition or threat of imposition of new or increased tariffs or modification of existing tariffs by the United States or foreign governments, uncertainty regarding the timing and implementation of changes to existing tariff programs, the availability, timing, and amount of tariff refunds, or other changes to trade policies or arrangements;
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
•risks related to reputational harm to the Company, its officers, and directors;
•risks related to actual or threatened litigation; and
•uncertainties related to future legislation, regulatory reform, policy changes, or interpretive guidance on existing laws and regulations.

Abercrombie & Fitch Co.	23	2026 2Q Form 10-Q

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
•Current Trends and Outlook. A discussion related to certain of the Company’s focus areas for the current fiscal year and a discussion of certain risks and challenges, as well as a summary of the Company’s performance for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025.
•Results of Operations. An analysis of certain components of the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025.
•Liquidity and Capital Resources. A discussion of the Company’s financial condition, changes in financial condition and liquidity as of August 1, 2026, which includes (i) an analysis of financial condition as compared to January 31, 2026; (ii) an analysis of changes in cash flows for the twenty-six weeks ended August 1, 2026, as compared to the twenty-six weeks ended August 2, 2025; and (iii) an analysis of liquidity, including availability under the Company’s ABL Facility (as defined below), the Company’s share repurchase program, and covenant compliance.
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

Abercrombie & Fitch Co.	24	2026 2Q Form 10-Q

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

The Company operates a family of brands, including Abercrombie brands and Hollister, with a shared commitment to offering products of enduring quality and exceptional comfort that support global customers on their journey to being and becoming who they are.

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

While certain tariffs have been struck down, modified, or replaced, other tariffs remain in effect or have subsequently been imposed under various trade authorities, including tariffs imposed pursuant to Section 301 of the Trade Act of 1974, and additional tariffs may be imposed in the future. Such tariffs may increase the cost of merchandise or materials sourced from impacted countries, adversely affect our supply chain, and negatively impact our results of operations.

Abercrombie & Fitch Co.	25	2026 2Q Form 10-Q

During the thirteen weeks ended August 1, 2026, the Company recognized approximately $100 million in refunds plus accrued interest of $3 million of IEEPA tariffs previously paid. The refunds received were reflected as a reduction of cost of sales, with the accrued interest reflected in interest income in the Condensed Consolidated Statements of Operations and Comprehensive Income. Subsequent to August 1, 2026, the Company received approximately $18 million in refunds related to IEEPA tariffs, of which approximately $4 million had been recognized as a receivable as of the end of the second quarter of 2026. The remaining $14 million received will be reflected as a reduction of cost of sales in the third quarter of 2026, with accrued interest reflected in interest income, in the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

Current macroeconomic conditions and global events

Macroeconomic conditions such as a volatile interest rate environment, ongoing inflation, the geopolitical landscape, and foreign exchange rate fluctuations, continue to impact the global economy. Recently, the global markets have experienced fluctuations in fuel and other energy related costs, which could lead to greater uncertainty regarding the overall economic environment and consumer spending. During periods of unfavorable economic conditions, consumers may reallocate available discretionary spending or determine that they have fewer funds available for discretionary spending, which may also adversely impact demand for our products. Continued inflationary pressures could further impact expenses and have a longer-term impact on our ability to maintain satisfactory margins.

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

Supply chain disruptions

Global supply chain conditions continue to be affected by disruptions in major maritime routes, higher transportation and logistics costs, and increased competition for supply chain capacity due to uncertainty in the global trade environment and ongoing armed conflicts. For example, armed conflicts in the Middle East have contributed to elevated freight rates and longer transit times compared to historical levels, and prolonged or escalating conflicts could result in additional supply chain disruption, including higher energy and transportation costs (such as fuel related charges), shipping delays, or increased air freight usage to mitigate inventory delays.

Store Count

As of August 1, 2026, the Company operated 846 retail stores and the Company’s franchisees operated 61 franchise stores across the Company’s regions and brands as detailed in the table below.

	Americas	EMEA	APAC	Total
Company-owned
Abercrombie	246	39	30	315
Hollister	405	102	24	531
Company-owned total	651	141	54	846

Franchise
Abercrombie	19	9	9	37
Hollister	9	10	5	24
Franchise total	28	19	14	61

Total	679	160	68	907
For Company-owned gross square footage by geographic region and brand as of January 31, 2026, and February 1, 2025, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fiscal 2025 Form 10-K.

Abercrombie & Fitch Co.	26	2026 2Q Form 10-Q

Global store network modernization and growth

The Company has a goal of finding the right size, right location and right economics for omni-enabled stores that cater to local customers. The Company continues to use data to inform its focus on aligning store square footage with digital penetration, and has delivered new store experiences across brands during Fiscal 2026.

During the twenty-six weeks ended August 1, 2026, the Company opened 24 new stores, remodeled 40 stores and right-sized five stores, while closing seven stores. As part of this focus, the Company’s store investment plan includes delivering approximately 30 net store openings during Fiscal 2026 consisting of opening approximately 50 new stores, while closing approximately 20 stores, pending negotiations with our landlord partners. Additionally, the Company expects approximately 80 remodels and right-sizes during Fiscal 2026, pending negotiations with our landlord partners.

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

Summary of results
The following provides a summary of results for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025:

	GAAP		Non-GAAP (1)
Thirteen Weeks Ended	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales (in thousands)	$1,266,689	$1,208,560
Change in net sales	5%	7%
Comparable sales (2)			—%	3%
Operating income (in thousands)	$252,700	$206,658		$168,084
Operating income margin	19.9%	17.1%		13.9%
Net income attributable to A&F (in thousands)	$183,720	$141,383		$112,758
Net income per diluted share attributable to A&F	4.17	2.91		2.32

Twenty-Six Weeks Ended
Net sales (in thousands)	$2,380,510	$2,305,871
Change in net sales	3%	7%
Comparable sales (2)			—%	4%
Operating income (in thousands)	$341,497	$308,191		$269,617
Operating income margin	14.3%	13.4%		11.7%
Net income attributable to A&F (in thousands)	$250,854	$221,796		$193,171
Net income per diluted share attributable to A&F	5.59	4.47		3.90

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

Certain components of the Company’s Condensed Consolidated Balance Sheets as of August 1, 2026 and January 31, 2026 were as follows:

(in thousands)	August 1, 2026	January 31, 2026
Cash and equivalents	$627,716	$759,540
Marketable securities	10,283	25,036
Inventories	591,662	601,218

Certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the twenty-six-week periods ended August 1, 2026 and August 2, 2025 were as follows:

(in thousands)	August 1, 2026	August 2, 2025
Net cash provided by operating activities	$313,401	$112,893
Net cash used for investing activities	(114,357)	(31,943)
Net cash used for financing activities	(329,816)	(290,713)

Abercrombie & Fitch Co.	27	2026 2Q Form 10-Q

RESULTS OF OPERATIONS

The estimated basis point (“BPS”) change disclosed throughout this Results of Operations section has been rounded based on the change in the percentage of net sales.

Net sales

Net sales by segment are presented by attributing revenues to a physical store location or geographical region that fulfills the order. The Company’s net sales by reportable segment for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025 were as follows:

	Thirteen Weeks Ended
(in thousands, except ratios)	August 1, 2026	August 2, 2025	$ Change	% Change	Comparable Sales (1)
By segment:
Americas	$1,020,537	$974,200	$46,337	5%	1%
EMEA	201,990	197,210	4,780	2	(4)
APAC	44,162	37,150	7,012	19	13
Total	$1,266,689	$1,208,560	$58,129	5	—

	Twenty-Six Weeks Ended
(in thousands, except ratios)	August 1, 2026	August 2, 2025	$ Change	% Change	Comparable Sales (1)
By segment:
Americas	$1,920,481	$1,849,004	$71,477	4%	1%
EMEA	369,363	382,246	(12,883)	(3)	(8)
APAC	90,666	74,621	16,045	22	14
Total	$2,380,510	$2,305,871	$74,639	3	—
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

For the second quarter of Fiscal 2026, net sales increased 5% on a reported basis and were flat on a comparable sales basis, as compared to the second quarter of Fiscal 2025. The reported increase was primarily attributable to mid-single-digit AUR growth, driven by selected changes to tickets and promotions, and an increase in new owned and operated stores, which was partially offset by a low-single-digit decline in unit volume. The spread between net sales and comparable net sales is primarily attributable to net new store openings and third-party channel performance. On a geographic basis for the second quarter of Fiscal 2026:
•Net sales growth in the Americas region of 5% and 1% on a reported and comparable sales basis, respectively. The increase on a reported basis was primarily attributable to mid-single-digit AUR growth, with selected changes to tickets and promotions, partially offset by a low-single-digit decline in unit volume. The spread between net sales and comparable net sales is primarily attributable to net new store openings and third-party channel performance.
•Net sales growth in the EMEA region of 2% on a reported basis and net sales decline of 4% on a comparable sales basis. The increase on a reported basis was primarily attributable to low-single-digit AUR growth, with selected lower promotional activity, partially offset by a low-single-digit decline in unit volume. The spread between net sales and comparable net sales is primarily attributable to net new store openings and third-party channel performance.
•Net sales growth in the APAC region of 19% and 13% on a reported and comparable sales basis, respectively. The increase on a reported basis was led by low-double-digit AUR growth, lower promotional activity, higher third-party volume, and mid-single-digit growth in unit volume. The spread between net sales and comparable net sales is primarily attributable to third-party channel performance and favorable foreign currency.
For the year-to-date period of Fiscal 2026, net sales increased 3% on a reported basis and were flat on a comparable sales basis, as compared to the year-to-date period of Fiscal 2025. The increase on a reported basis was primarily attributable to mid-single-digit AUR growth, driven by selected changes to tickets and promotions, as well as the addition of new owned and operated stores and favorable foreign currency impacts, partially offset by a low-single-digit decline in unit volume. The spread between net sales and comparable net sales is primarily attributable to net new store openings and third-party channel performance. On a geographic basis for the year-to-date period of Fiscal 2026:
•Net sales growth in the Americas region of 4% and 1% on a reported and comparable basis, respectively. The increase on a reported basis was led by mid-single-digit AUR growth, with selected changes to tickets and promotions, with around flat unit volume. The spread between net sales and comparable net sales is primarily attributable to net new store openings.
•Net sales decline in the EMEA region of 3% and 8% on a reported and comparable basis, respectively. The decline on a reported basis was attributable to lower third-party volume, and a mid-single-digit decline in unit volume, partially offset by low-single-digit AUR growth and favorable foreign currency. The spread between net sales and comparable net sales is primarily attributable to net new store openings, third-party channel performance and favorable foreign currency.
•Net sales growth in the APAC region of 22% and 14% on a reported and comparable sales basis, respectively. The increase on a reported basis was attributable to high-single digit AUR growth and high-single-digit unit volume growth, coupled with higher third-party volume and favorable foreign currency. The spread between net sales and comparable net sales is primarily attributable to third-party channel performance, and favorable foreign currency.

Abercrombie & Fitch Co.	28	2026 2Q Form 10-Q

The Company’s net sales by brand for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025 were as follows:

	Thirteen Weeks Ended
(in thousands, except ratios)	August 1, 2026	August 2, 2025	$ Change	% Change	Comparable Sales (1)
Abercrombie	$596,808	$551,868	$44,940	8%	4%
Hollister	669,881	656,692	13,189	2	(3)
Total	$1,266,689	$1,208,560	$58,129	5	—

	Twenty-Six Weeks Ended
(in thousands, except ratios)	August 1, 2026	August 2, 2025	$ Change	% Change	Comparable Sales (1)
Abercrombie	$1,161,527	$1,099,815	$61,712	6%	2%
Hollister	1,218,983	1,206,056	12,927	1	(2)
Total	$2,380,510	$2,305,871	$74,639	3	—
(1)Comparable sales are calculated on a constant currency basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for further details on the comparable sales calculation.

Cost of sales, exclusive of depreciation and amortization

	Thirteen Weeks Ended
	August 1, 2026		August 2, 2025
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$366,109	28.9%	$451,590	37.4%	(850)

	Twenty-Six Weeks Ended
	August 1, 2026		August 2, 2025
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Cost of sales, exclusive of depreciation and amortization	$779,947	32.8%	$868,723	37.7%	(490)

For the second quarter of Fiscal 2026, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 850 basis points, as compared to the second quarter of Fiscal 2025. The percentage decrease was primarily attributable to cost of sales leverage from 690 basis points net tariff benefit which includes the impact of IEEPA tariff refunds and ongoing tariff expense, AUR growth driven by selected changes to tickets and promotions, partially offset by an approximate 20 basis point increase in freight costs.

For the year-to-date period of Fiscal 2026, cost of sales, exclusive of depreciation and amortization, as a percentage of net sales decreased by approximately 490 basis points, as compared to the year-to-date period of Fiscal 2025. The percentage decrease was primarily attributable to cost of sales leverage from 290 basis points net tariff benefit which includes the impact of IEEPA tariff refunds and ongoing tariff expense, AUR growth driven by selected changes to tickets and promotions, and an approximate 70 basis point decline in freight costs.

Selling expense

	Thirteen Weeks Ended
	August 1, 2026		August 2, 2025
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Selling expense	$444,042	35.1%	$375,356	31.1%	400
Excluded item:
Litigation Settlement (1)	—	—	42,874	3.5	(350)
Adjusted non-GAAP selling expense	$444,042	35.1	$418,230	34.6	50

	Twenty-Six Weeks Ended
	August 1, 2026		August 2, 2025
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Selling expense	$875,237	36.8%	$775,293	33.6%	320
Excluded item:
Litigation Settlement (1)	—	—	42,874	1.9	(190)
Adjusted non-GAAP selling expense	$875,237	36.8	$818,167	35.5	130

Abercrombie & Fitch Co.	29	2026 2Q Form 10-Q

(1)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

For the second quarter of Fiscal 2026, selling expense increased by $69 million, as compared to the second quarter of Fiscal 2025. Selling expense as a percentage of net sales increased 400 basis points, as compared to the second quarter of Fiscal 2025. The increase in rate was primarily driven by expense deleverage, including an approximate 350 basis point prior year benefit resulting from the favorable settlement of claims to resolve payment card interchange fee litigation (the “Litigation Settlement”), and an approximate 80 basis point increase in total fulfillment expense.

For the year-to-date period of Fiscal 2026, selling expense increased by $100 million, as compared to the year-to-date period of Fiscal 2025. Selling expense as a percentage of net sales increased 320 basis points, as compared to the year-to-date period of Fiscal 2025. The increase in rate was primarily driven by expense deleverage, including an approximate 190 basis point prior year benefit resulting from the Litigation Settlement, an approximate 110 basis point increase in store occupancy, payroll and other controllable costs, and an approximate 70 basis point increase in marketing.

General and administrative expense

	Thirteen Weeks Ended
	August 1, 2026		August 2, 2025
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
General and administrative expense	$204,784	16.2%	$175,325	14.5%	170
Excluded item:
Litigation Settlement (1)	—	—	(4,300)	(0.4)	40
Adjusted non-GAAP general and administrative expense	$204,784	16.2	$171,025	14.2	200

	Twenty-Six Weeks Ended
	August 1, 2026		August 2, 2025
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
General and administrative expense	$387,538	16.3%	$350,250	15.2%	110
Excluded item:
Litigation Settlement (1)	—	—	(4,300)	(0.2)	20
Adjusted non-GAAP general and administrative expense	$387,538	16.3	$345,950	15.0	130
(1)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

For the second quarter of Fiscal 2026, general and administrative expense increased by $29 million, as compared to the second quarter of Fiscal 2025. General and administrative expense as a percentage of net sales increased 170 basis points, as compared to the second quarter of Fiscal 2025. The increase in expense rate was primarily driven by a 120 basis point increase in total employee compensation costs, and a 70 basis point increase in other outside services, partially offset by an approximate adverse 40 basis point impact in prior year legal fees relating to the Litigation Settlement.

For the year-to-date period of Fiscal 2026, general and administrative expense increased by $37 million, as compared to the year-to-date period of Fiscal 2025. General and administrative expense as a percentage of net sales increased 110 basis points as compared to the year-to-date period of Fiscal 2025. The increase in expense rate was primarily driven by an approximate 80 basis point increase in total employee compensation costs an approximate 40 basis point increase in other outside services, offset by an approximate adverse 20 basis point impact in legal fees relating to the Litigation Settlement.

Other operating (income) loss, net

	Thirteen Weeks Ended
	August 1, 2026		August 2, 2025
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Other operating income, net	$(946)	(0.1)%	$(369)	—%	(10)

	Twenty-Six Weeks Ended
	August 1, 2026		August 2, 2025
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Other operating (income) loss, net	$(3,709)	(0.2)%	$3,414	0.1%	(30)

Abercrombie & Fitch Co.	30	2026 2Q Form 10-Q

Operating income

	Thirteen Weeks Ended
	August 1, 2026		August 2, 2025
(in thousands, except ratios)		% of Net sales(1)		% of Net sales(1)	BPS Change
Americas	$382,599	37.5%	$319,829	32.8%	470
EMEA	27,244	13.5	24,530	12.4	110
APAC	(3,396)	(7.7)	(5,967)	(16.1)	840
Operating loss not attributed to segments	(153,747)		(131,734)
Operating income	$252,700	19.9	$206,658	17.1	280
Excluded item:
Litigation Settlement (2)	—	0.0	38,574	3.2	(320)
Adjusted non-GAAP operating income	$252,700	19.9	$168,084	13.9	600

	Twenty-Six Weeks Ended
	August 1, 2026		August 2, 2025
(in thousands, except ratios)		% of Net Sales(1)		% of Net Sales(1)	BPS Change
Americas	$613,528	31.9%	$546,789	29.6%	230
EMEA	30,648	8.3	40,564	10.6	(230)
APAC	(4,281)	(4.7)	(10,377)	(13.9)	920
Operating loss not attributed to segments	(298,398)		(268,785)
Operating income	$341,497	14.3	$308,191	13.4	90
Excluded item:
Litigation Settlement (2)	—	0.0	38,574	1.7	(170)
Adjusted non-GAAP operating income	$341,497	14.3	$269,617	11.7	260
(1)    Segment operating income as a percentage of net sales is calculated by attributing the segment’s operating income with the respective net sales in the segment.
(2)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details
For the second quarter of Fiscal 2026, operating income increased by $46 million, or 280 basis points as a percentage of net sales, as compared to the second quarter of Fiscal 2025.
•Operating income for the Americas region increased $63 million, or 470 basis points as a percentage of region net sales, as compared to the second quarter of Fiscal 2025. The increase as a percent of sales was primarily attributed to an increase in AUR, cost of sales leverage, inclusive of IEEPA tariff refunds, partially offset by a prior year benefit from the Litigation Settlement included in selling expense, as well as deleverage in fulfillment expenses.
•Operating income for the EMEA region increased $2.7 million, or 110 basis points as a percentage of region net sales, as compared to the second quarter of Fiscal 2025. The increase as a percent of sales was primarily attributed to cost of sales leverage, partially offset by deleverage in store-related and marketing investment.
•Operating (loss) for the APAC region decreased $2.6 million or 840 basis points as a percentage of region net sales, as compared to the second quarter of Fiscal 2025. The decrease as a percent of sales was primarily attributed to leverage in cost of sales on higher AUR, as well as leverage of store-related, marketing and administrative expenses.
•Operating (loss) not attributed to segments increased primarily related to an increase in employee compensation and technology costs.

For the year-to-date period of Fiscal 2026, operating income increased by $33 million compared to the year-to-date period of Fiscal 2025. As a percentage of net sales, operating income increased 90 basis points compared to the year-to-date period of Fiscal 2025.
•Operating income for the Americas increased $67 million, or 230 basis points as a percentage of region net sales, as compared to the year-to-date period of Fiscal 2025. The increase as a percent of sales was primarily attributed to cost of sales leverage, inclusive of IEEPA tariff refunds, partially offset by a prior year benefit from the Litigation Settlement included in selling expense and deleverage on store-related, and fulfillment expenses.
•Operating income for EMEA decreased $10 million, or 230 basis points as a percentage of region net sales, as compared to the year-to-date period of Fiscal 2025. The decrease as a percent of sales primarily related to deleverage in store-related and marketing investments, partially offset by cost of sales leverage.
•Operating (loss) for APAC decreased $6 million, or 920 basis points as a percentage of region net sales, as compared to the year-to-date period of Fiscal 2025. The decrease as a percent of sales was primarily attributed to leverage in cost of sales and store-related expenses.
•Operating (loss) not attributed to segments increased primarily related to an increase in employee compensation and technology costs.

Abercrombie & Fitch Co.	31	2026 2Q Form 10-Q

Interest income, net

	Thirteen Weeks Ended
	August 1, 2026		August 2, 2025
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Interest expense	$561	—%	$620	0.1%	(10)
Interest income	(8,152)	(0.6)	(3,094)	(0.3)	(30)
Interest income, net	$(7,591)	(0.6)	$(2,474)	(0.2)	(40)

	Twenty-Six Weeks Ended
	August 1, 2026		August 2, 2025
(in thousands, except ratios)		% of Net Sales		% of Net Sales	BPS Change
Interest expense	$1,011	—%	$1,281	0.1%	(10)
Interest income	(13,889)	(0.5)	(10,538)	(0.5)	—
Interest income, net	$(12,878)	(0.5)	$(9,257)	(0.4)	(10)

For the second quarter of Fiscal 2026, interest income, net increased $5.1 million, as compared to the second quarter of Fiscal 2025. The net increase was a result of interest income recognized on IEEPA tariff refunds, and an increase in balance and yield on time deposits and money market accounts compared to the second quarter of Fiscal 2025.

For the year-to-date period of Fiscal 2026, interest income, net increased $3.6 million, as compared to the year-to-date period of Fiscal 2025. The net increase was primarily a result of interest income recognized on IEEPA tariff refunds compared to the year-to-date period of Fiscal 2025.

Income tax expense

	Thirteen Weeks Ended
	August 1, 2026		August 2, 2025
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$74,752	28.7%	$65,744	31.4%
Excluded item:
Tax effect of pre-tax excluded items (1)	—		(9,949)
Adjusted non-GAAP income tax expense	$74,752	28.7	$55,795	32.7

	Twenty-Six Weeks Ended
	August 1, 2026		August 2, 2025
(in thousands, except ratios)		Effective Tax Rate		Effective Tax Rate
Income tax expense	$100,717	28.4%	$92,321	29.1%
Excluded item:
Tax effect of pre-tax excluded items (1)	—		(9,949)
Adjusted non-GAAP income tax expense	$100,717	28.4	$82,372	29.5
(1)    The tax effect of pre-tax excluded items is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis. Refer to “NON-GAAP FINANCIAL MEASURES,” for details of pre-tax excluded items.

The change in the effective tax rate for the second quarter and year-to-date period of Fiscal 2026, as compared with the second quarter and year-to-date period of Fiscal 2025, is due to higher pre-tax income compared with the prior-year period.

Refer to Note 10, “INCOME TAXES.”

Abercrombie & Fitch Co.	32	2026 2Q Form 10-Q

Net income attributable to A&F

	Thirteen Weeks Ended
	August 1, 2026		August 2, 2025
(in thousands)		% of Net sales		% of Net sales	BPS Change
Net income attributable to A&F	$183,720	14.5%	$141,383	11.7%	280
Excluded item, net of tax (1)	—	—	(28,625)	(2.4)	240
Adjusted non-GAAP net income attributable to A&F	$183,720	14.5	$112,758	9.3	520

	Twenty-Six Weeks Ended
	August 1, 2026		August 2, 2025
(in thousands)		% of Net Sales		% of Net Sales	BPS Change
Net income attributable to A&F	$250,854	10.5%	$221,796	9.6%	90
Excluded item, net of tax (1)	—	—	(28,625)	(1.2)	120
Adjusted non-GAAP net income attributable to A&F	$250,854	10.5	$193,171	8.4	210
(1)    Excluded items presented above under “Operating income,” and “Income tax expense.” Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Net income per share attributable to A&F

	Thirteen Weeks Ended
	August 1, 2026	August 2, 2025	$ Change
Net income per diluted share attributable to A&F	$4.17	$2.91	$1.26
Excluded item, net of tax (1) (2)	—	(0.59)	0.59
Adjusted non-GAAP net income per diluted share attributable to A&F	4.17	2.32	1.85
Impact from changes in foreign currency exchange rates	—	0.01	(0.01)
Adjusted non-GAAP net income per diluted share attributable to A&F on a constant currency basis (2)	$4.17	$2.33	$1.84

	Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	$ Change
Net income per diluted share attributable to A&F	$5.59	$4.47	$1.12
Excluded item, net of tax (1) (2)	—	(0.58)	0.58
Adjusted non-GAAP net income per diluted share attributable to A&F	$5.59	$3.90	$1.69
Impact from changes in foreign currency exchange rates	—	0.12	(0.12)
Adjusted non-GAAP net income per diluted share attributable to A&F on a constant currency basis (2)	$5.59	$4.02	$1.57
(1)    Excluded items presented above under “Operating income” and “Income tax expense”.
(2)    Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Abercrombie & Fitch Co.	33	2026 2Q Form 10-Q

EBITDA AND ADJUSTED EBITDA

	Thirteen Weeks Ended
	August 1, 2026		August 2, 2025
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Net income	$185,539	14.6%	$143,388	11.9%	270
Income tax expense	74,752	5.9	65,744	5.4	50
Interest income, net	(7,591)	(0.6)	(2,474)	(0.2)	(40)
Depreciation and amortization	43,279	3.5	37,424	3.1	40
EBITDA (1)	$295,979	23.4	$244,082	20.2	320
Excluded item:
Litigation Settlement (2)	—	—	(38,574)	(3.2)	320
Adjusted EBITDA (1)	$295,979	23.4	$205,508	17.0	640

	Twenty-Six Weeks Ended
	August 1, 2026		August 2, 2025
(in thousands, except ratios)		% of Net sales		% of Net sales	BPS Change
Net income	$253,658	10.7%	$225,127	9.8%	90
Income tax expense	100,717	4.2	92,321	4.0	20
Interest income, net	(12,878)	(0.5)	(9,257)	(0.4)	(10)
Depreciation and amortization	85,583	3.5	76,000	3.3	20
EBITDA (1)	$427,080	17.9	$384,191	16.7	120
Excluded item:
Litigation Settlement (2)	—	—	(38,574)	(1.7)	170
Adjusted EBITDA (1)	$427,080	17.9	$345,617	15.0	290

(1)EBITDA and Adjusted EBITDA are supplemental financial measures that are not defined or prepared in accordance with GAAP. EBITDA is defined as net income before interest, income taxes and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for excluded items.
(2)     Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Abercrombie & Fitch Co.	34	2026 2Q Form 10-Q

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

When evaluating opportunities for investments in the business, management considers alignment with initiatives that position the business for sustainable long-term growth and with the Company’s strategic priorities as described within Part I, “Item 1. Business - STRATEGY AND KEY BUSINESS PRIORITIES” included in the Fiscal 2025 Form 10-K, including being opportunistic regarding areas for growth. Examples of potential investment opportunities include, but are not limited to, new store experiences, and investments in the Company’s digital and omnichannel initiatives. Historically, the Company has utilized free cash flow generated from operations to fund any discretionary capital expenditures, which have been prioritized towards new store experiences, as well as marketing, digital and omnichannel investments, and information technology. For the year-to-date period ended August 1, 2026, the Company invested $129.4 million towards capital expenditures. Total capital expenditures for Fiscal 2026 are expected to be around $250 million.

The Company measures liquidity using total cash and cash equivalents and incremental borrowing available under the ABL Facility. As of August 1, 2026, the Company had cash and cash equivalents of $627.7 million and total liquidity of approximately $1.1 billion, compared with cash and cash equivalents of $759.5 million and total liquidity of approximately $1.2 billion at the beginning of Fiscal 2026.

Share repurchases

In March 2025, the Company announced that the Board of Directors approved a $1.3 billion share repurchase program (the “2025 Authorization”), which replaced the prior share repurchase program of $500 million authorized by the Board of Directors in 2021. The 2025 Authorization does not have an expiration date.

During the fiscal year-to-date period ended August 1, 2026, the Company repurchased approximately 3.2 million shares of its Common Stock pursuant to the 2025 Authorization for approximately $282 million. As of August 1, 2026, the Company had $568 million in share repurchases remaining under the 2025 Authorization.

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

Abercrombie & Fitch Co.	35	2026 2Q Form 10-Q

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

As of August 1, 2026, the Company did not have any borrowings outstanding under the ABL Facility.

Details regarding the remaining borrowing capacity under the ABL Facility as of August 1, 2026 are as follows:

(in thousands)	August 1, 2026
Loan cap	$500,000
Less: Outstanding stand-by letters of credit	(466)
Borrowing capacity	499,534
Less: Minimum excess availability (1)	(50,000)
Borrowing capacity available	$449,534
(1)    Under the ABL Facility, the Company must maintain excess availability equal to the greater of 10% of the loan cap or $36 million.

Refer to Note 11, “BORROWINGS.”

Income taxes

The Company’s earnings and profits from its foreign subsidiaries could be repatriated to the U.S. without incurring additional federal income tax. The Company determined that the balance of the Company’s undistributed earnings and profits from its foreign subsidiaries as of February 2, 2019 are considered indefinitely reinvested outside of the U.S., and if these funds were to be repatriated to the U.S., the Company would expect to incur an insignificant amount of state income taxes and foreign withholding taxes. The Company accrues for both state income taxes and foreign withholding taxes with respect to earnings and profits earned after February 2, 2019, in such a manner that these funds could be repatriated without incurring additional tax expense. As of August 1, 2026, $208.5 million of the Company’s $627.7 million of cash and equivalents were held by foreign affiliates.

Refer to Note 10, “INCOME TAXES.”

Analysis of cash flows

The table below provides certain components of the Company’s Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 1, 2026 and August 2, 2025:

	Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025
(in thousands)
Cash and equivalents, and restricted cash and equivalents, beginning of period	$766,916	$780,395
Net cash provided by operating activities	313,401	112,893
Net cash used for investing activities	(114,357)	(31,943)
Net cash used for financing activities	(329,816)	(290,713)
Effect of foreign currency exchange rates on cash	(1,159)	9,700
Net decrease in cash and equivalents, and restricted cash and equivalents	(131,931)	(200,063)
Cash and equivalents, and restricted cash and equivalents, end of period	$634,985	$580,332

Abercrombie & Fitch Co.	36	2026 2Q Form 10-Q

Operating activities - For the fiscal year-to-date period ended August 1, 2026, net cash provided by operating activities increased by $200.5 million, primarily related to an increase in net income due to the 3% year-over-year increase in net sales and recognition of IEEPA tariff refunds, partially offset by expense deleverage, including the impact of the prior-year benefit resulting from the favorable settlement of claims to resolve payment card interchange fee litigation. Additionally, operating cash flow benefited from $64.2 million related to changes in accounts payable and accrued expenses, primarily related to the timing of merchandise payables and decreased incentive compensation payments, $45.7 million related to the timing of tax liabilities and resulting payments, $40.3 million primarily related to the timing of collection of receivables, as well as $24.0 million in lower inventory receipts. During the fiscal year-to-date period ended August 2, 2025, net cash provided by operating activities included an increase in cash outflows related to the timing of merchandise and advertising payables and higher inventory product costs, partially offset by increased cash receipts as a result of the 7% year-over-year increase in net sales.
Investing activities - For the fiscal year-to-date period ended August 1, 2026, net cash used for investing activities increased by $82.4 million primarily related to capital expenditures of $129.4 million, partially offset by the maturity of $34.6 million of marketable securities. Net cash used for investing activities for the fiscal year-to-date period ended August 2, 2025 was primarily used for capital expenditures of $116.9 million, partially offset by the maturity of $85.0 million of marketable securities.

Financing activities - For the fiscal year-to-date period ended August 1, 2026, net cash used for financing activities included the purchase of approximately 3.2 million shares of Common Stock with a market value of approximately $286.4 million and $38.6 million related to shares of Common Stock withheld (repurchased) to cover tax withholdings upon vesting of share-based compensation awards. During the fiscal year-to-date period ended August 2, 2025, net cash used for financing activities included the purchase of approximately 3.2 million shares of Common Stock with a market value of approximately $251.2 million and $34.8 million related to shares of Common Stock withheld (repurchased) to cover tax withholdings upon vesting of share-based compensation awards.

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

Comparable sales

Abercrombie & Fitch Co.	37	2026 2Q Form 10-Q

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

Excluded items

The following financial measures are disclosed on a GAAP and on an adjusted non-GAAP basis excluding the following items, as applicable:

Financial measures (1)	Excluded items
Selling expense	Litigation Settlement
General and administrative expense	Legal fees in connection with the Litigation Settlement
Operating income	Litigation Settlement, net of legal fees
Income tax expense (2)	Tax effect of pre-tax excluded items
Net income and net income per share attributable to A&F (2)	Pre-tax excluded items and the tax effect of pre-tax excluded items
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

Reconciliations of non-GAAP financial metrics on a constant currency basis to financial measures calculated and presented in accordance with GAAP for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025 were as follows:

(in thousands, except change in net sales, operating income margin and per share data)	Thirteen Weeks Ended			Twenty-Six Weeks Ended
Net sales	August 1, 2026	August 2, 2025	% Change	August 1, 2026	August 2, 2025	% Change
GAAP	$1,266,689	$1,208,560	5%	$2,380,510	$2,305,871	3%
Impact from changes in foreign currency exchange rates	—	(223)	—	—	10,795	—
Non-GAAP on a constant currency basis	$1,266,689	$1,208,337	5%	$2,380,510	$2,316,666	3%
Operating income	August 1, 2026	August 2, 2025	BPS Change (1)	August 1, 2026	August 2, 2025	BPS Change (1)
GAAP	$252,700	$206,658	280	$341,497	$308,191	90
Excluded items (2)	—	38,574	(320)	—	38,574	(170)
Adjusted non-GAAP	$252,700	$168,084	600	$341,497	$269,617	260
Impact from changes in foreign currency exchange rates	—	787	(10)	—	8,273	(30)
Non-GAAP on a constant currency basis	$252,700	$168,871	590	$341,497	$277,890	230
Net income per share attributable to A&F	August 1, 2026	August 2, 2025	$ Change	August 1, 2026	August 2, 2025	$ Change
GAAP	$4.17	$2.91	$1.26	$5.59	$4.47	$1.12
Excluded items, net of tax (2)	—	0.59	(0.59)	—	0.58	(0.58)
Adjusted non-GAAP	$4.17	$2.32	$1.85	$5.59	$3.90	$1.69
Impact from changes in foreign currency exchange rates	—	0.01	(0.01)	—	0.12	(0.12)
Non-GAAP on a constant currency basis	$4.17	$2.33	$1.84	$5.59	$4.02	$1.57

(1)    The estimated basis point change has been rounded based on the change in the percentage of net sales.
(2)    Excluded item consists of the favorable Litigation Settlement, net of legal fees

Abercrombie & Fitch Co.	38	2026 2Q Form 10-Q

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

A reconciliation of non-GAAP EBITDA to net income, a financial measure calculated and presented in accordance with GAAP, and the adjustments made in calculating Adjusted EBITDA for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025 were as follows:

	Thirteen Weeks Ended
(in thousands, except ratios)	August 1, 2026	% of Net Sales	August 2, 2025	% of Net Sales
Net income	$185,539	14.6%	$143,388	11.9%
Income tax expense	74,752	5.9	65,744	5.4
Interest income, net	(7,591)	(0.6)	(2,474)	(0.2)
Depreciation and amortization	43,279	3.5	37,424	3.1
EBITDA (1)	$295,979	23.4	$244,082	20.2

Adjustments to EBITDA
Litigation Settlement (2)	—	—	(38,574)	(3.2)
Adjusted EBITDA (1)	$295,979	23.4	$205,508	17.0

	Twenty-Six Weeks Ended
(in thousands, except ratios)	August 1, 2026	% of Net Sales	August 2, 2025	% of Net Sales
Net income	$253,658	10.7%	$225,127	9.8%
Income tax expense	100,717	4.2	92,321	4.0
Interest income, net	(12,878)	(0.5)	(9,257)	(0.4)
Depreciation and amortization	85,583	3.5	76,000	3.3
EBITDA (1)	$427,080	17.9	$384,191	16.7

Adjustments to EBITDA
Litigation Settlement (2)	—	—	(38,574)	(1.7)
Adjusted EBITDA (1)	$427,080	17.9	$345,617	15.0
(1)EBITDA and Adjusted EBITDA are supplemental financial measures that are not defined or prepared in accordance with GAAP. EBITDA is defined as net income before interest, income taxes and depreciation and amortization. Adjusted EBITDA is EBITDA adjusted for excluded items.
(2)Refer to “NON-GAAP FINANCIAL MEASURES” for further details.

Abercrombie & Fitch Co.	39	2026 2Q Form 10-Q

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

The Rabbi Trust includes amounts to meet funding obligations to participants in the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan I, the Abercrombie & Fitch Co. Nonqualified Savings and Supplemental Retirement Plan II, and the Supplemental Executive Retirement Plan. The Rabbi Trust assets primarily consist of trust-owned life insurance policies, which are recorded at cash surrender value. The change in cash surrender value resulted in realized gains of $0.4 million and $0.4 million for the thirteen weeks ended August 1, 2026 and August 2, 2025, respectively, and $0.8 million and $0.7 million for the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively. The realized gains were recorded in interest income, net on the Condensed Consolidated Statements of Operations and Comprehensive Income.

The Rabbi Trust assets were included in other assets on the Condensed Consolidated Balance Sheets as of August 1, 2026 and January 31, 2026 and are restricted in their use as noted above.

INTEREST RATE RISK

On July 15, 2024, the Company redeemed all of its outstanding 8.75% Senior Secured Notes, thereby eliminating that interest rate risk. Interest rate exposure may arise in the future due to potential changes in gross borrowings outstanding under the ABL Facility and any changes in interest rate terms and limitations described within the Amended and Restated Credit Agreement.

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

Foreign currency exchange forward contracts are sensitive to changes in foreign currency exchange rates. As of August 1, 2026, the Company assessed the risk of loss in fair values from the effect of a hypothetical 10% devaluation of the U.S. dollar against the exchange rates for foreign currencies under contracts. Such a hypothetical devaluation would decrease derivative contract fair values by approximately $14.7 million. As the Company’s foreign currency exchange forward contracts are primarily designated as cash flow hedges of forecasted transactions, the hypothetical change in fair values would be expected to be largely offset by the net change in fair values of the underlying hedged items. Refer to Note 13, “DERIVATIVE INSTRUMENTS,” for the fair value of any outstanding foreign currency exchange forward contracts included in other current assets and accrued expenses as of August 1, 2026 and January 31, 2026.

Abercrombie & Fitch Co.	40	2026 2Q Form 10-Q

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

A&F’s management, including the Chief Executive Officer of A&F (who serves as Principal Executive Officer of A&F) and the Executive Vice President and Chief Financial Officer of A&F (who serves as Principal Financial Officer of A&F), evaluated the effectiveness of A&F’s design and operation of its disclosure controls and procedures as of the end of the fiscal quarter ended August 1, 2026. The Chief Executive Officer of A&F (in such individual’s capacity as the Principal Executive Officer of A&F) and the Executive Vice President, Chief Financial Officer of A&F (in such individual’s capacity as the Principal Financial Officer of A&F) concluded that A&F’s disclosure controls and procedures were effective at a reasonable level of assurance as of August 1, 2026.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in A&F’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 1, 2026 that materially affected, or are reasonably likely to materially affect, A&F’s internal control over financial reporting.

Abercrombie & Fitch Co.	41	2026 2Q Form 10-Q

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

Item 1A. Risk Factors

The Company’s risk factors as of August 1, 2026 have not changed materially from those disclosed in Part I, “Item 1A. Risk Factors” of the Fiscal 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the second quarter of Fiscal 2026 that were not registered under the Securities Act of 1933, as amended.

The following table provides information regarding the purchase of shares of Common Stock made by or on behalf of A&F or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during each fiscal month of the thirteen weeks ended August 1, 2026:

Period (fiscal month)	Total Number of Shares Purchased (1)	Average Price Paid per Share(4)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)(4)
May 3, 2026 through May 30, 2026	500	$70.75	—	$745,080,737
May 31, 2026 through July 4, 2026	1,520,859	86.85	1,520,000	613,072,000
July 5, 2026 through August 1, 2026	495,715	91.00	495,438	567,988,888
Total	2,017,074	87.87	2,015,438	567,988,888
(1)An aggregate of 1,636 shares of Common Stock purchased during the thirteen weeks ended August 1, 2026 were withheld for tax payments due upon the vesting of employee restricted stock units.
(2)On March 5, 2025, the Company announced that the Board of Directors approved a new $1.3 billion share repurchase program (the “2025 Authorization”), which replaced the prior share repurchase authorization of $500 million that was approved by the Board of Directors in 2021 (the “2021 Authorization”). The 2025 Authorization does not have an expiration date.
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
(4)The aggregate cost of share repurchases and average price paid per share excludes commissions and excise tax.

Abercrombie & Fitch Co.	42	2026 2Q Form 10-Q

Item 5. Other Information

During the thirteen weeks ended August 1, 2026, no director or officer of the Company adopted a new “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” and no director or officer of the Company modified or terminated an existing “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).*

*     Filed herewith.
**    Furnished herewith.

Abercrombie & Fitch Co.	43	2026 2Q Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abercrombie & Fitch Co.

Date: September 4, 2026	By:	/s/ Robert J. Ball
Robert J. Ball
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Authorized Officer)

	By:	/s/ Joseph Frericks
Joseph Frericks
Senior Vice President, Corporate Controller (Principal Accounting Officer)

Abercrombie & Fitch Co.	44	2026 2Q Form 10-Q